Form 10-K
period 2019-12-31
Vir Biotechnology, Inc.
filed 2020-03-26
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-39083

Vir Biotechnology, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-2730369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

499 Illinois Street, Suite 500 San Francisco, California	94158
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 906-4324

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	VIR	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2020 was 109,799,589.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2019.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, research and development, planned clinical trials and preclinical studies, technology platforms, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Other sections of this report may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward- looking statements.

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

PART I

Item 1. Business.

Overview

Our mission is to create a world without infectious disease.

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

We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. Our current development pipeline consists of product candidates targeting hepatitis B virus, or HBV, influenza A, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, human immunodeficiency virus, or HIV, and tuberculosis, or TB. VIR-2218, an HBV-targeting siRNA, has completed enrollment in an ongoing Phase 1/2 clinical trial. Initial data have demonstrated substantial reduction of hepatitis B virus surface antigen, or HBsAg, and VIR-2218 has been generally well-tolerated. We are next planning a Phase 2 trial combining VIR-2218 with pegylated interferon-alpha, or PEG-IFN-α, an approved immune modulatory agent. Additionally, we have initiated a Phase 1/2 clinical trial for VIR-2482, a monoclonal antibody, or mAb, designed for the prevention of influenza A. We have built an industry-leading team that has deep experience in immunology, infectious diseases and product development. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

Our Technology Platforms

Our four current technology platforms are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. We are using our platforms to advance product candidates for HBV, influenza A, SARS-CoV2, HIV and TB, as well as to generate additional product candidates for viral, bacterial, fungal and parasitic infections.

Antibody Platform: We have established a robust method for capitalizing on unusually successful immune responses naturally occurring in people who are protected from, or have recovered from, infectious diseases. This method uses specialized mAbs which have the potential to treat and prevent rapidly evolving and/or previously untreatable pathogens via direct pathogen neutralization and immune system stimulation. We identify individuals who have recovered from an infection by the target pathogen, and then use a technology we refer to as High Throughput Isolation to screen hundreds of millions of B cells from those individuals for antibodies with specific properties. We engineer these fully human antibodies that we discover to enhance their therapeutic potential. For example, we have engineered our mAbs to potentially act as T cell vaccines, which may enable continued protection from a pathogen even after the mAb is no longer present.

T Cell Platform: We are exploiting the unique immunology of human cytomegalovirus, or HCMV, a commonly occurring virus in humans, as a vaccine vector to potentially treat and prevent infection by pathogens refractory to current vaccine technologies. This approach is based on fundamental observations made in non-human primates, or NHPs, with rhesus cytomegalovirus, or RhCMV. HCMV is the most potent known inducer of T cell responses of any human virus and may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. In addition, we can make proprietary modifications in the HCMV genome that we expect will elicit different types of pathogen-appropriate T cell responses. We term this approach “immune programming.” We believe that this platform may also have applicability beyond infectious diseases, to areas such as cancer.

Innate Immunity Platform: Moving beyond more traditional approaches that are used to evoke adaptive immunity or that directly target pathogens, where the development of resistance can occur, we plan to target host proteins as a means of creating host-directed therapies with high barriers to resistance. We believe that by leveraging the power of innate immunity, we can create medicines that break the “one-drug-for-one-bug” paradigm by producing “one-drug-for-multiple-bugs.” For example, we believe this platform can create a single product for respiratory viruses, such as respiratory syncytial virus, or RSV, and influenza. This is enabled using clustered regularly interspaced short palindromic repeats, or CRISPR, -based genomics, computational biology and machine learning to identify key host factors necessary for each pathogen’s survival and the protective effects of the innate immune system. We then identify product candidates that may be able to safely target host proteins to block pathogen replication or induce innate immunity to control infection.

siRNA Platform: We are harnessing the power of siRNA to inhibit pathogen replication, eliminate key host factors necessary for pathogen survival and remove microbial immune countermeasures. Our collaboration with Alnylam Pharmaceuticals, Inc., or Alnylam, includes VIR-2218 for HBV, the recently announced COVID-19 siRNA program, and up to four additional programs in infectious diseases. This platform can leverage Alnylam’s proprietary N-acetylgalactosamine, or GalNAc, delivery technology, for product candidates targeting the liver, allowing for subcutaneous administration and extended tissue half-life, as well as Enhanced Stabilization Chemistry Plus, or ESC+, technology to enhance stability and minimize off-target activity, which potentially can result in an increased therapeutic index.

Our Development Pipeline

Our current product candidates are summarized in the chart below:

*VIR-1111 is a vaccine designed to establish proof of concept in Phase (Ph) 1 clinical trial to determine whether unique immune response observed in non-human primates can be replicated in humans; ultimately, any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

IND: Investigational New Drug Application.

SARS-CoV-2: The substantial impact of viral outbreaks and the lack of global preparedness have been highlighted by the current coronavirus disease 2019, or COVID-19, pandemic. As of March 24, 2020, there were over 420,000 recorded infections, almost 19,000 recorded deaths, and the virus had spread to 170 countries. We have identified multiple antibodies that neutralize SARS-CoV-2, the virus that causes COVID-19, and believe that they may be applicable in four specific use cases:

1.

Prevention of disease: prophylaxis in health care workers or other individuals at high risk of becoming infected as well as prophylaxis for those at high risk of severe disease or death, such as the elderly with co-morbidities.

2.	Prevention of progression to severe disease: treatment of SARS-CoV-2 infected patients during the early phases of infection prior to onset of severe respiratory distress.
3.	Treatment of severe disease: treatment of SARS-CoV-2 infected patients with severe respiratory distress or other systemic illness.

4.	Development of vaccines: understanding the epitopes that lead to effective neutralization can aid in the development of effective vaccines.

In addition to addressing the COVID-19 pandemic, our long-term goal is to identify “pan-coronavirus” antibodies that can be effective against most or all coronavirus outbreaks. Beyond antibodies, we are working with Alnylam to develop potential siRNA solutions and using our innate immunity platform that applies cutting-edge genomic technologies to explore ways to interrupt the disease process using small molecules.

SARS-CoV-2 mAbs: We have confirmed the ability of our lead development candidate to neutralize the SARS-CoV-2 live virus in two separate laboratories. The antibody binds to an epitope on SARS-CoV-2 that is shared with SARS-CoV-1 (also known as ‘SARS’), indicating that the epitope is highly conserved. We believe the conservation of this epitope will make it more difficult for escape mutants to develop. We are initially advancing two versions of our lead development candidate into clinical testing. Both versions will be half-life engineered in order to potentially extend the time they remain in the body. One will also be modified to potentially immunize against the virus at the same time it treats or prevents infection. This property is known as a vaccinal effect, meaning the antibody may elicit continued immune protection against the virus even after it is no longer present in the body. We plan to start a Phase 1/2 trial of these antibodies in the next 3-5 months. To accelerate our progress in this critical area, we have signed a number of collaborations to aid in the development, manufacture, and potential commercialization of one or more antibodies.

HBV: Approximately 290 million people globally are chronically infected with HBV and approximately 900,000 of them die from HBV-associated complications each year. There is a significant unmet medical need for more effective therapies that lead to life-long control of the virus after a finite duration of therapy, which is the definition of a functional cure. For a registrational trial to demonstrate a functional cure, the formal endpoint accepted by the U.S. Food and Drug Administration, or the FDA, is undetectable HBsAg, defined as less than 0.05 international units per milliliter, or IU/ml, as well as HBV DNA less than the lower limit of quantification, in the blood six months after the end of therapy. Currently, a year-long course of PEG-IFN-α, is the best available curative therapy. It has a low functional cure rate of approximately three to seven percent. Alternatively, suppressive therapy with nucleotide/nucleoside reverse transcriptase inhibitors, or NRTIs, is commonly used, but patients often require a lifetime of therapy.

We are developing VIR-2218 and VIR-3434 for the functional cure of HBV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. While monotherapy with each of these agents may provide a functional cure in some patients, we believe combination therapy will be necessary for a functional cure in many patients. We are planning trials that combine VIR-2218 with VIR-3434, which we believe have the potential to act in concert by removing potentially tolerogenic HBV proteins and stimulating new HBV specific T cells. We are also initiating trials that combine VIR-2218 with PEG-IFN-α and are evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. We anticipate that the initial registration population for these product candidates will be patients chronically infected with HBV on NRTIs.

VIR-2218 is an HBV-targeting siRNA that is currently in a Phase 1/2 clinical trial. VIR-2218 is administered subcutaneously. By targeting a conserved region of the HBV genome, it is designed to inhibit the production of all HBV proteins, including HBsAg. Suppression of HBV proteins, particularly HBsAg, is hypothesized to remove the inhibition of T cell activity directed against HBV, allowing VIR-2218 to potentially result in a functional cure. VIR-2218 was the first siRNA in the clinic to include ESC+ technology, which has the potential to enhance the therapeutic index. As of December 11, 2019, 37 healthy volunteers have received VIR-2218 and 12 healthy volunteers have received placebo. In addition, 24 patients with chronic HBV on NRTIs have received VIR-2218 and eight patients with chronic HBV on NRTIs have received placebo. The data suggest that VIR-2218 is generally well-tolerated in healthy volunteers given as a single dose up to 900 mg and in patients given as two doses of 20 mg, 50 mg, 100 mg or 200 mg each dose. The data also demonstrate substantial, dose dependent reductions in HBsAg in patients at doses ranging from 20 mg to 200 mg, which are durable at the higher doses for at least 6 months. VIR-2218 is the first asset in our collaboration with Alnylam to enter clinical trials. We anticipate announcing additional details on this trial in the second quarter of 2020. In addition, we anticipate starting a Phase 2 combination trial of VIR-2218 and PEG-IFN-α in the second half of 2020.

VIR-3434 is an HBV-neutralizing mAb that will be administered subcutaneously. By targeting a conserved region of HBsAg, it is designed to block entry of all 10 genotypes of HBV into liver cells called hepatocytes and reduce the level of virions and subviral particles in the blood. We have also engineered VIR-3434 to have an extended half-life and to potentially function as a T cell vaccine against HBV in infected patients. These modifications are intended to enhance its potential to result in an HBV functional cure. VIR-3434 was planned to start a Phase 1 clinical trial in the first half of 2020. Due to the coronavirus disease 2019 (COVID-19) pandemic, however, we now anticipate this trial will start in the second half of 2020.

Influenza: On average, each year the influenza virus infects 5% to 10% of the world’s population and results in an estimated 500,000 deaths. In the 2017-2018 flu season, it is now estimated that 61,000 people died from influenza in the United States alone. The efficacy of the annual flu vaccine has ranged from 10% to 60% over the past 15 years, with an average of 40%, overall, across all populations. The efficacy in the elderly, defined as those 65 and older, has been found to be notably lower, in some flu seasons. The limited success of influenza vaccines has been attributed to two primary factors. First, flu vaccines have incomplete strain coverage and therefore often do not provide protection against all strains of influenza that circulate in a given season, despite being updated every year. Second, flu vaccines are active immunizations that rely on a person’s own immune system to create protective influenza virus antibodies, and many individuals do not generate an effective immune response. We are developing VIR-2482 as a universal prophylaxis for influenza A. Influenza A has been estimated in the United States to cause 85% of influenza hospitalizations from 2005 to 2013 and has been the source of all known influenza pandemics. VIR-2482 is designed to overcome the limitations of flu vaccines and lead to meaningfully higher levels of protection. We anticipate that the initial registration population for VIR-2482 will be individuals at high risk of influenza A complications, such as the elderly with chronic lung disease.

VIR-2482 is an influenza A-neutralizing mAb. In August 2019, we initiated dosing in a Phase 1/2 clinical trial for VIR-2482. VIR-2482 is administered intramuscularly. VIR-2482 targets a conserved region of the influenza A hemagglutinin protein and consequently has the potential to prevent illness by any strain of influenza A. In vitro, VIR-2482 has been shown to cover all major strains of influenza A that have arisen since the 1918 Spanish flu pandemic. Since flu vaccines have incomplete strain coverage and limited efficacy, the broad coverage of VIR-2482 may allow it to achieve higher protection levels and for it to be used year after year. In addition, because VIR-2482 is an antibody that can directly confer protection, it does not rely on a person to create his or her own antibodies. Thus, we believe VIR-2482 has the potential to be effective even in a person with a compromised immune system. VIR-2482 has been half-life engineered so that a single dose has the potential to last the entire flu season, which is typically five to six months long. Due to the COVID-19 pandemic, we now anticipate starting the Phase 2 clinical trial in the northern hemisphere in the fourth quarter of 2020, rather than in the southern hemisphere in the second quarter of 2020, as previously planned. Data from the first flu season (now in the northern hemisphere) of the Phase 1/2 clinical trial are anticipated to be available in the first half of 2021, and from the second flu season (now in the southern hemisphere) are anticipated to be available in the second half of 2021.

HIV: Each year there are approximately 1.8 million new cases of HIV and approximately 1.0 million HIV-related deaths globally. Current prevention approaches such as behavioral modification and pharmacological intervention have had only a modest effect on HIV transmission globally, leaving a high unmet medical need for a safe and effective vaccine for the billions of individuals who are or may become sexually active. Previous attempts at an HIV vaccine were designed to boost the natural immune response to HIV. We believe a different type of immune response is needed. VIR-1111 is a proof of concept HIV vaccine designed to elicit a type of immune response that is different from other vaccines. We anticipate the initial registration population for our eventual HIV vaccine will be individuals at high risk of contracting HIV.

VIR-1111 is an HIV T cell vaccine based on HCMV and was planned to start a Phase 1 clinical trial in the first half of 2020. Due to the COVID-19 pandemic, however, we now anticipate this trial will start in the second half of 2020. VIR-1111 will be administered by subcutaneous injection. VIR-1111 has been designed to elicit T cells that recognize HIV epitopes that are different from those recognized by prior HIV vaccines, and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. An HLA-E restricted immune response has been shown to be associated with protection of NHPs from simian immunodeficiency virus, or SIV, the NHP equivalent of HIV. VIR-1111 is a vaccine designed to establish proof of concept in a Phase 1 clinical trial to determine whether the unique immune response observed in NHPs can be replicated in humans. Ultimately any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

TB: Globally, nearly two billion people are latently infected with TB, and each year there are approximately 10 million new active cases of TB and approximately 1.6 million TB-related deaths. There is a high unmet medical need for a safe and effective vaccine that prevents active pulmonary TB in adolescents and adults, as they represent the key sources of TB transmission and are the primary contributors to overall disease burden. The bacterium that causes TB can evade the immune response, which often leads to persistent infection. We believe that a different type of immune response is needed. VIR-2020 is a vaccine designed to provide a type of immune response that is different from other vaccines and lead to meaningful levels of protection from active TB. We anticipate that the initial registration population for VIR-2020 will be people at high risk of developing active TB, such as those who have latent TB infection.

VIR-2020 is a TB T cell vaccine based on HCMV for which we plan to submit an IND in 2023 and thereafter commence a Phase 1 clinical trial. VIR-2020 will be administered by subcutaneous injection. VIR-2020 is designed to stimulate T cells that reside in the lung and to recognize TB epitopes that are different from those recognized by prior TB vaccines. In preclinical studies, a T cell vaccine based on rhesus cytomegalovirus, or RhCMV, has been shown to provide protection of NHPs from TB.

Our Corporate Information

We were incorporated under the laws of the State of Delaware on April 7, 2016. Our principal executive offices are located at 499 Illinois Street, Suite 500, San Francisco, California 94158, and our telephone number is (415) 906-4324. Our corporate website address is www.vir.bio. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

Our Team

We have an industry-leading management team, board of directors and scientific advisors with significant experience in immunology and infectious diseases and progressing product candidates from early stage research to clinical trials, regulatory approval and ultimately commercialization.

Our Chief Executive Officer, George Scangos, Ph.D., has spent over 30 years developing treatments in infectious disease, neuroscience and oncology, among other fields, and was previously the Chief Executive Officer of Biogen Inc., or Biogen, the Chief Executive Officer of Exelixis, Inc. and the President of Bayer Biotechnology. Our Chief Scientific Officer, Herbert (Skip) Virgin, M.D., Ph.D., is a Member of the National Academy of Sciences, and was previously Chair of the Department of Pathology and Immunology at the Washington University School of Medicine, St. Louis, Missouri. Our Senior Vice President and Senior Research Fellow, Antonio Lanzavecchia, M.D., is a Member of the National Academy of Sciences, was a co-founder of Humabs Biomed SA, or Humabs, which we acquired in 2017, and is the Director of the Institute for Research in Biomedicine in Bellinzona, Switzerland. Our Chief Medical Officer, Phil Pang, M.D., Ph.D., was previously Chief Medical Officer of Riboscience LLC, and before that was the Harvoni® project lead at Gilead Sciences, Inc., or Gilead, where he led the team responsible for worldwide regulatory approval. Our Chief Technology Officer, Michael Kamarck, Ph.D., was previously Senior Vice President of Global Vaccines and Biologics Manufacturing at Merck & Co., Inc., President of Merck BioVentures and President of Technical Operations and Product Supply across all of the businesses of Wyeth Pharmaceuticals, Inc. Our Chief Business Officer and a co-founder, Jay Parrish, Ph.D., previously led infectious disease business development and was a medicinal chemist at Gilead. Our Senior Vice President of Regulatory Affairs and Program Leadership & Management, Lynne Krummen, Ph.D., previously served in many roles at Genentech, Inc. and F. Hoffmann-La Roche AG including, Head of U.S. Technical Development, Global Head of Technical Regulatory for Biologics, Head of Process Development and Clinical Development Project Team Lead for Avastin®. Our Chief Financial Officer, Howard Horn, was previously Vice President, Business Planning at Biogen, and before that was a senior consultant at McKinsey & Company and an equity analyst at UBS Group AG.

Our board of directors is composed of a leader from academia, Nobel laureate Phillip Sharp, Ph.D.; from the biopharmaceutical industry, Robert Perez, Saira Ramasastry and our Chairman Vicki Sato, Ph.D.; and from the life science investment community, Kristina Burow, Robert More, Robert Nelsen (a co-founder) and Dipchand (Deep) Nishar.

Our scientific advisors include members of the National Academies of Sciences, Engineering, and Medicine, Jeffrey Bluestone, Ph.D., Francis Chisari, Ph.D., Lawrence Corey, M.D. (a co-founder), Mark Davis, Ph.D., Jeffrey Ravetch, M.D., Ph.D. and Charles Rice, Ph.D., the director of the HIV program at the Bill & Melinda Gates Foundation, Emilio Emini, Ph.D., a long-time biopharmaceutical industry executive, Thomas Daniel, M.D., and professors of immunology, virology, infectious disease, oncology, and other fields, Klaus Frueh, Ph.D. (a co-founder), Suzanna Naggie, M.D., Louis Picker, M.D. (a co-founder) and George Poste, D.V.M., Ph.D.

Our Strategy

We are a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. The core elements of our business strategy include:

•

Rapidly advancing our pipeline. We have completed enrollment of a Phase 1/2 clinical trial for VIR-2218 and commenced a Phase 1/2 clinical trial for VIR-2482. We anticipate moving multiple preclinical candidates into the clinic in the next 12-18 months and initiating combination trials where applicable.

•

Expanding our pipeline using our current technology platforms. We are leveraging our four current technology platforms to discover and develop novel product candidates for HBV, influenza A, SARS-CoV-2, HIV and TB, as well as additional viral, bacterial, fungal and parasitic infections, and potentially cancers.

•	Acquiring new technology platforms and assets. We continually evaluate external technology platforms and assets that may help us develop therapies to treat and prevent serious infectious diseases.
•

Scaling our capabilities. We are investing in our people, processes and systems across all functions of our company to ensure that we are able to take full advantage of our multiple technology platforms and multiple product candidates.

•

Enabling global access to our future medicines. We have established relationships with organizations seeking to make a global impact like the Bill & Melinda Gates Foundation and the NIH to further enable and facilitate access to our future medicines and to support our clinical development efforts. We will continue to pursue additional relationships like these moving forward.

Technology Platforms

Platforms for the Creation of Transformative Medicines for Infectious Diseases

We have purposefully assembled a portfolio of technology platforms that we believe will, individually or in combination, allow us to enhance immunity in innovative ways and to exploit the vulnerabilities of pathogens. Our current platforms are focused on antibodies, T cells, the innate immune response and siRNAs targeting pathogen and host gene expression. We have assembled these platforms through internal development, collaborations and acquisitions. We are using these platforms, and continue to evaluate others, to advance multiple new product candidates for HBV, influenza A, SARS-CoV-2, HIV and TB, as well as additional viral, bacterial, fungal and parasitic infections.

We follow the science to select the modality, or combination of modalities, that gives us the highest chance of success for a specific infection in a given patient population. The diversity of our different platforms allows us to select the best modality or modalities for a given clinical need.

Antibody Platform

Overview

We are using specialized mAbs to treat or prevent rapidly evolving and/or previously untreatable pathogens. These mAbs act in a variety of ways, including direct pathogen neutralization and immune system stimulation. We combine high-throughput, rapid isolation of rare, highly potent, broad-spectrum and fully human antibodies with targeted engineering to enhance their therapeutic potential. We expect that these specialized mAbs can be administered to transfer protective immunity to all at-risk individuals.

We expect the following benefits from our antibody platform:

•	Effective regardless of an individual’s ability to generate his or her own immune response
•	Diminished likelihood of self-reactivity because they are selected in humans
•	Broad coverage of most or all strains of a pathogen, or even multiple pathogens
•	High affinity binding to conserved pathogen antigens, resulting in a high barrier to resistance
•	Longer half-life than naturally occurring antibodies
•	Potential to induce a vaccinal effect, i.e., to elicit continued protection even after the mAb is no longer present

Three of our product candidates, VIR-3434, VIR-2482, and our SARS-CoV-2 mAbs were generated using our antibody platform.

Our Approach

We use a proprietary antibody screening technology that allows us to characterize the antibodies produced from hundreds of millions of B cells derived from survivors of an infection to identify those rare antibodies that have the rare characteristics needed to create an effective medicine. Rare characteristics include, for example, the ability to bind to a highly conserved antigen within a pathogen and the ability to neutralize multiple different pathogens. We refer to this technology as High Throughput Isolation since we are able to screen hundreds of millions of B cells to find rare antibodies in just weeks.

Following isolation, we clone the antibody genes and express the resulting fully human antibody for further studies, engineering and development. We have applied these methods to identify mAbs for a range of pathogens including Ebola, HBV, influenza A and influenza B virus, SARS-CoV-2, RSV, malaria and a range of bacterial pathogens, including Staphylococcus aureus, Klebsiella pneumoniae, and Acinetobacter spp. An example of the power of this platform is the anti-Ebola virus mAb114, which is now in a Phase 2/3 clinical trial in Africa as part of the efforts to quell the current virulent Ebola outbreak. This mAb was identified by our scientists using the technologies described above in collaboration with the NIH and others. mAb114 has been shown to cure severe Ebola virus-induced illness in infected NHPs and has successfully completed Phase 1 clinical trials in healthy volunteers. It is being developed by Ridgeback Biotherapeutics LP and the NIH.

Precision Antibody Engineering to Create the Best Medicines

Our strategy is to optimize both the Fab and Fc domains of a mAb to generate the best medicine to treat or prevent infection. Having isolated a rare, fully human antibody via High Throughput Isolation, we then engineer as desired both parts of the mAb, the Fab and Fc domains, to enhance efficacy, potency and manufacturability. The Fab portion binds to the protective antigen on the pathogen. The Fc portion binds to effector proteins and cells in the body to engage the immune system in killing and clearing the infection.

Fab engineering is performed to further increase mAb potency and breadth of coverage. mAb potency and breadth are based on the epitope bound, affinity of binding and valency. In some cases, it may be valuable to create mAbs that bind to more than one epitope, so-called “multi-specific” mAbs, by engineering the Fab region. There are many approaches to creating multi-specific antibodies, and we are exploring a number of them, including some that naturally occur in people. We believe that naturally occurring multi-specific antibodies can be leveraged to create new and potent therapeutics and to enhance antibody prophylaxis of disease, and have the potential for higher manufacturing yields and better pharmacokinetics in patients, as compared to artificial multi-specific formats currently being developed.

Fc engineering selects and optimizes the specific ways in which mAbs engage Fc receptors, or FcRs, which in turn govern “effector functions” such as the half-life of the antibody and the way that the immune system is recruited by the mAb to fight infection. Effector functions can be enhanced or reduced via Fc mutations that alter the binding affinity of the Fc domain of an mAb to the various FcRs, based on a detailed understanding of the role of individual FcRs in half-life and immunity. Examples of immunity that can be altered in this way include the recruitment of serum proteins to infected areas, phagocytosis and destruction of viruses and viral particles, the killing of virus infected cells through a process known as antibody-dependent cell cytotoxicity, or ADCC, and the presentation of antigens to elicit B and T cell immunity.

Antibodies as T Cell Vaccines

We are using Fc engineering to create antibodies that are designed to not only directly treat or prevent infection but also to immunize an infected individual against future infections. We refer to this property as a vaccinal effect, i.e., eliciting continued protection even after the mAb is no longer present. This technology benefits from the fact that FcRs on specialized antigen-presenting cells, which are called dendritic cells, or DCs, internalize complexes of antibody and antigen. Our strategy leverages the observation that different FcRs on antigen presenting cells can bind different parts of the Fc portion of the mAb. By engineering the Fc region, we can select which FcRs interact with the antibody-antigen complex to generate activated DCs that we believe can effectively induce T cell immunity.

Design and mechanism of vaccinal antibodies intended to induce enhanced immunity through induction of T cells. The Fc portion of mAbs interacts with FcRs on DCs to trigger uptake of antigen and induction of T cells. Engineering of the Fc portion of the mAb is predicted to increase the induction of T cells by these DCs.

Specific vaccinal mutations in the Fc domain can enhance immune responses to a pathogen in two ways. First, the mAb can deliver increased amounts of antigen to DCs. Second, FcRs deliver signals that activate DCs. In turn, activated DCs can stimulate T cells specific to the delivered antigen, resulting in T cell immunity. In this way, an antibody with vaccinal mutations can potentially actively immunize infected patients. The in vivo data supporting enhancement of the vaccinal effect through Fc mutants has been demonstrated by others in a CD20 positive tumor model, using mice with humanized Fc receptors. In this experiment, anti-CD20 mAbs and CD20 tumor cells were administered to mice months before being later rechallenged with a lethal dose of CD20 tumor cells. 80% of the mice who received a mAb with Fc mutants that enhanced binding to activating FcRs IIa and IIIa survived. Conversely, 70% or more mice who received a mAb without the enhancing Fc mutations died. This durable protection is believed to be the result of the induction of a T-cell response. We plan to do first-in-human testing of this concept in chronic HBV infection using VIR-3434. If this technology performs as expected, we believe that this platform may have applicability to multiple infections.

T Cell Platform

Overview

T cells can prevent or control infection and cancer. T cells are diverse in how they sense pathogens and cancer cells, the tissues that they protect and the effector functions that they use to control infection or cancer. Our approach is to use HCMV as a vaccine vector to potentially treat and prevent infection by pathogens refractory to current vaccine technologies because HCMV may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. In addition, we can make proprietary modifications in the HCMV genome that we expect will elicit different types of pathogen-appropriate T cell responses. Experiments in NHPs demonstrate the ability of vaccine vectors based on the closely related RhCMV to protect against SIV, a close relative of HIV, and TB, two of the most challenging infections for which to create effective vaccines.

HCMV infects a large proportion of the human population and causes a life-long asymptomatic infection that typically causes no harm. This is due to millions of years of co-evolution between the virus and host in which the virus evades sterilizing immunity using specialized viral genes, while at the same time allowing the generation of certain T cell responses that prevent HCMV infection from becoming lethal.

We expect the following benefits from our T cell platform:

•	Highly potent and long-lived T cell responses throughout the body
•	Induction of high numbers of specialized T cells, known as effector memory cells, that allow control of disease in the first few days after infection
•	Immune responses to three- to four-fold more antigenic epitopes in a target protein than other viral vectors
•	Programmable T cell responses allowing selection of the type of T cells elicited
•	Generation of universal T cells that may be active in most or all people despite high genetic variability between people in immune response genes
•	Opportunity for repeated vaccination using the same backbone HCMV vector against different infections
•	Opportunity to use the same vaccine to protect against multiple pathogens
•	Potential to induce responses even to proteins that the host is tolerant of, such as self-proteins expressed in a tumor

VIR-1111 and VIR-2020 were generated using our T cell platform.

Our Approach

We believe that the type of T cell response elicited by an HCMV-based vaccine vector can be selected by mutating certain genes in HCMV. We term this approach “immune programming.” We believe that immune programming is critical to combatting infections such as HIV and TB that have proven intractable, to date, for other vaccine technologies.

Immune programming is best understood in the context of the normal processes that elicit T cell immunity. T cells that fight infection and cancer are elicited by DCs, as well as other types of cells. The elicited T cells detect small peptide fragments from antigens on the surface of DCs and other antigen presenting cells, which have been captured in grooves found within specialized proteins encoded by major histocompatibility complex, or MHC, genes.

The unique immunology of HCMV depends on the virus’s ability to regulate the normal immune processes of antigen presentation by MHC genes. HCMV contains multiple genes that regulate many of the steps in antigen presenting cells that elicit T cell immunity by altering antigen presenting cell biology, the types of antigen presenting cells infected by the viral vaccine and the mechanisms responsible for the ability of a T cell to recognize antigens together with MHC molecules. Through manipulation of the HCMV genome, we believe we can program different types of pathogen-appropriate T cell responses.

MHC-E as a Near-Universal Target for Medicines that Leverage T Cell Receptors

T cells need to be able to recognize a highly diverse set of pathogen proteins to be effective. This diversity comes from the use of multiple different host immune response MHC genes to present foreign antigens to T cells. Some immune response MHC genes are highly variable between individuals, while others are less variable between individuals as illustrated below. The immune response MHC genes that are highly variable between individuals are responsible for most T cell responses. These MHC molecules enable T cells to recognize foreign proteins through the use of a highly specialized T cell receptor, or TCR, on the T cell surface.

An important consequence of the inter-individual variation in some immune response MHC genes is that a TCR that recognizes an antigenic peptide associated with one person’s MHC molecules could attack even normal tissues of a person with different MHC genes. As a result, identifying universal TCRs and universal T cell antigens that work in all people has been very challenging.

Our T cell platform may enable us to create vaccines or other types of medicines that are near universal in their effects on human immunity. The programmed T cell responses elicited by engineered HCMV vectors are predicted to use immune response MHC genes that vary minimally between people, instead of the highly variable immune response MHC genes targeted by other types of vaccines. As demonstrated by the graphic below, TCRs recognizing antigenic peptides together with MHC-E may be functional in all individuals, potentially allowing for the generation of universal TCR-based medicines, such as off-the-shelf cancer cell therapy. The peptides presented by MHC-E may be immunogenic in all individuals, potentially allowing for the generation of universal infectious disease and cancer vaccines.

Comparison of standard T cell responses to MHC-E responses. Peptides that are bound to MHC-I, -II or -E proteins are expressed on cell surfaces where they are recognized by T cell receptors on T cells (TCRs). This interaction results in the expansion of T cells that can recognize diverse antigen peptides (top row) and that carry out functions that protect the host. Since MHC-I and MHC-II molecules are highly variable between people, peptide presentation to TCRs has a high degree of individual specificity, as illustrated by the different colors of each peptide in the top row. In contrast to MHC-I and MHC-II, MHC-E proteins (bottom row) are conserved in the human population.

Specifically programmed RhCMV vectors can elicit strong T cell responses that target MHC molecules which vary minimally between NHPs. One such protein is MHC-E. The fundamental discovery, by some of our founders, that enables this part of our T cell platform is that RhCMV responses can be programmed to generate abundant MHC-E-restricted T cells.

We believe that using our T cell programming approach will allow us to select vaccine antigens and to identify TCRs that work across the human population. An example of a use of such a TCR would be creating a biological product that specifically recognizes infected cells in all individuals.

Programming T Cell Responses to Create HIV and TB Vaccines

Two of the most challenging infections for vaccine development are HIV and TB. Preclinical studies have demonstrated that programmed RhCMV vectors can be used to vaccinate against either SIV or TB in NHPs. For example, as shown in the figure below, in an NHP study, an MHC-E programmed RhCMV vaccine effectively protected more than half of NHPs from infection when challenged with a highly virulent form of SIV, under conditions in which all animals in the control group became infected. SIV vaccines programmed in other ways were not protective, demonstrating the potential value of having a programmable T cell vaccine platform.

Primary data for the protective effects of RhCMV-derived T cell vaccines on SIV infection. Rhesus monkeys were vaccinated with an RhCMV vaccine that elicits CD8 T cells recognizing SIV peptides presented by MHC-E and MHC-II or a control before challenge with SIV by rectal or vaginal routes. SIV genome copies were measured in peripheral blood (vertical axis) at intervals after challenge (horizontal axis). SIV infection was cleared in approximately 51% of intrarectal challenged animals and approximately 60% of intravaginal challenged animals while infection was progressive in all unvaccinated controls.

Protection has also been observed against TB in preclinical studies of NHPs after immunization with either of two different RhCMV vaccines. One of the protective vaccines was programmed to elicit MHC-II and MHC-E responses, while the other was programmed to elicit a response depending on MHC-I genes. This shows the potential significance of being able to specifically program a T cell vaccine to target a given infection, as the programming of a vaccine to protect against SIV can be different from the programming of a vaccine to protect against TB. These preclinical data support our plans to use our T cell platform to vaccinate against HIV and TB.

The Bill & Melinda Gates Foundation is providing funds for the manufacturing and early clinical development of our HIV and TB vaccine programs. If proof of concept for the potential efficacy of our T cell vaccine platform is obtained in currently planned clinical trials, we plan to apply this T cell platform for treating additional types of infections, as well as potentially even cancers.

Innate Immunity Platform

Overview

Innate immunity protects us during the early stages of infection until antibodies and T cells can be generated by the immune system. Importantly, innate immunity is not pathogen-specific. We believe that we can target innate immunity to create medicines that break the “one-drug-for-one-bug” paradigm by producing “one-drug-for-multiple-bugs.” We term this concept “host-directed therapy” because the medicine would target a host protein instead of pathogen proteins, which are the target of standard antibiotics and antivirals. We can also identify proteins that are critical for a high priority infection, such as HBV, for which host-directed therapy might be part of a functional cure or complete cure. This platform may also identify targets relevant to diseases outside of infection.

Our scientists have developed and applied cutting-edge CRISPR-based genetic technologies to identify host genes that regulate innate immunity and/or pathogen replication. We have built internal capacity to systematically extend such studies to multiple pathogens and multiple aspects of innate immunity. We have joined the Broad Institute’s Functional Genomics Consortium, which provides us access to cutting-edge CRISPR reagents and computational services for whole-genome and custom-designed genetic screens.

Design of steps in our innate immunity platform. We are systematically mapping the genes that regulate pathogen control across a diverse set of pathogens. To accomplish this, advanced gene editing technology (CRISPR) is used to create cell libraries in which individual genes are either knocked out or activated. By exposing these cell libraries to pathogens of interest, under different screening conditions, we can systematically create genomic maps that identify genes that could lead to pathogen control. By computationally comparing these genomic maps, genes or pathways that are common to multiple pathogens can be identified and could lead to the development of products that could treat more than a single pathogen. Human rhinovirus = HRV.

We expect the following benefits from our innate immunity platform:

•	Enhancement of the potency of innate immunity, allowing for control of multiple unrelated pathogens
•	High barrier to resistance since the targeted host protein is not likely to mutate
•	Identification of key host targets in areas outside of infectious disease

Our Approach

Our innate immunity platform envisions three steps leading to new medicines, as illustrated in the figure above.

Step 1: CRISPR Screens to Map the Genomic Landscape of Infection and Innate Immunity

Multiple types of proteins participate in innate immunity and infection, as they may be required for entry, replication, gene expression, pathogenicity and/or innate immune control of an infectious agent.

To identify such proteins, we screen CRISPR-derived cell libraries after infection, treatment with cytokines that trigger innate immunity, or both, and then select cells with desired properties. Using next-generation sequencing, we identify genes responsible for the desired property. By combining these data across screens and across pathogens, our team has created, and is continuously expanding, a proprietary database of the genomic landscape of infection and innate immunity.

CRISPR screen for genes involved in RSV replication. A CRISPR cell library was prepared in cells in which RSV can replicate. After a period of infection with an RSV strain expressing a fluorescent protein which serves as a surrogate for viral replication, cells were separated using flow cytometry into populations in which RSV replication was decreased or increased. Deep sequencing of the population exhibiting decreased replication compared to control revealed candidate genes required for efficient replication. Computational analysis represented on the right panel revealed that some of these genes fall into nodes that function in specific cellular processes. These nodes are represented as dots interconnected with a dense network of lines.

As an example, to identify genes required for RSV growth, we performed a screen in which a CRISPR-generated cell library was infected with RSV, as shown in the figure above. We then purified and sequenced populations exhibiting low or high RSV growth. Sequencing of the RSV low population revealed genes potentially required for RSV infection. When analyzed computationally, these genes fell into sets involved in specific cellular processes. These genes are potential targets for product candidates. We performed a similar screen with the influenza A virus and HRV and found that certain genes are shared between RSV, influenza A and HRV. Targeting such proteins might result in a pan-respiratory virus product candidate capable of treating RSV, influenza A and HRV.

The result from this step of the innate immune platform is a continuously updated database of the genomic landscape of pathogen replication and innate immunity. We have already performed multiple screens, and additional screens and target validation studies are in progress.

Step 2: Computational Analysis for Identification of Product Targets

Results from CRISPR screens provide the critical data that helps identify host targets necessary for a given pathogen. When creating a single drug for multiple pathogens, host targets in common among multiple pathogens are identified. After having identified the critical set of host targets necessary for a pathogen or pathogens, the specific target for a new medicine is selected by computationally integrating diverse data sets that account for tissue gene expression, human genetic variation, redundancies in cellular pathways and protein-protein interaction networks, among other factors.

Step 3: Product Discovery

Once a specific target has been chosen, the modality used to disrupt the function of the target is then selected. Potential modalities may include small molecules, antibodies or siRNAs. Standard drug discovery efforts are then applied to identify a lead product candidate. Alternatively, machine learning and database mining can be used to identify pre-existing chemical matter that is already known to inhibit an identified host target. This chemical matter can then be verified as having anti-pathogen activity, and serve as a lead compound. There are two potential outcomes from Step 3: one-drug-for-one-bug and one-drug-for-multiple-bugs.

siRNA Platform

Overview

Gene expression can be altered by two main types of synthetic oligonucleotides: (i) antisense oligonucleotides; and (ii) siRNAs. We believe that our current approach leveraging siRNAs may have safety and potency advantages over antisense oligonucleotides. The first FDA-approved siRNA in the United States was ONPATTRO (patisiran), which was developed by our collaborator, Alnylam.

Mechanism of siRNA action to regulate gene expression. Intracellular double stranded RNA, or dsRNA, is processed by the “dicer” complex to produce siRNAs that become integrated into a multi-subunit protein complex, the RNA-induced silencing complex, or RISC, which guides the siRNAs to the target messenger RNA, or mRNA, sequence. The siRNA duplex unwinds, and the antisense strand remains bound to RISC and directs site-specific cleavage of the target complementary mRNA sequence, resulting in mRNA degradation and reduced expression of the target protein. (A)n = polyadenylation.

siRNAs act via an RNA interference, or RNAi, mechanism involving sequence-specific knockdown of target RNAs. Our bodies create their own so-called endogenous siRNAs, which act via the RNAi mechanism. This RNAi mechanism can be exploited by chemically synthesizing synthetic siRNAs that are introduced as medicines to knock down target RNAs that express pathogen or host proteins of interest. Pursuant to our collaboration and license agreement with Alnylam, we have an option to license Alnylam’s siRNA technology for use in up to four other infectious disease targets in addition to the HBV target now in the clinic and the recently announced COVID-19 siRNA program. See the section titled “Business—Our Collaboration, License and Grant Agreements” for a description of the collaboration and license agreement.

We expect the following benefits from our siRNA platform and siRNAs generally:

•	Cutting-edge siRNA design, through collaboration with Alnylam
•	Direct anti-pathogen activity and potential for immunomodulation
•	Diminished off-target siRNA effects via use of next generation ESC+ technology as a differentiator compared to other siRNA approaches, which has the potential to increase the therapeutic index
•	Efficient targeting of siRNAs to the liver using GalNAc technology
•	Extended effects of siRNA may last for weeks to months in humans

One of our product candidates, VIR-2218, was generated using our siRNA platform.

Our Approach

We have elected to develop modified siRNAs initially for infectious diseases of the liver because these product candidates can be administered subcutaneously, are highly stable in the blood stream and are efficiently delivered into hepatocytes via GalNAc sugar modification. Once in a liver cell, the siRNA can act to reduce pathogen or host gene expression. Such siRNAs can be further modified to reduce off-target activity, and potentially increase the therapeutic index. Since October 2017, we have collaborated with Alnylam to leverage this validated technology, with the goal of eliminating key host factors necessary for pathogen survival and removing microbial immune countermeasures.

We believe that HBV persists in part due to the expression of viral proteins such as HBsAg, which potentially inhibit antibody, T cell, and innate immune responses. This prevents the immune response from clearing HBV. By inhibiting the expression of these viral proteins, we envision enhancing immune function in persistently infected individuals. Furthermore, we believe that combining siRNA therapy with products derived from our other platforms, including antibodies, T cells and innate immune modulators, may allow us to rapidly advance a functional cure for HBV.

siRNA Delivery Mechanism

Since unmodified synthetic siRNAs can be unstable in the blood stream, methods to stabilize synthetic siRNAs have been pioneered by Alnylam including using their ESC technology.

An approach that has been used successfully to deliver siRNA to liver cells is to conjugate siRNAs to a specific sugar known as a GalNAc, whose receptor is exclusively expressed at high levels on hepatocytes, allowing for uptake of large quantities of siRNA into hepatocytes. Importantly, a GalNAc-conjugated siRNA can be delivered to the liver by subcutaneous injection, making administration relatively simple.

Potentially Enhancing the Therapeutic Index by Diminishing Off-Target Activity of siRNAs

A distinguishing characteristic of VIR-2218 siRNA, and of future siRNAs that we may develop with Alnylam, is the application of a new approach to diminish off-target effects of RNAi. siRNAs may cause unwanted alterations to non-target host RNAs, a process known as off-target activity, which can result in short- or long-term toxicity. To reduce off-target activity, which is thought to be due in part to microRNA, or miRNA, activity, it is necessary to preserve the RNAi activity of an siRNA while simultaneously decreasing its miRNA activity, as shown in the figure below. Alnylam scientists have pioneered placement of a modified nucleotide called a glycol nucleic acid, or GNA, into the part of the siRNA that generates miRNA-like activity. GNA modification has been shown to reduce miRNA activity, while preserving the RNAi activity of siRNA. The combination of GNA modification and other chemical modifications that enhance siRNA stability is called ESC+ technology. In animal models, reducing off-target miRNA activity can result in an increased therapeutic index of approximately five-fold. A higher therapeutic index has the potential to allow for higher siRNA doses and/or a longer duration of therapy, while maintaining a favorable safety profile. VIR-2218 was the first siRNA to enter the clinic with ESC+ technology.

On-Target and Off-Target Activity of siRNA. siRNAs can have off-target activity when siRNA binds to mRNA with a partial sequence match, leading to translation repression or mRNA destabilization of unrelated messages (right side). This contrasts with the intended on-target activity of an siRNA, which binds to an mRNA through a match to the entire sequence, leading to mRNA cleavage (left side). mRNA = messenger ribonucleic acid; RISC = ribonucleic acid-induced silencing complex.

Development Programs

Our current development pipeline consists of product candidates that address unmet needs caused by HBV, influenza A, SARS-CoV-2, HIV and TB.

*VIR-1111 is a vaccine designed to establish proof of concept in Phase (Ph) 1 clinical trial to determine whether unique immune response observed in non-human primates can be replicated in humans; ultimately, any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

Functional Cure for HBV

Summary

We are developing VIR-2218 and VIR-3434 for the functional cure of HBV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. While monotherapy with each of these agents may provide a functional cure in some patients, we believe combination therapy will be necessary for a functional cure in many patients. We are therefore also planning trials that combine VIR-2218 with VIR-3434, which we believe have the potential to act in concert by removing potentially tolerogenic HBV proteins and stimulating new HBV specific T cells. We are also initiating trials that combine VIR-2218 with PEG-IFN-α and are evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. We have completed enrollment of a Phase 1/2 clinical trial of VIR-2218, an HBV-targeting siRNA. In this ongoing trial, which enrolled total of 81 subjects, initial data demonstrate substantial reductions in HBsAg in patients at doses ranging from 20 mg to 200 mg. Based on our data, VIR-2218 has been generally well tolerated in healthy volunteers given as a single dose up to 900 mg and in patients given as two doses of 20 mg, 50 mg, 100 mg or 200 mg each dose. As of December 11, 2019, 37 healthy volunteers have received VIR-2218 and 12 healthy volunteers have received placebo. In addition, 24 patients with chronic HBV on NRTIs have received VIR-2218 and eight patients with chronic HBV on NRTIs have received placebo. We anticipate announcing additional details on our Phase 1/2 clinical trial of VIR-2218 in the second quarter 2020. In addition, we anticipate starting a Phase 2 combination trial of VIR-2218 and PEG-IFN-α in the second half of 2020. VIR-3434, an HBV-neutralizing mAb, was planned to start a Phase 1 clinical trial in the first half of 2020. Due to the COVID-19 pandemic, however, we now anticipate this trial will start in the second half of 2020.

Disease Overview and Limitations of Current Standard of Care

Approximately 290 million people globally are chronically infected with HBV. In the United States, up to two million people are chronically infected with HBV. Chronic HBV can lead to many serious complications, including liver scarring, liver failure and liver cancer. Globally, approximately 900,000 people die each year from HBV-associated complications.

The most commonly used therapy for chronic HBV is life-long suppressive therapy with NRTIs, like tenofovir or entecavir. Of the hundreds of millions of people with chronic HBV worldwide, only an estimated two percent of patients are currently taking this suppressive therapy. NRTIs prevent HBV RNA from being transcribed into HBV deoxyribonucleic acid, or DNA, which is a process known as reverse transcription. NRTIs therefore have little to no direct impact on covalently closed circular DNA, or cccDNA, the reservoir for HBV. It has been reported that after a year of therapy with NRTIs, zero to three percent of patients experience a functional cure. Additionally, NRTIs reduce, but do not eliminate, the risk of HBV associated liver failure and liver cancer. Despite its low utilization rate, suppressive therapy with NRTIs for HBV represented a multi-billion dollar market in 2017.

An alternative treatment option for chronic HBV is a year-long course of PEG-IFN-α therapy, which results in a functional cure approximately three to seven percent of the time. The mechanisms by which PEG-IFN-α, an immune cytokine, achieves a functional cure are not known, but there is additional evidence supporting the need for immune stimulation to achieve a functional cure.

HBV Life Cycle and Undetectable HBsAg as a Clinical Endpoint

The viral life cycle of HBV is shown in the figure below. After infecting a cell, the virus forms cccDNA. This form of HBV DNA is located in the nucleus of hepatocytes and acts like a mini-chromosome. HBV DNA can also integrate into the patient’s DNA. This form of HBV DNA is known as integrated DNA, or intDNA.

HBV lifecycle with inhibition of processes by currently available therapies. Arrows indicate viral life cycle process. Perpendicularly-ended lines indicate inhibition of viral process.

HBV releases infectious virions and subviral particles, or SVPs, from infected cells. Both virions and SVPs include forms of an HBV protein called HBsAg, a blood biomarker that indicates that the HBV cccDNA and/or intDNA in that patient’s hepatocytes are actively making HBV RNA and HBV proteins. For a registrational trial to demonstrate a functional cure, the formal endpoint accepted by the U.S. Food and Drug Administration, or the FDA, is undetectable HBsAg, defined as less than 0.05 international units per milliliter, or IU/ml, as well as HBV DNA less than the lower limit of quantification, in the blood six months after the end of therapy. Achievement of this endpoint has been shown to predict improved clinical outcomes and the lack of need for further therapy.

VIR-2218 for HBV

Molecular Characteristics. VIR-2218 is a single siRNA targeting a conserved sequence of HBV that allows for predicted activity against 99.7% of the strains of HBV, including all 10 HBV genotypes. Because this conserved sequence falls within a specific region of the X gene of HBV that exists within all four HBV RNA transcripts, VIR-2218 is able to degrade each transcript, and consequently decrease the expression of all proteins produced by the virus. VIR-2218 is thus potentially a broad-spectrum, potent antiviral.

HBV DNA can become integrated into human DNA as intDNA. Because VIR-2218 targets a region of HBV that is conserved in the large majority of HBV intDNA, this single siRNA is predicted to be able to prevent the production of HBV proteins derived from intDNA, as well as the production of all other HBV proteins from cccDNA.

We believe that the large amount of HBV protein that is transcribed in liver cells can suppress the immune system. There are at least two potential mechanisms by which suppression occurs. The first mechanism is T cell tolerance and exhaustion by the presentation of intracellular HBV antigens on hepatocytes. The second is the large quantities of HBV proteins that are released into the blood, especially HBsAg, which may also be immunosuppressive. By directly reducing the amount of HBV proteins made, VIR-2218 has the potential to decrease the ability of HBV to suppress the immune system—in effect removing a brake on the immune system. In mice models, siRNAs that are able to reduce HBsAg expression can transform an otherwise ineffective therapeutic HBV vaccine into one that can functionally cure such mice of HBV, suggesting that HBsAg suppression has the ability to enhance the immune response against HBV.

We believe that VIR-2218 is the only HBV-targeting siRNA currently in development that includes ESC+ technology. We believe this technology may be able to enhance the potential safety and efficacy of VIR-2218.

Phase 1/2 Trial of VIR-2218. VIR-2218-1001 is an adaptive clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of VIR-2218. The current trial design of VIR-2218-1001, as of December 2019, is shown below.

Status of VIR-2218-1001 trial in healthy volunteers and patients with chronic HBV infection. Arrows indicate trial progression. HBeAg- = hepatitis B virus e-antigen negative; HBeAg+ = hepatitis B virus e-antigen positive; MAD = multiple ascending dose; SAD = single ascending dose; SC = subcutaneous.

This trial currently has completed enrollment of 81 subjects across all three parts. Part A is a single ascending dose design in healthy volunteers. Parts B and C are multiple ascending dose designs in patients with chronic HBV on NRTIs. Patients in Part B are hepatitis B early antigen negative, or HBeAg negative, and patients in Part C are hepatitis B early antigen positive, or HBeAg positive. Patients in Parts B and C receive two doses of VIR-2218, four weeks apart.

HBeAg positive patients are generally younger, and thought to have more preserved immune function, as compared to HBeAg negative patients who are generally older and have experienced greater immune exhaustion. HBeAg negative patients are also thought to have larger amounts of intDNA compared to HBeAg positive patients.

The primary endpoints across Parts A-C of the trial are safety and tolerability. Key secondary endpoints in Parts B and C include the maximum reduction of serum HBsAg from baseline until Week 16 and the number of patients with HBsAg loss or anti-hepatitis B surface antibody seroconversion. Patients with chronic HBV who experience a greater than 10% decline from baseline at Week 16 in HBsAg will be followed for up to 32 additional weeks.

Clinical Trial Status. VIR-2218-1001 is an ongoing clinical trial. As of December 11, 2019, 49 healthy volunteers have enrolled in Part A of the trial. Each Part A completed cohort includes six subjects receiving VIR-2218 and two subjects receiving placebo. All cohorts have completed dosing and follow-up. In the 400 mg cohort, a replacement subject was enrolled due to a subject who voluntarily withdrew from the trial. The 900 mg cohort is designed to assess the maximum tolerated dose of VIR-2218.

In Part B of the trial, 24 patients with chronic HBV who are HBeAg negative have been enrolled. Each Part B completed cohort includes three patients receiving VIR-2218 and one patient receiving placebo. All cohorts have completed dosing and are in follow-up.

In Part C of the trial, eight patients with chronic HBV who are HBeAg positive have been enrolled. Each completed cohort includes three patients receiving VIR-2218 and one patient receiving placebo. All cohorts have completed dosing and are in follow-up.

Clinical Data. Across healthy volunteers and chronic HBV patients, VIR-2218 has been generally well-tolerated. No clinically significant alanine transaminase, or ALT, abnormalities, which are a marker of liver inflammation, have been observed. In the Part A 900 mg cohort, asymptomatic Grade 1 ALT elevations with no associated changes in bilirubin, have been observed in a subset of subjects. Two serious adverse events, or SAEs, have been reported, both in Part B. The first, a Grade 2 headache, resolved with intravenous fluids and non-opioid pain medications. This patient had additional symptoms of fever, nausea, vomiting and dehydration, assessed by us as consistent with a viral syndrome. The second SAE, a Grade 4 depression, occurred over 50 days after the last drug dose was administered, and was assessed by us as not related to VIR-2218. Three Grade 3 adverse events of upper-respiratory tract infection, chest pain and low phosphate levels in the blood have also been reported. We did not consider any of these Grade 3 events as related to VIR-2218.

The biologic activity of VIR-2218 was assessed by declines in HBsAg. The activity of VIR-2218 through Week 16 in the 200 mg cohorts of Part B, HBeAg negative,  and Part C, HBeAg positive, is shown in the graph below. For Parts B and C, the average baseline HBsAg levels were 3.3 log10IU/mL and 3.9 log10IU/mL, respectively. The average decline in HBsAg across HBeAg negative and HBeAg positive subjects at Week 16 was 1.5 log10, or an approximately 32-fold reduction. The declines observed in HBsAg at Week 16 ranged from 0.97 log10 to 2.2 log10, or an approximately nine to 160-fold reduction, after two 200 mg doses of VIR-2218 given four weeks apart. The average HBsAg level at Week 16 was 314 IU/mL, with half of patients achieving HBsAg values < 100 IU/mL and 5/6 achieving HBsAg values < 1000 IU/mL.

The ability of VIR-2218 to result in substantial declines in HBsAg after only two doses suggests that VIR-2218 has the potential to play an important role in the functional cure of chronic HBV. We plan to conduct clinical trials evaluating additional dosing regimens of VIR-2218 alone, as well as given in combination with the potential vaccinal mAb VIR-3434, PEG-IFN-α, and other immunomodulatory agents.

Change from Baseline in HBsAg following administration of VIR-2218. The solid blue line represents the average activity of VIR-2218 in HBeAg negative and positive patients at the 200 mg dose level, excluding placebo patients. The activity of VIR-2218 in individual patients is shown in grey lines, with solid lines representing HBeAg negative patients and dotted lines representing HBeAg positive patients.

VIR-3434 for HBV

Molecular Characteristics and Preclinical Data. VIR-3434 is a mAb targeting a conserved region on HBsAg that allows it to neutralize strains from all 10 HBV genotypes. VIR-3434 specifically targets the antigenic loop, or AGL, on HBsAg. The AGL helps the virus bind to hepatocytes and subsequently infect these liver cells. By binding to the AGL, VIR-3434 prevents viral entry, which prevents spread of HBV to uninfected hepatocytes. VIR-3434, through a process called opsonization, also helps remove HBV virions and SVPs from the blood. Hepatitis B immunoglobulin, or HBIG, an approved therapy for preventing reinfection after transplantation and which consists of polyclonal antibodies against HBV, acts by similar mechanisms. In vitro, VIR-3434 demonstrates approximately 5000-fold greater potency than HBIG in neutralization assays. As shown in the figure below, VIR-3434 is better able to prevent the spread of HBV to uninfected cells in vivo compared to HBIG.

Progression of infection in primary human hepatocytes with hepatitis B immune globulin or VIR-3434 in vivo. PHH = primary human hepatocytes.

VIR-3434 also has the potential to activate the immune system, via three different processes. First, due to specialized mutations in the Fc domain of VIR-3434, it has the potential to act as a T cell vaccine. VIR-3434 has been engineered with mutations that enhance binding to the FcR IIa activating receptor and diminish binding to the FcR IIb inhibitory receptor. As such, VIR-3434 is designed to capture virions and SVPs, deliver such virions and SVPs to DCs, and instruct these DCs to mature and stimulate T cells that can eliminate HBV infected hepatocytes. Second, VIR-3434 has the potential to act via ADCC. In this process, by binding to HBsAg at the cell surface, VIR-3434 recruits natural killer cells to eliminate infected hepatocytes. The Fc domain of VIR-3434 has been engineered to promote ADCC. Third, by reducing the amount of HBsAg in the blood, VIR-3434 has the potential to remove a brake on the immune system by decreasing the ability of HBV to suppress it.

We have also evaluated the antiviral activity of the combination of VIR-2218 and VIR-3434 in an adeno-associated virus-HBV mouse model. As shown in the figure below, VIR-2218 and VIR-3434 work together to reduce the level of HBsAg.

VIR-2218 and VIR-3434, which was modified to have a mouse mAb backbone for this experiment, administered alone or together result in reduced HBsAg in a mouse model.

Planned Phase 1 Trial of VIR-3434. VIR-3434-1002 is an adaptive clinical trial designed evaluate the safety, tolerability, pharmacokinetics and antiviral activity of VIR-3434. The current trial design of VIR-3434-1002 is shown below. VIR-3434 was planned to start a Phase 1 clinical trial in the first half of 2020. Due to the COVID-19 pandemic, however, we now anticipate this trial will start in the second half of 2020.

We anticipate that this trial will have three parts. Part A is a single ascending dose design in healthy volunteers. Parts B and C are single ascending dose designs in patients with chronic HBV on NRTIs. Patients in Part B will have HBsAg levels less than 1,000 IU/ml. It is possible that patients with such lower HBsAg levels will have a more profound response to VIR-3434 than patients with higher HBsAg levels. Patients with HBsAg levels greater than or equal to 1,000 IU/ml may be evaluated in an optional Part C.

VIR-3434-1002 is an adaptive clinical trial design in healthy volunteers and patients with chronic hepatitis B virus infection. Arrows indicate trial progression. SC = subcutaneous. Optional Part C not shown.

The primary endpoints across all parts of the trial are safety and tolerability. The key secondary endpoint in Parts B and C is the maximum reduction of serum HBsAg from baseline.

Other HBV Combinations and New Product Candidates

In addition to the planned combination trial of VIR-2218 and VIR-3434, we are planning clinical trials that will combine our product candidates with other immunomodulatory agents. We plan to commence a Phase 2 combination trial with PEG-IFN-α in the second half of 2020.

Furthermore, in parallel with the above development programs, research efforts are underway to use our innate immunity platform to identify and disrupt the host proteins necessary for HBV cccDNA formation and stability, which we believe could result in a complete cure. We also have an HBV therapeutic vaccine that leverages our T cell platform in preclinical development. This exemplifies the potential value of combining outputs from our four technology platforms to complex infectious diseases.

Universal Prophylaxis for Influenza A

Summary

We are developing VIR-2482 as universal prophylaxis for influenza A. VIR-2482 is a mAb that targets a conserved region of the influenza A hemagglutinin protein and consequently has the potential to be prevent illness by any strain of influenza A. In vitro, VIR-2482 has been shown to cover all major strains of influenza A that have arisen since the 1918 Spanish flu pandemic. Since flu vaccines have incomplete strain coverage and limited efficacy, the broad coverage of VIR-2482 may allow it to achieve higher protection levels and for it to be used year after year. In addition, because VIR-2482 is an antibody that can directly confer protection, it does not rely on a person to create his or her own antibodies. Thus, we believe VIR-2482 has the potential to be effective even in a person with a compromised immune system. VIR-2482 has been half-life engineered so that a single dose has the potential to last the entire flu season, which is typically five to six months long. In August 2019, we initiated dosing in the Phase 1/2 clinical trial for VIR-2482. Due to the COVID-19 pandemic, we now anticipate starting the Phase 2 clinical trial in the northern hemisphere in the fourth quarter of 2020, rather than in the southern hemisphere in the second quarter of 2020, as previously planned. Data from the first flu season (now in the northern hemisphere) of the Phase 1/2 clinical trial are anticipated to be available in the first half of 2021, and from the second flu season (now in the southern hemisphere) are anticipated to be available in the second half of 2021.

Disease Overview and Limitations of Current Standard of Care

On average, each year the influenza virus infects 5% to 10% of the world’s population and results in an estimated 500,000 deaths. The efficacy of the flu vaccine has ranged from 10% to 60% over the past 15 years, with an average of 40%, overall, across all populations. The efficacy in the elderly, defined as those 65 and older, has been found to be notably lower, in some flu seasons. In the 2017-2018 flu season, despite the availability of the flu vaccine, approximately 48 million people were diagnosed with influenza, one million people were hospitalized, and 61,000 people died from influenza in the United States alone. Thus, more Americans died of influenza in the 2017-2018 flu season than from breast or prostate cancer in all of 2018. The large majority of these influenza-related deaths occurred in the elderly and/or those who had either pre-existing lung and/or heart disease. These patients comprise a population with a high unmet economic and medical need for better preventive measures. For example, there are 16 million Americans with a known diagnosis of chronic obstructive pulmonary disease, the care of whom is estimated to directly cost up to $49 billion annually. Approximately 11% of acute chronic obstructive pulmonary disease exacerbations are thought to be attributable to influenza. Overall, it is estimated that the annual influenza-related economic burden is approximately $87 billion.

There are two major types of influenza virus, type A and type B. Influenza A has been estimated in the United States to cause over 85% of influenza hospitalizations from 2005 to 2013 and has been the source of all known influenza pandemics. During the 1918 Spanish flu pandemic, up to 3% of the world’s population is estimated to have died.

While vaccines to prevent illness from seasonal influenza exist, their efficacy is limited. In the United States, over the last 15 years, on average only approximately 40% of those who received the influenza vaccine were protected. In some seasons, such as the 2004-2005 flu season, the vaccine’s efficacy was as low as 10%. The limited success rate of influenza vaccines has been attributed to two primary factors. First, flu vaccines have incomplete strain coverage and therefore often do not provide protection against all strains of influenza that circulate in a given season, despite being updated every year. Second, flu vaccines are active immunizations that rely on a person’s own immune system to create protective influenza virus antibodies, and many individuals do not generate an effective immune response. Clinical and technology advances in flu vaccines, such as cell-based manufacturing and higher dose administration, do not address these two fundamental limitations.

VIR-2482 for Influenza A

Molecular Characteristics and Preclinical Data. VIR-2482 is a mAb targeting a functionally conserved epitope on the influenza A hemagglutinin protein located within the stem region. We believe that all strains of influenza, past and future, have and likely will contain this conserved epitope within the stem region. In preclinical studies, we have demonstrated that, in vitro, VIR-2482 covers all the major strains of influenza A that have arisen since 1918. Thus, unlike flu vaccines, whose incomplete strain coverage results in limited efficacy despite being updated every year, the broad coverage of VIR-2482 may allow it to achieve higher protection levels and to be used year after year. In addition, because VIR-2482 is an antibody that can directly confer protection, it does not rely on a person to create his or her own antibodies. Thus, we believe VIR-2482 has the potential to be effective irrespective of the status of a person’s immune system.

Notably, in a recent clinical epidemiology study, it was observed that the presence of rare, stem-binding influenza antibodies correlated with protection from influenza infection.

VIR-2482 targets a highly conserved region of the influenza virus and exhibits potency against the last century of influenza viruses. Following vaccination, most anti-influenza antibodies target the variable head region. VIR-2482 binds to the stem region which is highly conserved over time. HA = hemagglutinin.

While other stem-binding influenza A antibodies have been identified, we have demonstrated that VIR-2482 has the broadest coverage when compared to a large representative panel of stem-binding mAbs. In prophylactic lethal challenge studies of influenza A in mice, VIR-2482 was able to protect mice from death at VIR-2482 exposures we believe to be clinically relevant. We have also demonstrated that the parent form of VIR-2482, an antibody that has the same antibody binding domain (Fab) as VIR-2482, has, in general, greater potency, when compared to three other stem-binding mAbs, as shown in the figure below.

Neutralization potency of four stem-binding antibodies. VIR-2482, and three other third-party antibodies, CR9114, 39.29, and FI6v3, were tested for their neutralization potency against 24 representative strains. These strains were selected to cover the antigenic variation of the seasonal H1N1 and H3N2 strains back to 1938 and 1968, respectively, and strains from other subtypes that infected humans in past pandemics or that caused sporadic animal-derived outbreaks.

We engineered the parent form of VIR-2482 to extend its half-life to create VIR-2482. This half-life extension potentially allows for a single injection of VIR-2482 given at the start of the influenza season to maintain a protective concentration in the respiratory tract for the duration of the influenza season.

Phase 1/2 Trial of VIR-2482. VIR-2482-3001 is a clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and efficacy of VIR-2482. The current design of VIR-2482-3001 is shown below. In August 2019, we initiated dosing in the Phase 1/2 clinical trial for VIR-2482. This trial is designed to include up to 2,860 healthy volunteers across the Phase 1 and Phase 2 portions. Due to the COVID-19 pandemic, we now anticipate starting the Phase 2 clinical trial in the northern hemisphere in the fourth quarter of 2020, rather than in the southern hemisphere in the second quarter of 2020, as previously planned. Data from the first flu season (now in the northern hemisphere) of the Phase 1/2 clinical trial are anticipated to be available in the first half of 2021, and from the second flu season (now in the southern hemisphere) are anticipated to be available in the second half of 2021.

VIR-2482-3001 clinical trial design in healthy adult volunteers. Flu = influenza.

The Phase 1 portion of this trial, a single ascending dose trial in healthy adult volunteers, has completed enrollment of all four dose cohorts (60mg, 300 mg, 1200 mg, and 1800 mg) and the subjects remain in follow-up. The Phase 2 portion of this trial will be a dose-ranging, double-blind, placebo-controlled trial in healthy adult volunteers. Healthy volunteers in the Phase 1 portion may receive a second dose, one year later, to evaluate for the possibility of anti-drug antibodies.

The primary endpoints of the Phase 1 and Phase 2 portions of this trial are safety and tolerability. The primary efficacy endpoint of the Phase 2 portion is laboratory confirmed influenza A illness with key secondary endpoints of severity and duration of illness due to influenza A, as well as quantification of influenza A viral load at the time of presentation with influenza illness.

Vaccine for HIV Prophylaxis

Summary

We are developing a vaccine to prevent HIV. We have designed VIR-1111 to elicit T cells that recognize HIV epitopes that are different from those recognized by prior HIV vaccines, and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. An HLA-E restricted immune response has been shown to be associated with protection of NHPs from SIV. VIR-1111 was planned to start a Phase 1 clinical trial in the first half of 2020. Due to the coronavirus COVID-19 pandemic, however, we now anticipate this trial will start in the second half of 2020. VIR-1111 is a proof of concept vaccine, because, at minimum, changes to the vaccine antigen from HIV will be required before subsequent phases of clinical development. The need to alter the antigen within VIR-1111 or other aspects of the vaccine design to allow for further clinical development will require additional Phase 1 work with the altered product candidate. That Phase 1 clinical trial is currently estimated to begin two years after the commencement of the VIR-1111 Phase 1 clinical trial, adding approximately two years to any potential regulatory approval timeline for an HIV vaccine product candidate.

Disease Overview and Limitations of the Current Standard of Care

Each year there are approximately 1.8 million new cases of HIV and approximately 1.0 million HIV-related deaths globally. Unless treated, infection with HIV results in an almost universally fatal disease, acquired immune deficiency syndrome, or AIDS. According to the World Health Organization, over 35 million people have died from HIV-related illnesses globally.

Highly effective HIV treatments are now available, but these medicines only suppress HIV and are not curative. They require life-long administration and carry the risk for viral breakthrough and resistance. Furthermore, while HIV prevention programs based on behavioral modification, pharmacological intervention, use of barrier devices and other methods continue to be developed, such approaches have had at most a modest effect on HIV transmission globally in high-risk populations. Therefore, we believe the most effective means of curbing the worldwide HIV epidemic would be a safe and effective vaccine for individuals who are or may become sexually active. We believe that the target population for an HIV vaccine is comprised of billions of individuals and is potentially larger than the target population for Gardasil®, a vaccine to prevent human papillomavirus and the cancers human papillomavirus causes, due to the higher lethality associated with HIV. In 2018, Gardasil® revenue approached $3.2 billion. Despite nearly 30 years of intensive efforts, no vaccine for HIV has been successfully developed.

VIR-1111 for HIV

Molecular Characteristics and Preclinical Data. VIR-1111 is a proof of concept T cell vaccine based on HCMV that is designed to elicit T cells that recognize parts of HIV epitopes that are different from those recognized by prior HIV vaccines, and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. In NHP models, T cell vaccines based on an RhCMV elicited T cells that recognized 3-4 times the number of epitopes compared to other vaccine platforms; the specific epitopes recognized were also different, as shown in the figure below. SIV is the NHP equivalent of HIV.

Number of epitopes recognized by T cells using RhCMV compared to other vaccine vector technologies or NHPs naturally achieving SIV control. Each line represents a different NHP. Each box denotes the relative location of the epitope within the antigen that is recognized by the T cells elicited by that vaccine vector or SIV. The total number of epitopes recognized is shown on the right. RM = rhesus macaque; SIVmac239-controller = infected with a virulent strain of SIV; EP DNA/gag = electroporation of DNA expressing the SIV gag protein; Ad5/gag = Adenovirus type 5 expressing the SIV gag protein; MVA/gag = Modified vaccinia virus Ankara expressing the SIV gag protein.

Further, in such NHP models, introducing different mutations to RhCMV allows the vector to be programmed to elicit an HLA-E restricted immune response. An HLA-E restricted immune response has been shown to be associated with protection of NHPs from SIV. In these series of experiments, large groups of NHPs were given an RhCMV-based vaccine, which protected more than 50% of the NHPs from repeated exposure to SIV.

Preliminary data suggest the ability to predict which NHPs will be protected from SIV after administration of the RhCMV-based vaccine. This is made possible using transcriptomic signatures, a blood test that evaluates how cells in the body respond to the vaccine. Transcriptomic signatures will be analyzed in human clinical trials. If protection effectiveness is found to be less than 100%, such data may allow us to predict who will be protected as well as to generate next generation vaccines.

Planned Phase 1 Trial of VIR-1111. VIR-1111-2001 is an ascending dose clinical trial designed to evaluate the safety, tolerability and immunogenicity of VIR-1111 in CMV-positive healthy volunteers. The immunogenicity evaluation includes assessment of the breadth and nature of the T cell response to the vaccine. VIR-1111 was planned to start a Phase 1 clinical trial in the first half of 2020. Due to the COVID-19 pandemic, however, we now anticipate this trial will start in the second half of 2020. The manufacture and early clinical development of VIR-1111 is funded by the Bill & Melinda Gates Foundation. Modifications to VIR-1111 will be required before subsequent phases of clinical development, as VIR-1111 is a proof of concept vaccine and will not in its current format result in a commercial product.

Vaccine for TB Prophylaxis

Summary

We are developing VIR-2020 as a vaccine to prevent active TB, including preventing latent infection from progressing to active pulmonary disease, which is a key source of ongoing transmission of TB. VIR-2020, a T cell vaccine based on HCMV, is designed to stimulate T cells that reside in the lung and recognize TB epitopes different from those recognized by prior TB vaccines. In an NHP model, T cell vaccines based on RhCMV were shown to provide protection against TB. We plan to submit an IND for VIR-2020 in 2023 and thereafter commence a Phase 1 clinical trial.

Disease Overview and Limitations of the Current Standard of Care

TB is the leading cause of death from a single infectious agent globally. Each year there are approximately 10 million new cases of TB and approximately 1.6 million deaths. Approximately 1.7 billion people are estimated to have an asymptomatic form of TB known as latent TB. These approximately 1.7 billion people with latent TB worldwide are at risk of progressing to active disease.

Treatment for active TB requires multiple medications, taken for a minimum of six months. Treatment is unsuccessful approximately 20% of the time for drug susceptible cases and 45% of the time for multidrug-resistant cases. The World Health Organization estimates that the current global economic burden of TB amounts to approximately $12 billion annually. We believe the most effective means of curbing this worldwide TB epidemic would be a safe and effective vaccine that prevents active pulmonary TB.

Currently, the only vaccine recommended for preventing TB is the Bacillus Calmette–Guérin, or BCG, vaccine, which was introduced over 80 years ago. Although BCG is partially efficacious at protecting infants and young children from disseminated disease, it is poorly protective against pulmonary disease in adolescents and adults, who represent the key sources of TB transmission and are the primary contributors to the overall disease burden. We believe that a key reason why an effective TB vaccine does not exist is because TB is not easily cleared by boosting our immune system’s natural response to infection.

VIR-2020 for TB

Molecular Characteristics and Preclinical Data. VIR-2020, a T cell vaccine based on HCMV, is designed to stimulate T cells that reside in the lung and recognize TB epitopes which are different from those recognized by prior TB vaccines.

In NHPs, vaccines based on RhCMV were shown to protect against TB. To our knowledge, this was the first demonstration of complete prevention of active TB in a substantial portion of NHPs by a peripherally administered vaccine after challenge with a highly pathogenic strain of Mycobacterium tuberculosis, the causative agent of TB. As shown previously in the NHP-SIV model, the TB vaccine was observed to elicit T cells that recognize three to four times the number of epitopes compared to other vaccine platforms. Similarly, preliminary data suggest that determining which NHPs will be protected from TB after vaccination can be predicted using transcriptomic signatures.

Planned Phase 1 Trial of VIR-2020. VIR-2020-4001 is a clinical trial designed to evaluate the safety, tolerability and immunogenicity of VIR-2020 in CMV-negative and CMV-positive healthy volunteers. The immunogenicity evaluation will include assessment of the breadth and nature of the T cell response to the vaccine. The design of this trial is under development. We plan to submit an IND for VIR-2020 in 2023. The manufacture and early clinical development of VIR-2020 is funded by the Bill & Melinda Gates Foundation.

Our Collaboration, License and Grant Agreements

Collaboration and License Agreement with Alnylam

In October 2017, we entered into a collaboration and license agreement with Alnylam, or the Alnylam Agreement, for the development of siRNA products for the treatment of HBV and following the exercise of certain program options, the development and commercialization of siRNA products directed to up to four other infectious disease targets selected by us. The technology licensed under the Alnylam Agreement forms the basis of our siRNA technology platform.

Pursuant to the Alnylam Agreement, we obtained a worldwide, exclusive license to develop, manufacture and commercialize the HBV siRNA product candidates, including VIR-2218, for all uses and purposes other than agricultural, horticultural, forestry, aquaculture and other residential applications, such excluded fields, the Excluded Fields. In addition, Alnylam granted us an exclusive option, for each of the infectious disease siRNA programs directed to our selected targets, to obtain a worldwide, exclusive license to develop, manufacture and commercialize siRNA products directed to the target of each such program for all uses and purposes other than the Excluded Fields. Our options are each exercisable during a specified period following selection of candidates for each program, or two years following the initiation of certain activities under an agreed upon development plan, if earlier. On a product-by-product basis for each product arising from the HBV and, following our option exercise, the infectious disease programs, Alnylam has an exclusive option, exercisable during a specified period prior to the initiation of a Phase 3 clinical trial for each such product, to negotiate and enter into a profit-sharing agreement for such product.

We and Alnylam are jointly responsible for funding the initial research and development activities for VIR-2218 through completion of proof of concept studies. Prior to the exercise of our option for each siRNA program directed to one of our selected infectious disease targets, Alnylam is responsible for conducting all development activities, at our expense, in accordance with an agreed upon development plan. Following our exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, we are solely responsible, at our expense, for conducting all development, manufacture and commercialization activities for products arising from each such program unless Alnylam exercises its profit-sharing option. We are required to use commercially reasonable efforts to develop and commercialize one siRNA product directed to HBV and one siRNA product directed to the target of each other infectious disease program for which we exercise our option, in each of the major markets. If Alnylam exercises a profit-sharing option for a product, we will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

We retain final decision-making authority with respect to which infectious disease product candidates we advance and the development programs for the HBV and infectious disease product candidates, subject to certain limitations. During the term of the Alnylam Agreement, neither we nor Alnylam may develop or commercialize any gene-silencing, oligonucleotide-based product directed to the same target as any product candidate under the Alnylam Agreement, other than pursuant to the Alnylam Agreement, subject to certain exceptions.

Pursuant to the Alnylam Agreement, we paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of our common stock. Upon the achievement of a certain development milestone, we will also issue shares of our common stock equal to the lesser of (i) 1,111,111 shares or (ii) a certain number of shares based on our stock price at the time such milestone is achieved. We will be required to pay Alnylam up to $190.0 million in the aggregate for the achievement of specified development and regulatory milestones by the first siRNA product directed to HBV, and up to $115.0 million for the achievement of specified development and regulatory milestones for the first product directed to the target of each infectious disease siRNA program for which we exercised our option. Following commercialization, we will be required to pay to Alnylam up to $250.0 million in the aggregate for the achievement of specified levels of net sales by siRNA products directed to HBV and up to $100.0 million for the achievement of specified levels of net sales by products directed to the target of each infectious disease siRNA program for which we exercised our option. We will also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of HBV products, and tiered royalties at percentages ranging from the high single-digits to the sub-teen double-digits on annual net sales of licensed infectious disease products, in each case subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country. Alnylam is also entitled to receive a portion of any consideration we receive as a result of granting a sublicense under the licenses granted to us by Alnylam under the Alnylam Agreement or an option to acquire such a sublicense, determined based on the timing of the grant of such sublicense. In November 2018, in connection with the inclusion of the HBV siRNA program as the subject of a potential grant of a sublicense to Brii Bio under the Brii Agreement, each as defined under the section titled “—Collaboration and License Agreement with Brii Bio,” which triggered certain payment obligations under the Alnylam Agreement, we entered into a letter agreement with Alnylam, or the Alnylam Letter, making certain modifications to the payments due to Alnylam as a result of the grant of the option and potential payments that would result from Brii Bio’s exercise of rights under such sublicense. As a result of the rights granted under the Brii Agreement and pursuant to the Alnylam Letter, in February 2020 we transferred to Alnylam a specified percentage of the equity consideration allocable to the HBV siRNA program that we received from Brii Bio and its affiliated companies in connection with the entry into the Brii Agreement.

The term of the Alnylam Agreement will continue, on a product-by-product and country-by-country basis, until expiration of all royalty payment obligations under the Alnylam Agreement. If we do not exercise our option for an infectious disease program directed to one of our selected targets, the Alnylam Agreement will expire upon the expiration of the applicable option period with respect to such program. However, if Alnylam exercises its profit-sharing option for any product, the term of the Alnylam Agreement will continue until the expiration of the profit-sharing arrangement for such product. We may terminate the Alnylam Agreement on a program-by-program basis or in its entirety for any reason on 90 days’ written notice. Either party may terminate the agreement for cause for the other party’s uncured material breach on 60 days’ written notice (or 30 days’ notice for payment breach), or if the other party challenges the validity or enforceability of any patent licensed to it under the Alnylam Agreement on 30 days’ notice.

In March 2020, we entered into an amendment to the Alnylam Agreement, or the Alnylam Amendment, to expand our collaboration to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19, and potentially other related coronaviruses, utilizing Alnylam’s recent advances in lung delivery of novel conjugates of siRNA – the molecules that mediate RNAi, or the COV Products. We and Alnylam will each be responsible for pre-clinical development costs incurred by each such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan for COV Products. We and Alnylam will equally share costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to filing an IND for the first COV Product in the coronavirus program. Following the completion of initial pre-clinical development activities, if we exercise our option to progress one or more candidates arising from the coronavirus program into further development, we will be responsible for conducting all development, manufacturing and commercialization activities for COV Products, at our sole expense, subject to Alnylam’s right to opt-in, during a specified period, to share equally with us the profits and losses in connection with development and commercialization of COV Products.

Pursuant to the Alnylam Amendment, if we exercise our option for the coronavirus program, and successfully develop one or more COV Products arising from such program, then, unless Alnylam exercises their profit-sharing option, we will be required to pay Alnylam up to $15.0 million in the aggregate for the achievement of specified development milestones for the COV Products. Following commercialization, we will also be required to pay Alnylam specified sales milestones on achievement of specified levels of annual net sales, and a tiered royalty at specified rates on annual net sales of the applicable COV Products. However, with respect to sales to governmental authorities or sales for the purposes of biodefense, management of public health or other public policy reasons, such royalty will be payable at a percentage in the low single-digits, plus a pass-through amount of any royalties Alnylam is required to pay to third parties under any third party in-license agreements related to the COV Products.

In March 2020, we achieved one of the specified development milestones relating to VIR-2218 pursuant to the Alnylam Agreement, as amended. As such, we are obligated to pay Alnylam $15.0 million within 30 days, and issue Alnylam 1,111,111 shares of our common stock within 60 days of such milestone event.

License Agreements with MedImmune

2012 Sub-License and Collaboration Agreement with MedImmune

In March 2012, our subsidiary Humabs entered into a sub-license and collaboration agreement with MedImmune, LLC, or MedImmune, as amended, or the 2012 MedImmune Agreement, pursuant to which Humabs conducted certain activities under a mutually agreed research plan for the development of therapeutic antibodies directed to influenza viruses (including influenza A and influenza B) and to Klebsiella bacteria. The 2012 MedImmune Agreement was amended in April 2013, April 2015, December 2015, August 2016, July 2017, and September 2018, to designate Klebsiella as an extra target, to extend the term of the research program and provide for related payments, and to incorporate certain research activities funded by MedImmune under a specified government grant. Under the 2012 MedImmune Agreement, as amended, MedImmune obtained a worldwide exclusive license from Humabs to develop and commercialize products directed to such targets for all uses in humans and animals except for active vaccination. MedImmune is obligated to use commercially reasonable efforts to develop at least one product directed to influenza viruses.

In consideration for the grant of the license, MedImmune made certain upfront payments to Humabs. MedImmune is obligated to pay Humabs development, regulatory and commercial milestone payments of up to $96.5 million in the aggregate for the first product directed to influenza viruses to achieve the applicable milestones, and up to $12.0 million for the first product directed to Klebsiella to achieve the applicable milestones. MedImmune will also be obligated to pay royalties based on net sales of products directed to influenza viruses or Klebsiella at certain fixed percentages in the low to mid-single-digits, with the rate determined based on the specific target to which the product is directed, in each case subject to specified reductions and a royalty floor. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the last to expire valid claim that would, but for the licenses granted under the 2012 MedImmune Agreement, be infringed by the sale of such product in such country, and 10 years from the first commercial sale of the first product in such country. MedImmune also made certain payments to Humabs in consideration for Humabs’ conduct of the research program. We will be obligated to pass through the milestone payments and royalty payments that we receive under the 2012 MedImmune Agreement, following deduction of certain expenses incurred by us or Humabs thereunder, to Humabs’ securities holders pursuant to the Humabs SPA, as defined under the section titled “—Securities Purchase Agreement with Humabs.”

The 2012 MedImmune Agreement will remain in force until MedImmune has fulfilled all of its obligations to make milestone and royalty payments. MedImmune may terminate the 2012 MedImmune Agreement in its entirety, or on a product-by-product, license-by-license or country-by-country basis, for convenience, upon 90 days’ notice. Either MedImmune or Humabs may terminate the 2012 MedImmune Agreement for the other party’s uncured material breach or in the event of bankruptcy of the other party.

2018 License Agreement with MedImmune

In September 2018, we entered into a license agreement with MedImmune, or the 2018 MedImmune Agreement, pursuant to which we obtained a worldwide, exclusive license to develop and commercialize half-life extended versions of two specified antibodies under development by MedImmune that target influenza A and influenza B, respectively, for all uses in humans and animals. The license from MedImmune includes the grant of a sublicense under MedImmune’s license to certain intellectual property controlled by Humabs that was granted to MedImmune pursuant to the 2012 MedImmune Agreement. Under certain circumstances and during certain periods of time we have the right to nominate up to two variants of each of these antibodies for inclusion under the license. MedImmune retained the rights to continue to develop and to commercialize the two specified antibodies that target influenza A and influenza B, in each case that are not the half-life extended versions that are licensed to the Company. Additionally, we obtained a worldwide, exclusive license under MedImmune’s antibody half-life extension technology to develop and commercialize half-life extended antibodies directed to up to two additional targets selected by us for all uses in humans or animals for the prevention, treatment or diagnosis of infectious diseases. We have the right to nominate such additional targets during a specified period following the effective date of the 2018 MedImmune Agreement. MedImmune may only refuse our nomination if such targets are already the subject of internal development by MedImmune, are subject to third party rights at the time of our selection, or are the subject of good faith discussions between MedImmune and a third party for a license for products directed to such targets. We are solely responsible, at our sole cost, for the development of products containing half-life extended versions of antibodies directed to the influenza targets and any additional selected targets, and are obligated to use commercially reasonable efforts to develop and obtain regulatory approval for at least one product containing half-life extended versions of antibodies directed to each of influenza A, influenza B and any additional targets, if applicable, in the United States and specified markets in Europe and Asia. We are also obligated to use commercially reasonable efforts to commercialize products containing half-life extended versions of antibodies directed to such targets in such markets. We are developing VIR-2482 using technology licensed under the 2018 MedImmune Agreement.

In consideration for the grant of the licenses under the 2018 MedImmune Agreement, we made an upfront payment to MedImmune of $10.0 million. We will be obligated to make development and regulatory milestone payments to MedImmune of up to $92.0 million, of which $5.0 million was paid in the third quarter of 2019, in the aggregate for products containing half-life extended versions of antibodies directed to influenza A that we licensed, up to $51.0 million in the aggregate for such products directed to influenza B that we licensed, and up to $250,000 in the aggregate for certain specified products directed to the additional selected targets, if applicable. We will also be required to make sales related milestone payments to MedImmune following commercialization up to an aggregate of $200.0 million for the achievement of specified levels of aggregate annual net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B. MedImmune will also be entitled to receive tiered royalties based on net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B at percentages ranging from the mid-single-digits to sub-teen double-digits and a royalty based on net sales of products containing half-life extended versions of antibodies directed to any additional selected targets, if applicable, at a percentage in the low single-digits, in each case subject to specified reductions. These royalties are payable, on a product-by-product and country-by-country basis, until the latest to occur of expiration of the last to expire valid claim covering such product in such country, expiration of regulatory exclusivity for such product in such country, and 12 years after the first commercial sale of such product in such country. Additionally, we are responsible for paying any royalties due under the 2012 MedImmune Agreement as a result of our commercialization of products under the 2018 MedImmune Agreement.

The 2018 MedImmune Agreement will remain in force until the expiration on a country-by-country and product-by-product basis of all of our obligations to pay royalties to MedImmune. We may terminate the 2018 MedImmune Agreement in its entirety or on a product-by-product basis, for convenience, upon 120 days’ notice. Either party may terminate the 2018 MedImmune Agreement for cause for the other party’s uncured material breach on 60 days’ notice or immediately in the event of bankruptcy of the other party. Additionally, MedImmune may terminate the 2018 MedImmune Agreement for cause on 30 days’ written notice if we challenge the validity or enforceability of the patents to which we have obtained a license under the 2018 MedImmune Agreement.

Master Exclusive License Agreement with OHSU

In June 2012, our subsidiary TomegaVax, Inc., or TomegaVax, entered into a master exclusive license agreement, or the OHSU Agreement, with Oregon Health & Science University, or OHSU. The OHSU Agreement was revised and restated in August 2014 and again in August 2019, at which time we assumed TomegaVax’s rights and obligations as licensee under the OHSU Agreement. Under the OHSU Agreement, we obtained a worldwide exclusive license under certain patent rights and a non-exclusive license under certain know-how to make, have made, use, offer to sell, sell, have sold, export and import certain products relating to CMV vectors in all fields of use. The OHSU Agreement provides for us to include within the license grant additional patent or know-how rights covering certain inventions arising at OHSU and relating to the use of CMV vaccine vectors through the execution of technology addenda, each such addendum, a Technology Addendum. Each Technology Addendum relates to a single invention disclosure and family of patent or know-how rights. During the term of the OHSU Agreement to date, we have entered into 15 such Technology Addenda. We must use reasonably diligent efforts to develop and commercialize the CMV vector products consistent with its reasonable business practices and judgment, including by achieving certain specified development and regulatory milestones within certain periods. We use technology licensed under the OHSU Agreement in our T cell platform and in our product candidates VIR-1111 and VIR-2020.

Pursuant to the initial entry into the OHSU Agreement and certain of the Technology Addenda, TomegaVax issued a specified percentage of its then outstanding common stock to OHSU, which was subsequently exchanged for shares of our common stock as a result of our acquisition of TomegaVax in September 2016. In connection with the second revision and restatement of the OHSU Agreement in August 2019, we issued an additional specified number of shares of our common stock to OHSU. We are obligated to pay OHSU up to $1.3 million upon the achievement of certain development and regulatory milestones for each CMV vector product, and up to $2.0 million upon the achievement of certain aggregate annual net sales milestones for all CMV vector products. We will also be required to pay OHSU a royalty in the low single-digits on net sales of licensed products on a product-by-product basis, subject to specified reductions and offsets, and specified minimum annual royalty payments. The royalties are payable, on a product-by-product and country-by-country basis, until the later of (a) the expiration of all valid claims in the licensed patents covering such product in the country of sale or country of manufacture, as applicable, and (b) 10 years after the first commercial sale of such product in the country of sale. OHSU is also entitled to receive a specified percentage of any consideration received by us as a result of the grant of a sublicense under the rights granted under the OHSU Agreement, with the applicable percentage based on the development stage of the applicable program at the time of the grant of the sublicense.

The OHSU Agreement will remain in force until the expiration of all licensed patent rights or 10 years after the effective date of the last Technology Addendum, whichever is the later. Each individual Technology Addendum remains in force until the expiration of the patent rights to which it applies, or 10 years after the effective date of such Technology Addendum, whichever is later. Either party may terminate the OHSU Agreement, or any individual Technology Addendum, for the other party’s uncured material breach on 60 days’ written notice, which may be extended by an additional 120 days under certain conditions. The OHSU Agreement and each Technology Addendum also terminate in the event of bankruptcy of either party. We may also terminate the OHSU Agreement in its entirety, or any Technology Addendum individually, upon 60 days’ notice. OHSU may immediately terminate the OHSU Agreement if we or our sublicensees bring any action or proceeding against OHSU, subject to certain exceptions.

Exclusive License Agreement with the Institute for Research in Biomedicine

In December 2011, Humabs Holdings GmbH, or Humabs Holdings, the parent company of our subsidiary Humabs, entered into an exclusive license agreement, or the IRB Agreement, with the Institute for Research in Biomedicine, or IRB. The IRB Agreement amended and restated an original 2004 exclusive license agreement between the parties in connection with IRB’s proprietary technologies relating to human monoclonal antibodies and the discovery of unique epitopes recognized by such antibodies. In May 2008, Humabs entered into an exclusive license agreement with IRB, or the Humabs IRB Agreement, and together with the IRB Agreement, the Current IRB License Agreements. Pursuant to the Humabs IRB Agreement, IRB granted to Humabs an exclusive license under certain intellectual property rights for the development of certain monoclonal antibodies. Following the entry into the Humabs IRB Agreement, in February 2012, Humabs and IRB entered into a research agreement, or the IRB Research Agreement, concurrently with the termination of an original research agreement dated July 2004 between Humabs Holdings and IRB, to provide for a continuing research collaboration between Humabs and IRB, and to coordinate the exploitation of intellectual property rights arising from the IRB Research Agreement with the rights granted under the Current IRB License Agreements. Under the terms of the IRB Research Agreement, IRB performs certain research activities for Humabs, and all intellectual property rights arising under the IRB Research Agreement are either owned by Humabs, or included in and licensed to Humabs pursuant to the terms of the Current IRB License Agreements. In August 2017, we acquired all of the share capital of Humabs as described further below. Prior to the closing of such acquisition, Humabs Holdings was consolidated into Humabs, such that Humabs Holdings ceased to exist as a separate legal entity, and Humabs became the successor-in-interest to Humabs Holdings’ rights under the IRB Agreement. As a result, Humabs is the licensee under each of the Current IRB License Agreements.

We use technology licensed under the Current IRB License Agreements in our antibody platform and in our product candidates VIR-2482 and VIR-3434.

Pursuant to the Current IRB License Agreements, IRB granted to Humabs an exclusive, worldwide, royalty-bearing, sublicensable license under patent and know-how rights covering or associated with IRB’s proprietary technology platform relating to antibody discovery, as well as rights in certain antibodies, including as a result of activities under the IRB Research Agreement, in each case for all purposes, including to practice the licensed technology platform, and to develop, manufacture and commercialize any drug, vaccine or diagnostic product containing such licensed antibodies. Humabs is required to use commercially reasonable efforts to develop and commercialize licensed products, and must maintain an active program to commercialize licensed products. Humabs is required to pay to IRB a flat royalty on net sales of licensed products approved for non-diagnostic use in the low single-digits, and a flat royalty on licensed products for diagnostic use at 50% of the non-diagnostic product rate, in each case subject to standard reductions and offsets. A single royalty stream is payable on products that include the licensed antibodies (including antibodies that are owned by Humabs, but developed using the licensed technology), irrespective of whether a given product is covered by patents under both of the Current IRB License Agreements. Humabs’ obligation to pay royalties to IRB, on a country-by-country basis, is reduced upon the expiration of the relevant patents in such country, and expires 10 years after the date of first commercialization of a licensed product in such country. Humabs is also required to pay to IRB a specified percentage in the sub-teen double-digits of consideration received in connection with the grant of a sublicense to a non-affiliate third party, subject to a specified maximum dollar amount for the first up front or milestone payment received under such sublicense for each licensed product, and a lower specified maximum dollar amount for subsequent up front or milestone payments for such licensed product.

Each of the Current IRB License Agreements remains in force until the expiration of all valid claims of the licensed patent rights and trade secrets included in the licensed IRB know-how. Humabs may terminate the IRB Agreement at will on 90 days’ written notice to IRB, and either party may terminate either of the Current IRB License Agreements on 60 days’ written notice for the uncured material breach of the other party.

Exclusive License Agreement with The Rockefeller University

In July 2018, we entered into an exclusive license agreement with The Rockefeller University, or Rockefeller, and such agreement, as amended in May 2019, the Rockefeller Agreement. Pursuant to the Rockefeller Agreement, Rockefeller granted us a worldwide exclusive license under certain patent rights, and a worldwide non-exclusive license under certain materials and know-how covering certain antibody variants relating to a specified mutation leading to enhanced antibody function and utility, to develop, manufacture and commercialize infectious disease products covered by the licensed patents, or that involve the use or incorporation of the licensed materials and know-how, in each case for all uses and purposes for infectious diseases. The licenses granted to us are freely sublicensable to third parties. Rockefeller retains the right to use the licensed patents outside the field of use, and within the field of use solely in connection with educational, research and non-commercial purposes, as well as for certain research being conducted in collaboration with us. We are obligated to grant sublicenses to third parties with respect to products that are not being pursued and are not of interest to us following a specified anniversary of the May 2019 amendment date. Pursuant to the Rockefeller Agreement, we are required to use commercially reasonable efforts to develop and commercialize infectious disease products as soon as reasonably practicable, including by achieving certain specified development milestone events within specified time periods for products arising from our HBV and influenza programs.

We use technology licensed under the Rockefeller Agreement in our antibody platform and in our product candidate VIR-3434.

We paid Rockefeller an upfront fee of $0.3 million for entry into the Rockefeller Agreement, and are required to pay annual license maintenance fees of $1.0 million, which will be creditable against royalties following commercialization. In addition, for achievement of specified development and regulatory milestone events, we will be required to pay up to $8.5 million with respect to the first infectious disease product for the HIV indication, up to $7.0 million with respect to each of the first four other infectious disease products with specified projected peak worldwide annual net sales, and up to $3.6 million with respect to any other infectious disease product. Following regulatory approval, we will be required to pay commercial success milestones of up to $40.0 million in the aggregate for the achievement of specified aggregate worldwide annual net sales of the first infectious disease product for the HIV indication and the first four infectious disease products with specified projected peak worldwide annual net sales. We will also be required to pay to Rockefeller a tiered royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. Our obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction. If we grant a sublicense to a non-affiliate third party under the Rockefeller technology, we will be required to pay to Rockefeller a specified percentage of consideration received from such sublicensee for the grant of the sublicense, depending on the date of receipt of the applicable sublicense income from such sublicensee.

The Rockefeller Agreement will remain in force, absent earlier termination, until the expiration of all of our obligations to pay royalties to Rockefeller in all jurisdictions. We have the right to terminate the Rockefeller Agreement in its entirety, or in part, for any reason on 60 days’ written notice to Rockefeller. Rockefeller may terminate the Rockefeller Agreement on 90 days’ written notice for our uncured material breach, or if we challenge the validity or enforceability of any of the licensed patents, or immediately in the event of our insolvency. Rockefeller may also terminate the Rockefeller Agreement if we cease to carry on business with respect to the rights granted to us under the agreement.

Collaboration and License Agreement with Brii Bio

In May 2018, we entered into an option and license agreement with Brii Biosciences Limited (previously named BiiG Therapeutics Limited), or Brii Bio Parent, and Brii Biosciences Offshore Limited, or Brii Bio, and such agreement, the Brii Agreement, pursuant to which we granted to Brii Bio, with respect to up to four of our programs (excluding mAbs in Vir’s active research and development program against coronaviruses), an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau, or collectively the China Territory, for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection, or the Field of Use. Our HBV siRNA program being developed under the Alnylam Agreement (described above) is included within the Brii Agreement as a program for which Brii Bio may exercise one of its options. Brii Bio may exercise each of its options following the achievement by us of proof of concept for the first product in such program. In partial consideration for the options granted by us to Brii Bio, Brii Bio Parent and Brii Bio granted us, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. The number of options that we may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program. All options granted to Brii Bio under the Brii Agreement that are not exercised will expire no later than seven years following the effective date, or two years earlier than such date if Brii Bio has not undergone an initial public offering within such shorter period. All options granted to us under the Brii Agreement that are not exercised will expire no later than two years following the expiration of all options granted to Brii Bio. Neither we nor Brii Bio has exercised an option under the Brii Agreement.

We are responsible, at our expense and discretion, for the conduct of all development activities under our programs prior to the exercise of Brii Bio’s options, and Brii Bio is responsible, at its expense and discretion, for all activities under its programs prior to the exercise of our options. Following exercise of an option for a specified program by either us or Brii Bio, the exercising party is granted an exclusive, royalty-bearing license to develop, manufacture and commercialize products arising from the applicable program in the United States (where we are exercising the option) or the China Territory (where Brii Bio is exercising the option), and such party is thereafter responsible for all development and commercialization activities, at its expense, in the optioned territory. If Brii Bio exercises its option with respect to our development program being conducted under the Alnylam Agreement, Brii Bio’s rights will be subject to the terms of the Alnylam Agreement, as amended.

Under the terms of the Brii Agreement, following our option exercise, we are obligated to use commercially reasonable efforts to develop at least one licensed product arising from each optioned Brii Bio program, and to commercialize each such product in the United States following regulatory approval, and following Brii Bio’s option exercise, Brii Bio is obligated to use commercially reasonable efforts to develop at least one licensed product arising from each optioned Vir program and to commercialize each such product in the China Territory following regulatory approval.

With respect to programs for which Brii Bio exercises its options, Brii Bio will be required to pay us an option exercise fee for each such Vir program ranging from the mid-single-digit millions up to $20.0 million, determined based on the commercial potential of the licensed program. Brii Bio will also be required to pay regulatory milestone payments on a licensed product-by-licensed product basis ranging from the mid-single-digit millions up to $30.0 million, also determined based on the commercial potential of such program. Following commercialization, Brii Bio will be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products arising from each licensed program in the China Territory, up to an aggregate of $175.0 million per licensed program. Brii Bio also will pay us royalties that range from the mid-teens to the high-twenties, as described below.

As partial consideration for our entry into the Brii Agreement, upon closing of Brii Bio Parent’s Series A preferred stock financing, we received ordinary shares equal to 9.9% of the outstanding shares in Brii Bio Parent. As a result of Brii Bio’s right to exercise one of its options for our HBV siRNA program, under the terms of the Alnylam Agreement, as amended, in February 2020 we transferred to Alnylam a specified percentage of such equity consideration allocable to such program. Upon exercise of each option for a Brii Bio program, we will be required to pay to Brii Bio an option exercise fee ranging from the low tens of millions to up to $50.0 million, determined based on the commercial potential of the licensed program. We will be required to make regulatory milestone payments to Brii Bio on a licensed product-by-licensed product basis ranging from the low tens of millions up to $100.0 million, also determined based on the commercial potential of such program. We will also be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products in the United States arising from each licensed program, up to an aggregate of $175.0 million per licensed program.

In addition, we are obligated under the Brii Agreement to pay Brii Bio tiered royalties based on net sales of products arising from the licensed programs in the United States, and Brii Bio is obligated to pay us tiered royalties based on net sales of products arising from the licensed programs in the China Territory. The rates of royalties payable by us to Brii Bio, and by Brii Bio to us on net sales range from mid-teens to high-twenties. Each party’s obligations to pay royalties expires, on a product-by-product and territory-by-territory basis, on the latest of 10 years after the first commercial sale of such licensed product in the United States or China Territory, as applicable; the expiration or abandonment of licensed patent rights that cover such product in the United States or China Territory, as applicable; and the expiration of regulatory exclusivity in the United States or the China Territory, as applicable. Royalty rates are subject to specified reductions and offsets.

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

Patent License Agreement with Xencor

In August 2019, we entered into a patent license agreement with Xencor, Inc., or Xencor, and such agreement, the Xencor Agreement. Pursuant to the Xencor Agreement, we obtained a non-exclusive, sublicensable (only to our affiliates and subcontractors) license to incorporate Xencor’s half-life extension Fc region-related technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. We are obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s half-life extension Fc-related technologies, for each of the influenza A and HBV research programs. These technologies are used in our VIR-2482 and VIR-3434 product candidates.

In consideration for the grant of the license, we paid Xencor an upfront fee. For each of the influenza A and HBV research programs, we will be required to pay Xencor development and regulatory milestone payments of up to $17.8 million in the aggregate, and commercial sales milestone payments of up to $60 million in the aggregate, for a total of up to $77.8 million in aggregate milestones for each program and $155.5 million in aggregate milestones for both programs. On a product-by-product basis, we will also be obligated to pay tiered royalties based on net sales of licensed products in the low single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the expiration of the last to expire valid claim in the licensed patents covering such product in such country.

The Xencor Agreement will remain in force, on a product-by-product and country-by-country basis, until expiration of all royalty payment obligations under the Xencor Agreement. We may terminate the Xencor Agreement in its entirety, or on a target-by-target basis, for convenience upon 60 days’ written notice. Either party may terminate the Xencor Agreement for the other party’s uncured material breach upon 60 days’ written notice (or 30 days in the case of non-payment) or in the event of bankruptcy of the other party immediately upon written notice. Xencor may terminate the Xencor Agreement immediately upon written notice if we challenge, or upon 30 days’ written notice if any of our sublicensees challenge, the validity or enforceability of any patent licensed to us under the Xencor Agreement.

In March 2020, we entered into a patent license agreement with Xencor pursuant to which we obtained a non-exclusive license to Xencor’s Fc-region related technologies to extend the half-life of novel antibodies that we are investigating as potential treatments for patients with COVID-19. Under the terms of the agreement, we will be solely responsible for the activities and costs related to research, development, regulatory and commercial activities.

Letter Agreement with the Bill & Melinda Gates Foundation

In December 2016, we entered into a letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in connection with the Bill & Melinda Gates Foundation’s investment in us through the purchase of $10.0 million of shares of our Series A-1 convertible preferred stock in December 2016 and $10.0 million of shares of our Series B convertible preferred stock in January 2019. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to (i) conduct our programs to develop products to treat or prevent infectious disease caused by HIV and TB, respectively, with at least 50% of the funds to be used for such programs, and (ii) develop our HCMV-based vaccine technology platform in a manner reasonably expected to result in the generation of products for the treatment or prevention of other specified infectious diseases, in each case for use in specified developing countries. We agreed to use reasonable efforts to achieve specified research and development milestones with respect to our HIV program and TB program and, if requested by the Bill & Melinda Gates Foundation, to work with the Bill & Melinda Gates Foundation on an additional mutually agreeable infectious disease program. Additionally, we are bound by specified global access commitments including a commitment to provide any products developed using the proceeds of the Bill & Melinda Gates Foundation’s investment at an affordable price to the people most in need within the specified developing countries, not to exceed a specified percentage over our fully burdened manufacturing and sales costs.

If we fail to comply with (i) our obligations to use the proceeds of the Bill & Melinda Gates Foundation’s investment for the purposes described in the paragraph above and to not use such proceeds for specified prohibited uses, (ii) specified reporting requirements or (iii) specified applicable laws, or if we materially breach our specified global access commitments (any such failure or material breach, a Specified Default), we will be obligated to redeem or arrange for a third party to purchase all of our stock purchased by the Bill & Melinda Gates Foundation under the Gates Agreement, at the Bill & Melinda Gates Foundation’s request, at a price equal to the greater of (a) the original purchase price plus 5% compounding interest or (b) the fair market value as determined by an independent third-party, such redemption or sale, a Gates Foundation Redemption. Following a Gates Foundation Redemption, if either (i) a sale of the company or all of our material assets relating to the Gates Agreement, or (ii) a firmly underwritten public offering of our common stock at a per share valuation in excess of 200% of the valuation used for the Gates Foundation Redemption occurs, in each case closing prior to the first anniversary of the Gates Foundation Redemption, then solely if a preliminary prospectus for such offering, or a binding agreement with respect to any such sale transaction, was filed or signed, as applicable, prior to the six month anniversary of the first redemption or sale of any stock in such Gates Foundation Redemption, then the Bill & Melinda Gates Foundation will receive compensation equal to the excess of what it would have received in such transaction if it still held the stock redeemed or sold at the time of such public offering or sale transaction over what it actually received in the Gates Foundation Redemption. Additionally, if a Specified Default occurs, if we are unable or unwilling to continue the HIV program, TB program or, if applicable, the mutually agreed additional program (except for scientific or technical reasons), or if we institute bankruptcy or insolvency proceedings, then the Bill & Melinda Gates Foundation will have the right to exercise a non-exclusive, fully-paid license (with the right to sublicense) under our intellectual property to the extent necessary to use, make and sell products arising from such programs, in each case solely to the extent necessary to benefit people in the developing countries in furtherance of the Bill & Melinda Gates Foundation’s charitable purpose.

In the event that we sell, exclusively license or transfer to a third party all or substantially all of our assets, the technology platform, or products arising from programs that are funded using the proceeds of the Bill & Melinda Gates Foundation’s investment, such third party is required to assume our specified global access commitments on terms that are reasonably acceptable to the Bill & Melinda Gates Foundation. Additionally, we will not grant to any third party any rights or enter into any agreement with any third party that would restrict the Bill & Melinda Gates Foundation’s rights with respect to our specified global access commitments unless such third party expressly assumes such commitments to the reasonable satisfaction of the Bill & Melinda Gates Foundation. Consistent with the foregoing restriction, we also specifically will not enter into any such agreement negotiated in connection with a decision by us not to pursue the technology platform controlled by us as a result of our acquisition of TomegaVax. The global access commitments will continue for as long as the Bill & Melinda Gates Foundation continues to be a charitable entity.

Separately, in January 2018 and March 2018, we entered into two grant agreements with the Bill & Melinda Gates Foundation, pursuant to which the Bill & Melinda Gates Foundation agreed to grant additional funding to us for our HIV and TB programs, respectively, through the award of two research grants totaling in the aggregate up to $12.2 million with respect to the HIV program, and up to $14.9 million with respect to the TB program if we achieve all the specified research and development milestones or reporting deliverables under the grants. As of December 31, 2019, we had received $12.2 million with respect to the HIV program and $12.2 million with respect to the TB program. In February 2020, we amended the HIV grant agreement pursuant to which we were awarded with a supplemental grant of $8.6 million. In addition, the term of the HIV grant agreement was extended through December 31, 2021. The TB grant agreement will remain in effect until June 30, 2020. The grant agreements may be terminated early by the Bill & Melinda Gates Foundation for our breach, failure to progress the applicable funded projects, in the event of our change of control, change in our tax status, or significant changes in our leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the applicable project.

Our Acquisition Agreements

Agreement and Plan of Merger with TomegaVax

In September 2016, we entered into an agreement and plan of merger with TomegaVax, or the TomegaVax Merger Agreement, pursuant to which we purchased all equity interests of TomegaVax, a preclinical private biotechnology company. The primary asset purchased in the acquisition was a CMV vector-based vaccine platform for the development of products directed to HBV, HIV and TB.

In connection with the entry into the TomegaVax Merger Agreement, we also entered into a letter agreement with TomegaVax, or the TomegaVax Letter Agreement, which provides for certain payments to TomegaVax’s former stockholders prior to September 2024, in each case so long as we are continuing to pursue the development of the TomegaVax technology. Under the terms of the TomegaVax Letter Agreement, we will be required to pay to the former stockholders of TomegaVax milestone payments of up to an aggregate of $30.0 million if the per share price of our publicly traded common stock, or implied price per share of our Series A-1 convertible preferred stock (or common stock upon conversion) upon a certain asset sale, merger or stock sale, is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization), with the amount of such payments determined by the share price and the stage of our clinical development at the time of the relevant event triggering the payment. The share price of our publicly traded common stock will be determined using the average of the daily volume-weighted average trading price of our common stock for each trading day during a consecutive 90-day period. The foregoing payments are payable (i) during any date after the completion of an initial public offering by the company or any successor or affiliate controlling the TomegaVax technology, provided that no payment will be due before the first anniversary of the initial public offering, (ii) upon the sale of all assets related to the TomegaVax technology or (iii) upon a merger or stock sale of the company or any successor or affiliate controlling the TomegaVax technology, in each case subject to certain conditions with respect to the timing of the payments. The payments under the TomegaVax Letter Agreement can be made in cash or shares of our common stock, at the discretion of our board of directors.

Securities Purchase Agreement with Humabs

In August 2017, we entered into a securities purchase agreement with Humabs and its securities holders, or the Humabs SPA, pursuant to which we purchased all equity interests of Humabs. Pursuant to the Humabs SPA, we are required to pay up to $135.0 million upon the first achievement of certain clinical, regulatory and commercial milestones for an HBV product, or the HBV Milestones, and up to $105.0 million upon the first achievement of certain clinical, regulatory and commercial milestones for another product. Pursuant to the Humabs SPA, we are required to use commercially reasonable efforts to achieve such milestones during a specified period following the closing of the Humabs acquisition. In addition, Humabs’ securities holders are also entitled to receive certain pass-through payments that Humabs receives under certain license agreements, including the 2012 MedImmune Agreement, following deduction of certain expenses incurred by us or Humabs thereunder.

Agreement and Plan of Merger with Agenovir

In January 2018, we entered into an agreement and plan of merger, or the Agenovir Merger Agreement, with Agenovir Corporation, or Agenovir, pursuant to which we purchased all equity interests of Agenovir. The primary assets purchased in the acquisition were in-process research and development programs in human papillomavirus, or HPV, and hepatitis B virus, or HBV, generally intended to utilize CRISPR/Cas9.

Pursuant to the Agenovir Merger Agreement, we are required to use commercially reasonable efforts following the closing date to develop and seek regulatory approval in the United States for at least one product arising from the HBV program acquired under the Agenovir Merger Agreement. With respect to the HPV program, other than an obligation of Agenovir during a specified period (which has now expired) to use reasonable efforts to divest or grant a license to a third party, we do not have any ongoing diligence obligations to progress activities under the HPV program. During a specified period following the closing of the Agenovir acquisition, we will be required to pay Agenovir’s former stockholders up to $45.0 million in the aggregate for the achievement of specified development and regulatory milestones for the first HBV product, and if we elect to progress the HPV program, we will owe up to $45.0 million in the aggregate for the achievement of development and regulatory milestones for the first HPV product. In addition, during a specified period following the closing of the Agenovir acquisition, if we successfully commercialize one or more products arising from the HBV program or the HPV program, we will owe milestone payments for the achievement of specified levels of worldwide annual net sales of up to $90.0 million for products arising from each program, or up to $180.0 million in the aggregate, if we were to commercialize products from both the HBV program and the HPV program. In February 2020, we terminated the HPV program and we have no further obligations related to this program under the Agenovir Merger Agreement.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of our product candidates. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing

We are currently manufacturing product candidates of three different platforms: antibodies, T cells and siRNAs. We have established our own internal chemistry, manufacturing and control, or CMC, capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early stage product candidates in the near-term. We have completed our internal capacity build in process development, analytical development, quality, manufacturing, and supply chain. Specifically, our San Francisco, California and Portland, Oregon facilities include laboratories that support process development, production of HCMV research viral seed stock and selected quality control testing for our products.

We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 and Phase 2 clinical trials. Material for any Phase 3 clinical trials and commercial supply will require large-volume, low-cost-of-goods production, and we are in discussions with additional large-scale CDMOs to plan for future scale-up and capacity.

Production Modalities

Antibody Platform

The technology and industrial processes for producing mAbs represent mature technical disciplines. Process optimization and standardization over the last 20 years has enabled process portability and facilitates production at a network of CDMOs, as well as the partnered use of excess capacity with other biopharmaceutical companies. We have already produced batches of Phase 1/2 mAb clinical trial material for two of our programs through a CDMO. For Phase 3 clinical trials and commercial supply, we are in discussions with additional large-scale CDMOs.

T Cell Platform

Our T cell platform is based on genetically engineered HCMV. We have attenuated the HCMV for the purpose of patient safety, but this attenuation also reduces its yield in production. To address this inefficiency, we have made significant internal investments in process development and scale-up, largely funded by the Bill & Melinda Gates Foundation. We have established a reproducible Good Manufacturing Practices, or GMP, process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred and executed at two CDMOs specializing in live vaccine manufacturing.

siRNA Platform

Alnylam is currently supplying clinical material from their CDMO sites for the current VIR-2218 Phase 1/2 clinical trial. We will assume responsibility for technology transfer and manufacturing in advance of any Phase 3 clinical trial. In addition to the current manufacturing locations, other CDMOs are capable of producing kilogram-scale batches of siRNA and we may contract for Phase 3 manufacturing at one of these qualified facilities.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our executive and scientific team, research, clinical capabilities, development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and convenience.

HBV

Current FDA-approved treatments for chronic HBV infection include PEG-IFN-α, marketed by Roche Holding AG, or Roche, and oral antiviral agents such as NRTIs, marketed by Gilead Sciences, Inc., or Gilead, and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of NRTIs, require life-long therapy. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving an HBV functional or complete cure. Companies with RNAi agents in clinical development include Arbutus Biopharma Corporation, Dicerna Pharmaceuticals, Inc. (together with Roche), Ionis Pharmaceuticals, Inc. (together with GlaxoSmithKline plc, or GSK), and Arrowhead Pharmaceuticals, Inc. (together with Janssen Pharmaceuticals, Inc., or Janssen). In addition, GC Pharma is developing an antibody against surface antigen. Several companies, including Altimmune, Inc., GSK, Janssen and Transgene SA, have therapeutic vaccines in late-preclinical or early-clinical development.

Flu

There are numerous approved seasonal influenza vaccines, including trivalent, quadrivalent, high-dose, and adjuvanted products, marketed by GSK, Sanofi Pasteur, and Seqirus (owned by CSL Limited). In addition, there are approved antiviral agents to treat influenza, such as Xofluza and Tamiflu, marketed by Roche, as well as other neuraminidase inhibitors.

While several companies, including Janssen, Roche, AstraZeneca plc have conducted clinical trials of antibodies for the treatment of influenza, to our knowledge, there are currently no other prophylactic mAbs in development. Several vaccines are in clinical development from large companies such as GSK, and smaller ones such as Medicago Inc., Novavax, Inc., and Vaccitech Limited, among others. Some intend to improve efficacy or convenience over existing seasonal vaccines, and others are pursuing a universal flu vaccine approach with broad strain coverage and at least one year of protection.

HIV

No FDA-approved vaccine is currently available for the prevention of HIV. Several large and small pharmaceutical companies, including Sanofi, GSK, Janssen, GeoVax Labs, Inc., and Profectus Biosciences, Inc. are actively engaged in vaccine research and development in this area. These and other companies are developing vaccines using viral vectors, nanoparticles, DNA, or formulations, with the goal of stimulating T cell-mediated and/or neutralizing antibody responses against HIV. To our knowledge, none are using a CMV-based vector. Numerous clinical trials of these vaccines are ongoing with support from the National Institutes of Health Vaccine Research Center, the Bill & Melinda Gates Foundation, the U.S. military, the International AIDS Vaccine Initiative, the European Vaccine Initiative, the South African AIDS Initiative, and their academic and industry partners. In addition, many of these institutions are also studying the passive transfer of broadly neutralizing antibodies against HIV for prophylactic and therapeutic applications.

We may also compete with oral or long-acting antiretroviral therapies for pre-exposure prophylaxis of HIV. Truvada, marketed by Gilead, is a once-daily therapy approved for this indication. Janssen and Merck & Co., Inc. have long-acting formulations in development.

TB

BCG is the only approved prophylactic vaccine for TB, and widely used in routine newborn immunization in endemic regions. However, BCG does not prevent pulmonary TB, the most common form of disease at any age. In addition, it is not recommended for immune-compromised persons, such as HIV-infected. Because of these limitations, several booster and primary vaccines are in clinical development, led by consortiums including the Tuberculosis Vaccine Initiative, International AIDS Vaccine Initiative, academic institutions, and industry partners such as GSK, among others. To prevent latent TB infection from progressing to active disease, rifapentine-based therapies are the current standard of care. Sanofi-Aventis is the main supplier of rifapentine. There are several ongoing clinical trials aimed at reducing dosing frequency or duration.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, new therapeutic approaches and potential indications, and other inventions that are important to our business. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important for the development and implementation of our business. We also rely on the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we rely on confidentiality agreements to protect our interests. We require our employees, consultants and advisors to enter into confidentiality agreements prohibiting the disclosure of confidential information and requiring disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Our patent portfolio includes patents and patent applications that are licensed from a number of collaborators and other third parties, including Alnylam, OHSU, MedImmune, IRB, Rockefeller and Xencor, and patents and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates VIR-2218, VIR-3434, VIR-2482, VIR-1111 and VIR-2020, and the use of these candidates for therapeutic purposes. Our proprietary technology has been developed primarily through acquisitions, relationships with academic research centers and contract research organizations.

For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, process of making, formulation and dosing regimen-related claims.

In total, our patent portfolio, including patents licensed from our collaborators and other third parties, comprises over 75 different patent families as of February 15, 2020, filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in many international countries. Our patent portfolio for our product candidates and technology platforms is outlined below:

Patent Portfolio by Product Candidate

VIR-2218

Licensed Patents

Our VIR-2218 intellectual property portfolio includes three different patent families that we have exclusively licensed from Alnylam.

One of these families includes, as of February 15, 2020, one issued patent in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. This family also includes 38 issued patents in Albania, Austria, Bosnia and Herzegovina, Belgium, Bulgaria, Switzerland, Cyprus, Czechia, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lebanon, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia and Turkey directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2035, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of February 15, 2020, two patent applications in the United States, one pending international Patent Cooperation Treaty, or PCT, applications and 53 patent applications in the African Regional Intellectual Property Organization, or ARIPO, Algeria, Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Gulf Cooperation Council (GCC), Hong Kong, India, Indonesia, Israel, Japan, Jordan, Malaysia, Mexico, New Zealand, Nigeria, Organisation Africaine de la Propriété Intellectuelle, or OAPI, Pakistan, Paraguay, Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine Venezuela and Vietnam directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2035 and 2039, absent any available patent term adjustments or extensions.

Patents Owned by Us

In addition, we own three different patent families that are directed to VIR-2218 in combination with one or more other therapeutics. These families collectively include, as of February 15, 2020, three patent applications in the United States, one pending PCT patent application and one patent application in Taiwan. The applications in these families include method of treatment claims and composition for use in treatment claims for VIR-2218 in combination as a second therapeutic. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2039 and 2040, absent any available patent term adjustments or extensions.

VIR-3434

Licensed Patents

Our VIR-3434 intellectual property portfolio includes a patent family that we have exclusively licensed from Rockefeller, which includes, as of February 15, 2020, one pending patent application in the United States, one pending PCT patent application and one pending patent application in Europe. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Our VIR-3434 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of February 15, 2020, these patents and applications include seven issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2025, absent any available patent term adjustments or extensions. Additionally, as of February 15, 2020, these patents and applications include 70 issued patents in Australia, Austria, Belgium, Canada, China, Croatia, Czech Republic, Estonia, Finland, France, Germany, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Poland, Russia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of February 15, 2020, a pending patent application in the United States and five patent applications pending in Brazil, Canada, China, Europe and Russia directed to composition of matter claims, pharmaceutical composition claims, composition for use in treatment claims, and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own one patent family that includes, as of February 15, 2020, one pending patent application in the United States. The application includes composition of matter claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own two different patent families that collectively include, as of February 15, 2020, one pending patent application in the United States, one pending PCT application and 25 pending patent applications in the African Regional Intellectual Property Organization, or ARIPO, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, Nigeria, New Zealand, Organisation Africaine de la Propriété Intellectuelle, or OAPI, the Philippines, Singapore, South Africa, South Korea, Sri Lanka, Taiwan, Thailand and Vietnam. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2036 and 2039, absent any available patent term adjustments or extensions.

VIR-2482

Licensed Patents

Our VIR-2482 intellectual property patent portfolio includes two different patent families that we have exclusively licensed from MedImmune, which collectively include, as of February 15, 2020, one issued patent in the United States directed to composition of matter claims and pharmaceutical composition claims. These families also collectively include three issued patents in Australia, Japan and Taiwan that include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

The two families licensed from MedImmune also collectively include, as of February 15, 2020, two patent applications in the United States and 24 patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, Russia, Singapore and Taiwan. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2034 and 2037, absent any available patent term adjustments or extensions.

Our VIR-2482 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of February 15, 2020, these patents and applications include seven issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half- life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2025, absent any available patent term adjustments or extensions. Additionally, as of February 15, 2020, these patents and applications include 70 issued patents in Australia, Austria, Belgium, Canada, China, Croatia, Czech Republic, Estonia, Finland, France, Germany, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Poland, Russia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of February 15, 2020, a pending patent application in the United States and five patent applications pending in Brazil, Canada, China, Europe and Russia directed to composition of matter claims, pharmaceutical composition claims, composition for use in treatment claims, and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own one patent family that includes, as of February 15, 2020, one pending patent application in the United States. The application includes composition of matter claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

Through our subsidiary Humabs, we co-own a patent family (with MedImmune) that includes, as of February 15, 2020, one issued patent in the United States directed to composition of matter claims and pharmaceutical composition claims. This family also includes three issued patents in Australia, Japan and Taiwan that include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

This co-owned family also includes, as of February 15, 2020, one patent application in the United States and 14 patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, South Korea, Mexico, Russia, Singapore and Taiwan. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own a patent family that includes, as of February 15, 2020, one pending PCT patent application. The application in this family includes composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from the patent application in this family is presently estimated to expire in 2039, absent any available patent term adjustments or extensions.

VIR-1111

Licensed Patents

Our VIR-1111 intellectual property patent portfolio includes seven different patent families that we have exclusively licensed from OHSU.

Four of these families collectively include, as of February 15, 2020, five issued patents in the United States directed to composition of matter claims, method of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2031 and 2037, absent any available patent term adjustments or extensions. Additionally, four of the seven patent families collectively include, as of February 15, 2020, 135 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Europe, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Monaco, Macedonia, Malta, New Zealand, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2025 and 2035, absent any available patent term adjustments or extensions.

The seven licensed families also collectively include, as of February 15, 2020, eight patent applications in the United States and 97 patent applications in Algeria, ARIPO (Africa), Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Nigeria, OAPI (Africa), Panama, Peru, Singapore, South Africa, South Korea, Thailand, Tunisia and the Ukraine directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

Patents Owned by Us

We co-own a patent family that includes, as of February 15, 2020, one patent application in the United States and 20 patent applications in ARIPO (Africa), Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, Thailand and the Ukraine directed to composition of matter claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2035, absent any available patent term adjustments or extensions.

VIR-2020

Licensed Patents

Our VIR-2020 intellectual property patent portfolio includes five different patent families that we have exclusively licensed from OHSU.

Three of these families collectively include, as of February 15, 2020, four issued patents in the United States directed to composition of matter claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2031 and 2035, absent any available patent term adjustments or extensions. Additionally, the five patent families collectively include, as of February 15, 2020, 135 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Europe, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Monaco, Macedonia, Malta, New Zealand, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2025 and 2035, absent any available patent term adjustments or extensions.

The five licensed families also collectively include, as of February 15, 2020, five patent applications in the United States and 31 patent applications in ARIPO (Africa), Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, Thailand and the Ukraine directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

Patent Portfolio by Technology Platform

siRNA Platform

Licensed Patents

Our siRNA intellectual property portfolio includes three additional different patent families that we have exclusively licensed from Alnylam.

Two of the three families collectively include, as of February 15, 2020, eight issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions. Additionally, the three patent families collectively include, as of February 15, 2020, 59 issued patents in Albania, Australia, Belgium, Canada, China, Croatia, Denmark, Finland, France, Germany, Hungary, Iceland, Indonesia, Ireland, Japan, Latvia, Lithuania, Luxembourg, Monaco, Macedonia, Macao, Netherlands, Norway, Russia, Singapore, Slovenia, South Korea, Sweden, Switzerland and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of February 15, 2020, two patent applications in the United States and 14 patent applications in Australia, Canada, China, Europe, Hong Kong, India, Japan, South Korea, Russia and Thailand directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of the issued patent and any patents issuing from pending patent applications in these families is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions.

We have also exclusively licensed from Alnylam, as of February 15, 2020, two issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2022 and 2028, absent any available patent term adjustments or extensions.

We have also exclusively licensed from Alnylam, as of February 15, 2020, one patent application in the United States directed to composition of matter claims and pharmaceutical composition claims. The 20-year term of any patent issuing from this pending application is presently estimated to expire in 2023, absent any available patent term adjustments or extensions.

We also have an exclusive license to additional Alnylam platform technology for HBV licensed products.

Antibody Platform

Licensed Patents

We have exclusively licensed from Rockefeller a patent family that includes, as of February 15, 2020, one patent application in the United States, one pending international PCT patent application and one pending application in Europe directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the applications in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

We have exclusively licensed from IRB two patent families that relate to our antibody platform technology. One of these families includes, as of February 15, 2020, two issued patents in the United States directed to process (methods of producing) claims, and 23 issued patents in Austria, Australia, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Portugal, Romania, Singapore, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to process (methods of producing) claims. The two families also collectively include one pending patent application in the United States directed to process (methods of producing) claims, as well as one patent application in the United States and 17 patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, India, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Thailand and Ukraine directed to composition of matter claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of the issued patents and any patent issuing from the pending patent applications in these families is presently estimated to expire between 2024 and 2037, absent any available patent term adjustments or extensions.

In addition, we have non-exclusively licensed a group of patents and applications from Xencor. As of February 15, 2020, these patents and applications include seven issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2025, absent any available patent term adjustments or extensions. Additionally, as of February 15, 2020, these patents and applications include 70 issued patents in Australia, Austria, Belgium, Canada, China, Croatia, Czech Republic, Estonia, Finland, France, Germany, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Poland, Russia, Slovenia,  Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of February 15, 2020, a pending patent application in the United States and five patent applications pending in Brazil, Canada, China, Europe and Russia directed to composition of matter claims, pharmaceutical composition claims, composition for use in treatment claims, and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

T Cell Platform

Licensed Patents

We have exclusively licensed from OHSU 10 different patent families related to our T cell portfolio.

Six of the 10 families collectively include, as of February 15, 2020, nine issued patents in the United States, directed to composition of matter claims, method of treatment claims and process (methods of producing) claims. The 20-year term of the issued patents in these families is presently estimated to expire between 2031 and 2037, absent any available patent term adjustments or extensions. In addition, six of the 10 families collectively include, as of February 15, 2020, 167 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Germany, Estonia, Europe, Finland, France, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Netherlands, Norway, New Zealand, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (methods of producing) claims. The 20-year term of the issued patents in these families is presently estimated to expire between 2025 and 2035, absent any available patent term adjustments or extensions.

The 10 patent families also collectively include, as of February 15, 2020, 10 patent applications in the United States and 91 patent applications in Algeria, ARIPO (Africa), Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Nigeria, OAPI (Africa), Panama, Peru, Singapore, South Africa, South Korea, Thailand, Tunisia and the Ukraine directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (methods of producing) claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2025 and 2040, absent any available patent term adjustments or extensions.

Patents Owned by Us

In addition, we own a patent family that includes, as of February 15, 2020, one patent application in the United States directed to process (method of producing) claims. The 20-year term of any patent issuing from the pending patent application in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

Innate Immunity Platform

We have know-how relating to our innate immunity platform and are continually developing our intellectual property in this area, as well as evaluating external technologies and assets that may also help grow this platform.

We do not currently license or own any patents related to our innate immunity platform.

Patent Term and Term Extensions

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval. In addition, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it, or a method of manufacturing may be extended. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

The actual protection afforded by a patent may vary on a product by product basis, from country to country, and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions and the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our patents and patent applications may be subject to procedural or legal challenges by others. We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Trademarks and Know-How

In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. In addition to patent and trademark protection, we rely upon know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our commercial partners, collaborators, employees and consultants, and invention assignment agreements with our employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed by our employees and through relationships with third parties. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors, commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing.

Small molecule drugs are subject to regulation under the Food, Drug, and Cosmetic Act, or FDCA, and biological products are additionally subject to regulation under the Public Health Service Act, or PHSA, and both are subject to additional federal, state, local and foreign statutes and regulations. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

U.S. Biopharmaceuticals Regulation

The process required by the FDA before drug and biologic product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;
•	approval by an independent institutional review board or ethics committee at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials in accordance with FDA’s Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of a drug candidate and safety, purity and potency of a proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a new drug application, or NDA, or biologics license application, or BLA, as applicable, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practice requirements, or cGMPs, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of an NDA, or licensure of a BLA, to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent institutional review board for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

For purposes of biopharmaceutical development, human clinical trials are typically conducted in three sequential phases that may overlap or be combined;

•

Phase 1. The investigational product is initially introduced into patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is administered to a limited patient population to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•

Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the application. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research patients or patients are being exposed to an unacceptable health risk. Similarly, an institutional review board can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the institutional review board’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

NDA/BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA, as applicable, requesting approval to market the product for one or more indications. The application must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of an application requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. The FDA has sixty days from the applicant’s submission to either issue a refusal to file letter or accept the application for filing, indicating that it is sufficiently complete to permit substantive review.

Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within 10 months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine whether a drug is safe and effective for its intended use and a BLA to determine whether a biologic is safe, pure and potent. FDA also reviews whether the facility in which the product is manufactured, processed, packed or held meets standards designed to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an application and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the application, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional clinical studies. The FDA may delay or refuse approval of an application if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the application with a risk evaluation and mitigation strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. Priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Biopharmaceutical manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning or untitled letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biopharmaceutical products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Hatch-Waxman Amendments and Exclusivity

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo or other testing. The generic version must deliver the same amount of active ingredient(s) in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents, or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

The FDA also cannot approve an ANDA or 505(b)(2) application until all applicable non-patent exclusivities listed in the Orange Book for the branded reference drug have expired. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug containing an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule responsible for the drug substance’s physiological or pharmacologic action. During that five-year exclusivity period, the FDA cannot accept for filing (and therefore cannot approve) any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA that relies on the FDA’s approval of the drug, provided that that the FDA may accept an ANDA four years into the NCE exclusivity period if the ANDA applicant also files a paragraph IV certification.

Drugs and biologics can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations, including, without limitation, those laws described below.

The U.S. federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties laws.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, which can be enforced by individuals through civil whistleblower and qui tam actions, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, healthcare clearinghouses and health plans, that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, and state and local laws that require the registration of pharmaceutical sales representatives.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, implementation of corporate compliance programs, reporting of payments or transfers of value to healthcare professionals, and additional data privacy and security requirements.

Coverage and Reimbursement

The future commercial success of our product candidates, if approved, will depend in part on the extent to which third-party payors, such as governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors, provide coverage of and establish adequate reimbursement levels for our product candidates. Third-party payors generally decide which products they will pay for and establish reimbursement levels for those products. In particular, in the United States, no uniform policy for coverage and reimbursement exists. Private health insurers and other third-party payors often provide coverage and reimbursement for products based on the level at which the government, through the Medicare program, provides coverage and reimbursement for such products, but also on their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

In the United States, the European Union, or EU, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of products, particularly for new and innovative products, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for products. For example, federal and state governments reimburse products at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Similarly, because certain of our product candidates are physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party payor reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates, if approved, or exclusion of our product candidates from coverage and reimbursement. The cost containment measures that third-party payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under the ACA. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates.

The ACA became law in March 2010 and substantially changed the way healthcare is financed by third-party payors, and significantly impacts the U.S. pharmaceutical industry. Among other measures that may have an impact on our business, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the ACA extended manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expanded entities eligible for discounts under the Public Health Service Act. At this time, we are unsure of the full impact that the ACA will have on our business.

Since its enactment, there have been and remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA, and we expect such challenges and amendments to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain ACA provisions or otherwise circumvent requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In December 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These measures could reduce future demand for our products or put pressure on our pricing.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product candidates. For example, in the EU, we must obtain authorization of a clinical trial application, or CTA, in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a drug, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Further, some countries outside of the United States, including the EU member states, Switzerland and the United Kingdom, have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of pharmaceutical companies in relation to the processing of personal data of EU subjects. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to process personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern potentially burdensome documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, and security and confidentiality of the personal data. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. Guidance on implementation and compliance practices are often updated or otherwise revised.

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Employees

As of December 31, 2019, we had 229 full-time employees, 85 of whom were primarily engaged in research and development activities. A total of 87 employees have an M.D., Ph.D. or Pharm.D. degree. Substantially all of our employees are located in San Francisco, California; South San Francisco, California; Portland, Oregon; and Bellinzona, Switzerland. None of our employees are represented by a labor union and we consider our employee relations to be good.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, including the related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in April 2016, we have incurred significant net losses and have never generated any revenue from product sales. Our net loss was $174.7 million, $115.9 million, and $69.9 million for the years ended December 31, 2019, 2018 and 2017 respectively. As of December 31, 2019, we had an accumulated deficit of $368.5 million. Although we completed our initial public offering, or IPO, in October 2019 raising net proceeds of $126.4 million after deducting underwriting discounts, commissions and offering expenses, we expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. To date, we have never obtained regulatory approval for, or commercialized, any products. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2019, we had cash, cash equivalents and investments of $407.7 million. We believe that our existing cash, cash equivalents and investments as of December 31, 2019 will fund our current operating plans through at least the next 12 months from the issuance date of the consolidated financial statements. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

Our pursuit of a potential therapy for COVID-19, the disease caused by the virus SARS-CoV-2, is at an early stage.

In response to the recent outbreak of COVID-19, the disease caused by the virus or SARS-CoV-2, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners) and siRNA using our siRNA platform (in collaboration with Alnylam). Our testing and development of these potential therapies is in early stages, and we may be unable to produce a therapy that successfully treats the virus in a timely manner, if at all. We are also committing financial resources and personnel to the development of a potential therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective. In addition, another party may be successful in producing a more efficacious therapy for SARS-CoV-2, which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical trials;
•	regulators or institutional review boards and ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•	delays of failures by our manufacturing partners to comply with current good manufacturing practices, or cGMP;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a trial;

•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
•	clinical trials of our product candidates may produce negative or inconclusive results;

•

imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates, after an inspection of our clinical trial operations, trial sites or manufacturing facilities, after review of an IND or amendment, CTA or amendment, or equivalent application or amendment or the finding that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, the recent outbreak of COVID-19.

For example, we now anticipate delays to our VIR-3434 and VIR-1111 product candidates due to the COVID-19 pandemic.

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

Furthermore, our product candidates are based on certain innovative technology platforms, which makes it even more difficult to predict the time and cost of product candidate development and obtaining regulatory approval, particularly for our small interfering ribonucleic acid, or siRNA, and cytomegalovirus, or CMV, vector technologies. Relatively few siRNA product candidates have ever been tested in humans and to date, we are only aware of two siRNAs, ONPATTRO (patisiran) in 2018 and Givlaari (givosiran) in 2019 (both developed by Alnylam Pharmaceuticals, Inc., or Alnylam), that have received regulatory approval. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.

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

Further, we, the FDA, a foreign regulatory authority or an institutional review board may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA or foreign regulatory authority finds deficiencies in our INDs,  or clinical trial applications, or CTAs, respectively, or the conduct of these trials. Moreover, we may not be able to file INDs to commence additional clinical trials on the timelines we expect because our filing schedule is dependent on further preclinical and manufacturing progress. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenue from our product candidates may be delayed.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing VIR-2218 and VIR-3434 for the treatment of HBV, VIR-2482 for the prevention of influenza A, VIR-1111 for the prevention of human immunodeficiency virus, or HIV, and VIR-2020 for the prevention of tuberculosis, or TB. In particular, clinical trials for prophylaxes tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the recent outbreak of COVID-19. For example, we now anticipate delays to our VIR-3434 and VIR-1111 product candidates due to the COVID-19 pandemic.

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

We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates. For example, we license a number of technologies to form our antibody platform, including technology from the Institute for Research in Biomedicine, or IRB, The Rockefeller University, or Rockefeller, and Xencor, Inc., or Xencor, pursuant to our exclusive license agreement with IRB, or the IRB Agreement, our exclusive license agreement with Rockefeller, or the Rockefeller Agreement, and our patent license agreement with Xencor, or the Xencor Agreement. We also license technology from Oregon Health & Science University, or OHSU, pursuant to our master exclusive license agreement with OHSU, or the OHSU Agreement, to form our T cell platform. In addition, the technology we use in our siRNA technology platform is licensed from Alnylam pursuant to a collaboration and license agreement, or the Alnylam Agreement, as amended. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved.

Our agreements with Alnylam, OHSU, MedImmune, LLC, or MedImmune, Rockefeller and Xencor include the following milestone payment obligations: up to $1.3 billion in milestone payments under the Alnylam Agreement, as amended, up to $1.3 million in milestone payments per product and up to $2.0 million in the aggregate for all products under the OHSU Agreement, up to $343.3 million in milestone payments under the 2018 MedImmune Agreement, up to $48.5 million in milestone payments per product under the Rockefeller Agreement and up to $155.5 million in milestone payments for all licensed products under the Xencor Agreement. We may in the future be required to make these payments, which could adversely affect our financial condition. In March 2020, upon our achievement of a certain development milestone, we are required to issue Alnylam 1,111,111 shares of our common stock.

Furthermore, pursuant to the Alnylam Agreement, as amended, Alnylam granted us an exclusive option for each of the infectious disease siRNA programs directed to our selected targets, to obtain a worldwide, exclusive license to develop, manufacture, and commercialize siRNA products directed to the target of each such program. Our options are each exercisable during a specified period following selection of candidates for each program, or two years following the initiation of certain activities under an agreed upon development plan, if earlier. On a product-by-product basis for each product arising from the HBV or coronavirus program and, following our option exercise, the infectious disease programs, Alnylam has an option, exercisable during a specified period during development of each such product, to negotiate and enter into a profit-sharing agreement for such product. If we do not exercise our options with respect to a particular program in a timely manner or at all, Alnylam will retain such rights and may offer such exclusive rights to other third parties. If Alnylam exercises its profit-sharing option for a product, including VIR-2218 or the COV Products, we will be required to negotiate the terms of a profit-sharing agreement with Alnylam, which will include sharing equally with Alnylam the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances. Because of the uncertainty associated with Alnylam’s decision to exercise its profit-sharing option for VIR-2218 or the COV Products, we are unable to accurately predict the timing or amount of expenses related to the development of VIR-2218 or the COV Products after the specified period that Alnylam is allowed to exercise its option. Furthermore, if Alnylam does not exercise its profit-sharing option, it could damage public perceptions of VIR-2218 or the COV Products, which could have a substantial adverse effect on the price of our common stock.

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

We intend to seek approval to market our product candidates outside the United States, and may also do so for future product candidates. If we market approved products outside the United States, we expect that we will be subject to additional risks in commercialization, including:

•	different regulatory requirements for approval of therapies in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities;
•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires; and
•

disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the recent outbreak of COVID-19) on us or our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

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

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations and pose additional risks to our business.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

The uncertainty concerning the U.K’s legal, political and economic relationship with the European Union after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact our business.

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

There remain judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the CMS, published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, which will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which established a quality payment program, also referred to as the Quality Payment Program. The quality payment program has two tracks, one known as the merit based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Medicare Quality Payment Program will impact overall physician reimbursement.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposals for fiscal years 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019. While some of these measures may require additional authorization to become effective, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug and biological product costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to procure or expand sufficient manufacturing capacity;
•	issues related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	inability of our third-party manufacturers to execute our manufacturing procedures and other logistical support requirements appropriately;
•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	reliance on single sources for product components;
•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single-source supplier;
•	lack of ownership to the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•	disruptions to operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics, including, for example, the recent outbreak of COVID-19; and
•	carrier disruptions or increased costs that are beyond our control.

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

In addition, our acquisitions of TomegaVax, Humabs and Agenovir included the following future contingent payments: up to $30.0 million in milestone payments related to the TomegaVax acquisition, up to $240.0 million in milestones payments related to the Humabs acquisition, and up to $135.0 million in milestones related to the Agenovir acquisition. The milestone payments related to the TomegaVax acquisition are dependent on the per share price of our common stock. We may in the future be required to make these payments, which could adversely affect our financial condition.

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

As of December 31, 2019, we had 229 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. In addition, we must effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CDMO, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the recent outbreak of COVID-19), and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our ability to develop our product candidates could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in the San Francisco Bay Area, which is currently subject to a state executive order and a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including a California executive order, a San Francisco Bay Area and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The San Francisco Bay Area shelter-in-place will continue until April 7, 2020, unless further extended, and the California executive will continue for an indefinite period of time. In addition, our Humabs BioMed S.A. subsidiary headquartered in Bellinzona, Switzerland has employees who reside in Italy and who are affected by the national quarantine imposed by the Italian government to slow the spread of COVID-19. As a result of these recent developments, we have implemented work-from-home policies for most of our employees. The effects of the state executive order, a local shelter-in-place orders, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our CDMOs that we use to supply our early stage product candidates are located in China, where the COVID-19 outbreak was first reported and where there have been government-imposed quarantines. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates.

In addition, our clinical trials are likely to be affected by the recent COVID-19 outbreak. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be delayed or disrupted, which would adversely impact our clinical trial operations. For example, we now anticipate delays to our VIR-3434 and VIR-1111 product candidates due to the COVID-19 pandemic.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the recent COVID-19 outbreak or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Our internal computer systems, or those of our collaborators, service providers or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively, and adversely affect our business, financial condition, results of operations and prospects.

Our internal computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other contractors or consultants are potentially vulnerable to malware, computer viruses, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the recent outbreak of COVID-19), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. We have in the past experienced security breaches of our information technology systems. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

The global data protection landscape is rapidly evolving, and we expect that there will continue to be new and proposed laws, regulations and industry standards concerning privacy, data protection and information security, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, in May 2018 the GDPR went into effect in the European Union. The GDPR imposes stringent data protection requirements for processing the information of EU subjects, including clinical trial data, and to date, has increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is higher. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom, including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the United Kingdom will be regulated. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, that became effective on January 1, 2020. The CCPA was amended several times throughout 2018 and 2019, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. In addition, the CCPA requires covered companies to provide new disclosures to consumers in California, and affords some consumers new data protection rights, including the ability to opt-out of the sale of their personal information. The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations.

It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We cannot guarantee that we or our vendors may be in compliance with all applicable international laws and regulations as they are enforced now or as they evolve. For example, our privacy policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws. Our non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. In addition, if we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, other lawsuits or reputational and damage, all of which could materially affect our business, financial condition, results of operations and growth prospects.

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

The 2017 comprehensive tax reform bill, or the Tax Act, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

Our ability to use our NOLs to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2019, we had net operating loss carryforwards of $241.6 million for federal purposes and $118.8 million for state tax purposes. If not utilized, federal carryforwards arising prior to 2018 will begin expiring in 2034 and state carryforwards will begin expiring in 2031. Federal carryforwards arising after 2017 carry forward without expiration but are limited in their usability. Our ability to use our federal and state net operating losses to offset potential future taxable income that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

In general, under Sections 382 and 383 of the Code a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes as a result of the IPO and/or subsequent changes in our stock ownership (some of which shifts are outside our control). In addition, Agenovir has experienced at least one ownership change in the past resulting in a limitation under Section 382 of the Code, which has been accounted for in calculating our available NOL carryforwards. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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

Risks Related to Ownership of Our Common Stock

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The recent outbreak of COVID-19, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, the market price for our common stock may be influenced by the following:

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

A public market may not be sustained, or be liquid enough for you to sell your shares quickly or at market price.

Prior to the IPO, there had not been a public market for our common stock. If an active trading market for our common stock is not sustained following the IPO, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 23, 2020, we had 109,799,589 shares of common stock outstanding. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 102,656,731 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, certain holders of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We further intend to register all shares of common stock that we may issue in the future or have issued to date under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, financial condition and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our brand and reputation, business, results of operations, financial condition and prospects.

We also expect that as a public company, the associated rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California, where we lease approximately 48,500 square feet of office, research and development, engineering, and laboratory space pursuant to two lease agreements. The first one commenced on April 1, 2017 and expires on August 31, 2024, with an option to extend for five years. The second one commenced on July 1, 2019 and expires on July 31, 2020, with an option to extend for one year. We also have several other locations, including a location in Portland, Oregon, where we lease approximately 3,862 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement which commenced on June 15, 2015 and expires on January 31, 2021, with no option to extend; a location in Bellinzona, Switzerland, where we lease approximately 12,500 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement which commenced on January 1, 2019 and expires on December 31, 2028, with an option to extend; and a location in South San Francisco, California, where we lease approximately 5,525 square feet of office, research and development and engineering space pursuant to a lease agreement which commenced on June 1, 2019 and expires on April 30, 2020. We also have offices located in Boston, Massachusetts, San Diego, California and St. Louis, Missouri. We believe that our existing facilities are adequate for our near-term needs, but expect to need additional space as we grow, and we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “VIR” since October 11, 2019. Prior to that date, there was no public trading market for our common stock. As a result, we have not set forth information with respect to the high and low prices of our common stock for any full fiscal quarter within the two most recent fiscal years. The high and low closing sales price of our common stock for the period from October 11, 2019 to December 31, 2019 was $16.50 and $11.65, respectively.

On March 23, 2020, the closing sale price of our common stock was $36.61.

Holders of Record

As of March 23, 2020, there were approximately 282 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain future earnings, if any, for use in operation of our business and to fund future growth. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 11, 2019 (the first day of trading of our common stock), through December 31, 2019 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On October 10, 2019, we completed the IPO and issued 7,142,858 shares of our common stock at an initial offering price of $20.00 per share. We received net proceeds from the IPO of approximately $126.4 million, after deducting underwriting discounts and commissions of approximately $10.0 million and expenses of approximately $6.4 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Cowen and Company, LLC and Barclays Capital Inc. acted as book-running managers for the IPO.

Shares of our common stock began trading on The Nasdaq Global Select Market on October 11, 2019. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-233604), which was declared effective on October 10, 2019.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 11, 2019, pursuant to Rule 424(b)(4). We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Recent Sales of Unregistered Equity Securities

In January 2019, we issued and sold an aggregate of 18,202,213 shares of Series B convertible preferred stock to 20 accredited investors at a purchase price per share of $18.00 for an aggregate purchase price of $327.5 million. The issuance and sale of these shares was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

Between January 1, 2019 and October 10, 2019, and pursuant to our 2016 Equity Incentive Plan, as amended, and 2019 Equity Incentive Plan, we granted stock options to purchase up to an aggregate of 2,637,734 shares of our common stock to our employees, consultants and directors at a weighted-average exercise price of $8.94 per share. The sales of these securities were deemed to be exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected balance sheet data as of December 31, 2017 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Revenue:
Grant revenue	$7,380	$9,800	$2,559
Contract revenue	711	868	149
Total revenue	8,091	10,668	2,708
Operating expenses:
Research and development	148,472	100,229	62,512
General and administrative	37,598	29,131	21,693
Total operating expenses	186,070	129,360	84,205
Loss from operations	(177,979)	(118,692)	(81,497)
Other income (expense):
Interest income	8,511	2,540	638
Other income (expense), net	(5,061)	(212)	83
Total other income (expense)	3,450	2,328	721
Loss before benefit from (provision for) income taxes	(174,529)	(116,364)	(80,776)
Benefit from (provision for) income taxes	(154)	480	10,924
Net loss	$(174,683)	$(115,884)	$(69,852)
Net loss per share, basic and diluted(1)	$(5.76)	$(15.12)	$(32.45)
Weighted-average shares outstanding, basic and diluted(1)	30,349,920	7,666,463	2,152,273

(1)

See Notes 2 and 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares outstanding used in the computation of the per share amounts.

Consolidated Balance Sheet Data:

	As of December 31,
	2019	2018	2017
	(in thousands)
Cash, cash equivalents and short-term investments	$383,436	$98,443	$187,918
Long-term investments	24,290	—	—
Working capital	343,789	77,875	179,912
Total assets	512,071	191,596	251,566
Convertible preferred stock warrant liability	—	1,024	929
Convertible preferred stock	—	309,137	292,525
Accumulated deficit	(368,519)	(193,836)	(77,952)
Total stockholders’ equity (deficit)	423,942	(179,177)	(68,916)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and notes and other financial information included elsewhere in this Annual Report on Form 10K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company”, “Vir,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.
Our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2019 and 2018, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2017 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2018 and 2017, are located in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the prospectus dated October 10, 2019 that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-233604), as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 11, 2019.

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

We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. Our current development pipeline consists of product candidates targeting hepatitis B virus, or HBV, influenza A, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, human immunodeficiency virus, or HIV, and tuberculosis, or TB. VIR-2218, an HBV-targeting siRNA, has completed enrollment in an ongoing Phase 1/2 clinical trial. Initial data have demonstrated substantial reduction of hepatitis B virus surface antigen, or HBsAg, and VIR-2218 has been generally well tolerated. We are next initiating a Phase 2 trial combining VIR-2218 with pegylated interferon-alpha, an approved immune modulatory agent. Additionally, we have initiated a Phase 1/2 clinical trial for VIR-2482, a monoclonal antibody, or mAb, designed for the prevention of influenza A. We have built an industry-leading team that has deep experience in immunology, infectious diseases and product development. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials.

Prior to our initial public offering, or IPO, we funded our operations to date primarily from the issuance and sale of convertible preferred stock, and to a lesser extent from revenue from grant agreements with government-sponsored and private organizations, as well as research and development services. From our inception through December 31, 2019, we have raised aggregate net cash proceeds of $630.7 million from the sale of our convertible preferred stock. In October 2019, we completed our IPO pursuant to which we issued 7,142,858 shares of our common stock at a price of $20.00 per share. We received net proceeds of $126.4 million from the IPO, after deducting underwriting discounts, commissions and offering expenses. As of December 31, 2019, we had $407.7 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the issuance date of the consolidated financial statements included elsewhere in this Form 10-K.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our net losses were $174.7 million, $115.9 million and $69.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $368.5 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net operating losses for at least the next several years. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Our License, Collaboration and Grant Agreements

We have entered into grant, license and collaboration arrangements with various third parties. For details regarding these and other agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” and Note 6—Grant, License and Collaboration Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Acquisitions

We have completed various acquisitions. For details regarding our acquisitions, see the section titled “Business—Our Acquisition Agreements” and Note 4—Acquisitions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Other Income (Expense), Net

Other income (expense), net consists of gains and losses from foreign currency transactions and from remeasurement of convertible preferred stock warrant liability and contingent consideration. Upon completion of our IPO, the outstanding warrant to purchase shares of our Series A-1 convertible preferred stock automatically converted into a warrant to purchase shares of common stock and therefore, was no longer subject to remeasurement each period.

Benefit from (Provision for) Income Taxes

Benefit from income taxes consists of the partial release of the valuation allowance on net deferred tax assets triggered by the deferred tax liabilities recorded as a result of the acquisition of Statera in 2018. Provision for income taxes in 2019 consisted of immaterial international income tax.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenue:
Grant revenue	$7,380	$9,800	$(2,420)
Contract revenue	711	868	(157)
Total revenue	8,091	10,668	(2,577)
Operating expenses:
Research and development	148,472	100,229	48,243
General and administrative	37,598	29,131	8,467
Total operating expenses	186,070	129,360	56,710
Loss from operations	(177,979)	(118,692)	(59,287)
Other income (expense):
Interest income	8,511	2,540	5,971
Other income (expense), net	(5,061)	(212)	(4,849)
Total other income (expense)	3,450	2,328	1,122
Loss before benefit from (provision for) income taxes	(174,529)	(116,364)	(58,165)
Benefit from (provision for) income taxes	(154)	480	(634)
Net loss	$(174,683)	$(115,884)	$(58,799)

Revenue

Total revenue was $8.1 million and $10.7 million for the years ended December 31, 2019 and 2018, respectively. The decrease in total revenue was primarily due to the Campylo/EPEC/EAEC grant with the Bill & Melinda Gates Foundation, which expired in May 2019, and the timing of research activities under the HIV and TB grants with the Bill & Melinda Gates Foundation.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Licenses and collaborations	$35,483	$31,695	$3,788
Personnel	44,675	24,550	20,125
Contract manufacturing	18,227	13,486	4,741
Clinical costs	8,629	1,275	7,354
Other	41,458	29,223	12,235
Total research and development expenses	$148,472	$100,229	$48,243

Research and development expenses were $148.5 million and $100.2 million for the years ended December 31, 2019 and 2018, respectively. This increase was primarily due to:

•	personnel-related expenses increased by $20.1 million, which was primarily attributable to an increase in our headcount;
•

other research and development expenses increased by $12.2 million, which was primarily attributable to increases of $6.7 million in external research costs, $3.7 million in the allocation of facilities costs, and $1.5 million in supplies and equipment costs to support an increase in our headcount;

•

clinical costs increased by $7.4 million, which was primarily attributable to the initiation of our first HBV clinical trial in November 2018 and dosing in a Phase 1/2 clinical trial for influenza A in August 2019;

•

licenses and collaborations expense increased by $3.8 million primarily attributable to increases of $5.4 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, $7.7 million primarily related to our collaboration agreement, or the Alnylam Agreement, with Alnylam Pharmaceuticals, Inc., and $12.4 million related to the fair value of the derivative liability under the Alnylam Agreement. These increases were partially offset by decreases of $14.5 million related to our acquisition of Agenovir Corporation in 2018, $5.0 million related to payments under the 2018 MedImmune Agreement, and $2.6 million related to our license agreement with Visterra, Inc., or the Visterra Agreement, which terminated in the fourth quarter of 2019. No additional expenses were incurred pursuant to the Visterra Agreement during 2019; and

•

contract manufacturing expenses increased by $4.7 million, which was primarily attributable to an increase of manufacturing cost related to HBV and influenza A production of clinical materials for use in our preclinical studies and clinical trials.

General and Administrative Expenses

General and administrative expenses were $37.6 million and $29.1 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to an increase in personnel-related expenses related to additional headcount and professional fees.

Interest Income

Interest income were $8.5 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively. The increase was due to higher cash, cash equivalents and short-term investment balances in 2019 compared to 2018.

Other Income (Expense), Net

We had other expense, net, of $5.1 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. The increase in expense was primarily due to the change in fair value of the contingent consideration related to our acquisition of TomegaVax, Inc., and the revaluation of the convertible preferred stock warrant liability.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

As of December 31, 2019, we had $407.7 million in cash, cash equivalents and investments, and an accumulated deficit of $368.5 million. We have financed our operations primarily through sales of our common stock in conjunction with the IPO, convertible preferred securities and payments received under our collaboration agreements.

On October 10, 2019, our registration statement on Form S-1 was declared effective by the SEC and our shares began trading on The Nasdaq Global Select Market on October 11, 2019. We sold an aggregate of 7,142,858 shares of our common stock at an initial offering price of $20.00 per share. As a result of the IPO, we received $126.4 million in net proceeds, after deducting underwriting discounts and commissions of approximately $10.0 million and offering expenses of approximately $6.4 million.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the issuance date of the consolidated financial statements included elsewhere in this Form 10-K. However, we will still need to raise substantial additional capital to fund the development of our product candidates. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	any expenses needed to attract, hire and retain skilled personnel;
•	the costs of operating as a public company; and
•	the extent to which we acquire or in-license other companies’ product candidates and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(129,632)	$(94,096)	$(66,381)
Investing activities	(256,158)	(60,441)	(29,994)
Financing activities	449,244	24,978	271,182
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$63,454	$(129,559)	$174,807

Operating Activities

During the year ended December 31, 2019, net cash used in operating activities was $129.6 million. This consisted primarily of a net loss of $174.7 million, partially offset by a decrease in our net operating assets of $8.2 million and non-cash charges of $36.8 million. The change in our net operating assets of $8.2 million was primarily driven by increases in accrued liabilities related to expenses incurred under the Alnylam Agreement, and employee related expenses due to higher headcount. The non-cash charges of $36.8 million primarily consisted of $12.4 million for the fair value of the derivative liability under the Alnylam Agreement, $8.7 million for stock-based compensation expense, $8.3 million for revaluation of contingent consideration, $4.5 million for depreciation and amortization expense, and $2.0 million for revaluation of convertible preferred stock liability.

During the year ended December 31, 2018, net cash used in operating activities was $94.1 million. This consisted primarily of a net loss of $115.9 million, partially offset by a decrease in our net operating assets of $12.5 million and non-cash charges of $9.3 million. The decrease in our net operating assets of $12.5 million was primarily due to an increase in deferred revenue of $7.9 million related to upfront payments received from the Bill & Melinda Gates Foundation grants and increases in accounts payable, accrued liabilities and other long-term liabilities of $8.6 million as we expanded our operations, partially offset by an increase in prepaid expenses and other current assets of $4.2 million. The non-cash charges of $9.3 million primarily consisted of $5.1 million for stock-based compensation expense and $2.8 million for depreciation and amortization expense.

Investing Activities

During the year ended December 31, 2019, cash used in investing activities was $256.2 million. This consisted of purchases of short and long-term investments of $643.9 million and purchases of property and equipment of $8.9 million, partially offset by $396.7 million in proceeds received from investments which matured during the period.

During the year ended December 31, 2018, cash used in investing activities was $60.4 million. This consisted primarily of purchases of short-term investments of $123.1 million and purchases of property and equipment of $8.2 million, partially offset by $72.6 million in proceeds received from short-term investments which matured during the period.

Financing Activities

During the year ended December 31, 2019, cash provided in financing activities was $449.2 million. This consisted primarily of net proceeds received from the issuance of our Series B convertible preferred stock of $317.3 million in January 2019, issuance of common stock upon completion of our IPO of $126.4 million in October 2019, repayment of promissory notes of $3.3 million, and financing lease obligation of $1.2 million.

During the year ended December 31, 2018, cash provided in financing activities was $25.0 million. This consisted primarily of net proceeds received from the issuance of our Series A-1 convertible preferred stock of $14.3 million and advance cash payment of $10.1 million for the issuance of our Series B convertible preferred stock, which closed in January 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2019:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$4,270	$11,836	$3,856	$—	$19,962
Financing lease obligation	255	765	149	—	1,169
Total	$4,525	$12,601	$4,005	$—	$21,131

Under our collaboration, license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. We have not included any such milestone or royalty payments in the above table. For additional information regarding these agreements, including our payment obligations thereunder, see the sections titled “Business—Our Collaboration, License and Grant Agreements” and “Business—Our Acquisition Agreements,” as well as Notes 4 and 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We enter into agreements in the normal course of business with contract manufacturing organizations and contract research organizations for clinical trials, preclinical studies, manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are also not included in the table above.

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

We have elected to use this extended transition period to enable us to comply with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The critical accounting policies, estimates and judgments that we believe to have the most significant impacts to our consolidated financial statements are described below.

Research and Development Expenses

We expense all research and development costs in the periods in which they are incurred. We estimate preclinical and clinical expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies and clinical trials and research services on our behalf. We record the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheets. However, the status and timing of actual services performed may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to estimated cash flows and development timelines related to acquired developed technologies and in-process research and development. Our estimates may also impact our deferred income tax assets and liabilities. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Contingent Consideration and Embedded Derivatives

Contingent consideration related to business combinations and obligations required to be accounted for as embedded derivative financial instruments under Topic ASC 815, “Derivatives and Hedging” are considered to be Level 3 instruments that are initially measured at their estimated fair values on the transaction date and subsequently remeasured with changes recorded in the consolidated statement of operations each subsequent reporting period.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical and regulatory milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved, as well as the use of Monte Carlo simulation model that includes significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving clinical and regulatory approval of the development projects and the subsequent commercial success and discount rates.

The estimated fair value of the contingent consideration related to our acquisition of TomegaVax, Inc. was determined based on a Monte Carlo simulation model that includes significant estimates and assumptions pertaining to probability and timing to achieve the required share price of our common stock, expected volatility and discount rate. Although the TomegaVax acquisition was accounted for as an asset acquisition, certain contingent payments met the definition of embedded derivative financial instruments.

The estimated fair value of the embedded derivative related to our Alnylam Agreement was determined based on estimates and assumptions over the likelihood and timing to achieve the specified development milestone. Significant changes in the probabilities of the likelihood and timing to achieve the milestones would result in a significantly higher or lower fair value measurement.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees and nonemployees based on the estimated fair value of the awards on the date of grant, and we recognize forfeitures as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•	Fair Value of Common Stock—See the subsection titled “—Common Stock Valuations” below.

•

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options.

•

Expected Volatility—Because we do not have sufficient trading history for our common stock, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•	Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2019, 2018 and 2017. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Common Stock Valuations

For all periods prior to the IPO, because there was no public market of our common stock, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, input from management, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors include, but were not limited to:

•	our results of operations and financial position, including our levels of available capital resources;
•	our stage of development and material risks related to its business;
•	progress of our research and development activities;
•	our business conditions and projections;
•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•	the lack of marketability of our common stock as a private company;
•	the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions;
•	the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•	the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of our company, given prevailing market conditions;
•	the hiring of key personnel and the experience of management;
•	trends and developments in our industry; and
•	external market conditions affecting the life sciences and biotechnology industry sectors.

For our valuations performed prior to December 31, 2018, we used the option pricing method, or OPM, backsolve method. In an OPM framework, the backsolve method for inferring the equity value implied by a recent financing transaction involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. This method was selected as management concluded that the contemporaneous financing transaction was an arms-length transaction. Furthermore, as of the valuation date prior to December 31, 2018, we were at an early stage of development and future liquidity events were difficult to forecast.

For our valuations performed on or subsequent to December 31, 2018, we used a hybrid method of the OPM and the Probability-Weighted Expected Return Method, or PWERM. PWERM considers various potential liquidity outcomes. Our approach included the use of different timing of initial public offering scenarios and a scenario assuming continued operation as a private entity. Under the hybrid OPM and PWERM method, the per share value calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share value of the common stock before a discount for lack of marketability is applied.

In the course of preparing our consolidated financial statements with a retrospective view, we have reassessed the fair value of our common stock in the second half of 2018 and the first quarter of 2019 solely for accounting purposes. For purposes of this determination, we assumed that the reassessed fair value of the common stock increased on a linear basis between the dates of our third-party valuation reports. We believe that a linear interpolation is appropriate as no single event caused the valuation of our common stock to fluctuate.

Following the closing of our IPO, our board of directors determined the fair market value of our common stock based on its closing price as reported on The Nasdaq Global Select Market on the date of grant.

Recent Accounting Pronouncements Not Yet Adopted

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $122.8 million as of December 31, 2019, which consisted of bank deposits and money market funds. We also had short and long-term investments of $298.4 million as of December 31, 2019. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2019.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Annual Report on Form 10-K, we are exposed to foreign currency risk related to the operations of our Swiss subsidiary and consequently the Swiss Franc. Transaction gains and losses are included in other income (expenses), net on the consolidated statements of operations and were not material for the years ended December 31, 2019, 2018 and 2017.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of Vir Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vir Biotechnology, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Redwood City, California

March 26, 2020

VIR BIOTECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,335	$47,598
Short-term investments	274,101	50,845
Restricted cash and cash equivalents, current	6,181	10,761
Prepaid expenses and other current assets	13,378	8,579
Total current assets	402,995	117,783
Intangible assets, net	35,694	36,917
Goodwill	16,937	16,937
Property and equipment, net	16,308	12,290
Restricted cash and cash equivalents, noncurrent	7,300	1,003
Long-term investments	24,290	—
Other assets	8,547	6,666
TOTAL ASSETS	$512,071	$191,596
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,881	$6,473
Accrued liabilities	26,495	14,534
Deferred revenue, current	6,181	8,761
Advanced proceeds from preferred stock financing	—	10,140
Contingent consideration, current	8,200	—
Derivative liability	12,449	—
Total current liabilities	59,206	39,908
Deferred revenue, noncurrent	12,670	6,561
Convertible preferred stock warrant liability	—	1,024
Contingent consideration, noncurrent	9,380	9,250
Deferred tax liability	3,305	3,305
Other long-term liabilities	3,568	1,588
TOTAL LIABILITIES	88,129	61,636
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value; zero and 421,450,000 shares authorized as of December 31, 2019 and 2018, respectively; zero and 69,910,520 shares issued and outstanding as of December 31, 2019 and 2018, respectively; aggregate liquidation preference of zero and $333,058 as of December 31, 2019 and 2018, respectively	—	309,137
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized as of December 31, 2019 and 2018, respectively; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 300,000,000 and 558,350,000 shares authorized as of December 31, 2019 and 2018, respectively; 107,648,925, and 8,858,799 shares issued and outstanding as of December 31, 2019 and 2018, respectively	11	1
Additional paid-in capital	793,051	14,672
Accumulated other comprehensive loss	(601)	(14)
Accumulated deficit	(368,519)	(193,836)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	423,942	(179,177)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$512,071	$191,596

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Grant revenue	$7,380	$9,800	$2,559
Contract revenue	711	868	149
Total revenue	8,091	10,668	2,708
Operating expenses:
Research and development	148,472	100,229	62,512
General and administrative	37,598	29,131	21,693
Total operating expenses	186,070	129,360	84,205
Loss from operations	(177,979)	(118,692)	(81,497)
Other income (expense):
Interest income	8,511	2,540	638
Other income (expense), net	(5,061)	(212)	83
Total other income (expense)	3,450	2,328	721
Loss before benefit from (provision for) income taxes	(174,529)	(116,364)	(80,776)
Benefit from (provision for) income taxes	(154)	480	10,924
Net loss	$(174,683)	$(115,884)	$(69,852)
Net loss per share, basic and diluted	$(5.76)	$(15.12)	$(32.45)
Weighted-average shares outstanding, basic and diluted	30,349,920	7,666,463	2,152,273

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2019	2018	2017
Net loss	$(174,683)	$(115,884)	$(69,852)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	149	(14)	—
Adjustment to projected benefit obligations, net of tax	(736)	—	—
Other comprehensive income (loss)	(587)	(14)	—
Comprehensive loss	$(175,270)	$(115,898)	$(69,852)

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	5,555,549	$21,242	446,108	$—	$128	$—	$(8,100)	$(7,972)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $467	60,388,881	271,283	—	—	—	—	—	—
Issuance of common stock in connection with business acquisition	—	—	1,666,656	—	2,475	—	—	2,475
Issuance of common stock in connection with acquisition of research and development license	—	—	1,111,111	—	1,651	—	—	1,651
Vesting of restricted common stock	—	—	2,986,450	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	4,782	—	—	4,782
Net loss	—	—	—	—	—	—	(69,852)	(69,852)
Balance at December 31, 2017	65,944,430	292,525	6,210,325	1	9,035	—	(77,952)	(68,916)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $232	3,222,220	14,269	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock as consideration in asset acquisition	743,870	2,343	—	—	—	—	—	—
Vesting of restricted common stock	—	—	2,247,673	—	—	—	—	—
Exercise of stock options	—	—	400,801	—	584	—	—	584
Stock-based compensation	—	—	—	—	5,053	—	—	5,053
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(115,884)	(115,884)
Balance at December 31, 2018	69,910,520	309,137	8,858,799	1	14,672	(14)	(193,836)	(179,177)
Issuance of Series B convertible preferred stock, net of issuance costs of $165	18,202,213	327,475	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(88,112,733)	(636,612)	88,112,733	9	636,603	—	—	636,612
Issuance of common stock in connection with initial public offering, net of offering costs of $16,446	—	—	7,142,858	1	126,410	—	—	126,411
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	3,073	—	—	3,073
Settlement of fractional shares from reverse stock split	—	—	—	—	(3)	—	—	(3)
Issuance of common stock in connection with a license agreement	—	—	38,888	—	617	—	—	617
Repayment of promissory notes, net of unvested shares	—	—	1,390,925	—	1,355	—	—	1,355
Vesting of restricted common stock	—	—	1,348,297	—	476	—	—	476
Exercise of stock options	—	—	756,425	—	1,129	—	—	1,129
Stock-based compensation	—	—	—	—	8,719	—	—	8,719
Other comprehensive loss	—	—	—	—	—	(587)	—	(587)
Net loss	—	—	—	—	—	—	(174,683)	(174,683)
Balance at December 31, 2019	—	$—	107,648,925	$11	$793,051	$(601)	$(368,519)	$423,942

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,683)	$(115,884)	$(69,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-off and disposal of property and equipment	345	198	—
Depreciation and amortization	3,294	1,618	255
Amortization of intangible assets	1,223	1,138	177
Amortization of premiums (accretion of discounts) on investments, net	(179)	(328)	—
Change in estimated fair value of contingent consideration	8,330	250	2,750
Initial fair value of derivative liability	13,599	—	—
Change in estimated fair value of derivative liability	(1,150)	—	—
Change in estimated fair value of convertible preferred stock warrant liability	2,049	95	(82)
Preferred stock issued in connection with asset acquisition	—	1,750	—
Common stock issued in connection with license agreement	617	—	1,651
Change in deferred income taxes	—	(480)	(10,924)
Stock-based compensation	8,719	5,053	4,782
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,619)	(4,172)	(2,600)
Other assets	(1,881)	151	(246)
Accounts payable	964	1,471	2,011
Accrued liabilities and other long-term liabilities	10,211	7,171	4,809
Deferred revenue	3,529	7,873	888
Net cash used in operating activities	(129,632)	(94,096)	(66,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,940)	(8,192)	(2,742)
Purchases of investments	(643,898)	(123,105)	—
Maturities of investments	396,680	72,574	—
Proceeds from sale of property and equipment	—	25	—
Asset acquisitions	—	(1,743)	—
Business acquisition, net of cash acquired	—	—	(27,252)
Net cash used in investing activities	(256,158)	(60,441)	(29,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	126,411	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	317,335	14,254	271,182
Proceeds received from financing obligation	1,202	—	—
Cash paid in lieu of fractional shares related to reverse stock split	(3)	—	—
Payment of principal on financing lease obligations	(95)	—	—
Proceeds from repayment of promissory notes	3,265	—	—
Proceeds from exercise of stock options	1,129	584	—
Advanced proceeds from convertible preferred stock financing	—	10,140	—
Net cash provided by financing activities	449,244	24,978	271,182
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	63,454	(129,559)	174,807
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	59,362	188,921	14,114
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$122,816	$59,362	$188,921
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with business acquisition	$—	$—	$2,475
Contingent consideration recorded in connection with business acquisitions	$—	$—	$6,250
Property and equipment purchases included in accounts payable and accrued liabilities	$892	$1,996	$1,885
Issuance costs for convertible preferred stock in accounts payable and accrued liabilities	$—	$—	$15
Receipt of promissory note from related parties for purchase of common stock	$—	$—	$3,159
Issuance of preferred stock in connection with asset acquisition	$—	$593	$—
Conversion of preferred stock into common stock upon completion of initial public offering	$636,612	$—	$—
Reclassification of preferred stock warrant liability to additional paid-in capital	$3,073	$—	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$109,335	$47,598	$187,918
Restricted cash and cash equivalents, current	6,181	10,761	—
Restricted cash and cash equivalents, noncurrent	7,300	1,003	1,003
Total cash, cash equivalents and restricted cash	$122,816	$59,362	$188,921

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.	Organization

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

Reverse Stock Split

On September 16, 2019, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-4.5 reverse split (“Reverse Split”) of shares of the Company’s common and convertible preferred stock, which was effected on September 27, 2019. The par value per share and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the Reverse Split. All of the share and per share information included in the accompanying consolidated financial statements has been adjusted to reflect the Reverse Split.

Initial Public Offering

On October 10, 2019, the Company completed its initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 7,142,858 shares of its common stock at a price of $20.00 per share. As a result of the IPO, the Company received $126.4 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. At the closing of the IPO, 88,112,733 shares of outstanding convertible preferred stock were automatically converted into 88,112,733 shares of common stock and a warrant to purchase 244,444 shares of convertible preferred stock was converted into a warrant to purchase 244,444 shares of common stock.

Need for Additional Capital

The Company has incurred net losses since inception and expects such losses to continue over the next several years. At December 31, 2019, the Company had an accumulated deficit of $368.5 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company had $407.7 million of cash, cash equivalents, and investments at December 31, 2019. Based on the Company’s business plans, management believes that its cash, cash equivalents, and short and long-term investments as of December 31, 2019 will be sufficient to meet its obligations for at least the next 12 months from the issuance date of these consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The consolidated financial statements include the accounts of Vir and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. Transaction gains and losses are included in other income (expense), net on the consolidated statements of operations and were immaterial for the years ended December 31, 2019, 2018 and 2017.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short and long-term investments. Cash and cash equivalents are deposited in checking and sweep accounts at a financial institution. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the consolidated balance sheets. As of December 31, 2019, the Company has no off-balance sheet concentrations of credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value.

Investments

Investments include available-for-sale securities and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, on the consolidated statements of operations

The Company’s Swiss subsidiary holds short-term structured deposits which include a feature that provides for the instrument to be settled in U.S. dollars or Swiss Francs (CHF) depending on the strike level set at the onset of the instrument compared to the U.S. dollars to CHF exchange rate at the settlement date. The Company has elected to account for these instruments using the fair value option with gains and losses recognized in earnings.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The Company, through its investment in Brii Biosciences Limited, holds privately held equity securities in which the Company does not have a controlling interest or significant influence. The Company’s investment in Brii Biosciences Limited is recorded at cost and adjusted for impairments and observable price changes with the same or similar security from the same issuer. The valuation of the Company’s investment in Brii Biosciences Limited utilizes significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market prices and inherent lack of liquidity. Additionally, the determination of whether an orderly transaction is for the same or similar investment requires significant management judgment including the nature of the rights and obligations of its investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee. Prior to 2019, the investment in Brii Biosciences was accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment. See Note 6—Grant, License and Collaboration Agreements for additional information on the Company’s investment in Brii Biosciences Limited.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent money market funds to secure a standby letter of credit and a security deposit with financial institutions, both pursuant to office and laboratory space lease agreements; and a holdback retained by the Company pursuant to the acquisition of Agenovir Corporation (“Agenovir”) in 2018, which was paid to Agenovir in the second quarter of 2019. Additionally, funds received from certain grants are restricted as to their use and are therefore classified as restricted cash and cash equivalents.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of their useful lives or the remaining life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. No material impairment losses have been incurred to date.

Acquired Intangible Assets

The Company’s intangible assets were acquired via business combinations or asset acquisitions. Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (“IPR&D”) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2019, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses. IPR&D assets acquired as part of an asset acquisition are recorded at cost and expensed immediately if they have no alternative future uses.

Finite-lived intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. In an asset acquisition, any consideration transferred in excess of the fair value of the assets acquired is allocated to each asset acquired on a relative fair value basis. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets, generally three to twelve years. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired in a business combination. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired.

Convertible Preferred Stock Warrant Liability

A freestanding warrant to purchase shares of Series A-1 convertible preferred stock at a future date was determined to be a freestanding instrument that was accounted for as a liability. At initial recognition, the Company recorded the convertible preferred stock warrant liability on the consolidated balance sheet at its estimated fair value. The warrant liability was subject to remeasurement at each reporting period, with changes in estimated fair value recognized as a component of other income (expense), net until the exercise of the convertible preferred stock warrant or conversion of such warrant into a warrant to purchase shares of common stock. Upon the completion of the IPO in October 2019, the warrant automatically converted into a warrant to purchase shares of common stock. Therefore, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Revenue Recognition

The Company’s revenue primarily consists of research funding received from grants and contract revenue related to research services provided to customers. The Company has not had any product revenue since inception. Additionally, while the Company has entered into various collaboration arrangements, the Company has not recognized any revenue from licenses, milestones or royalties under such agreements.

Grant Revenue

Grants received, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue when all donor-imposed conditions have been met.

Contract Revenue

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation.

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company applies the revenue recognition model under ASC 606 to part or all of the arrangement, as deemed appropriate. The Company has entered into a number of license and collaboration agreements that fall within the scope of ASC 606. The Company evaluates the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses, (ii) performance of research and development services, and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to the Company’s intellectual property.

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These agreements may include the following types of consideration: non-refundable upfront payments, reimbursement for research services, research, development or regulatory milestone payments, and royalty and commercial sales milestone payments.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on their estimated standalone selling prices. For performance obligations satisfied over time, the Company estimates the efforts needed to complete the performance obligation and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligation using an input measure.

For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee.

Research and Development Expenses

To date, research and development expenses have related primarily to discovery efforts and preclinical and clinical development of product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Research and development expenses include expenses related to license and collaboration agreements; personnel-related expenses, including salaries, benefits, and stock-based compensation for personnel contributing to research and development activities; expenses incurred under agreements with third-party contract manufacturing organizations, contract research organizations, and consultants; clinical costs, including laboratory supplies and costs related to compliance with regulatory requirements; and other allocated expenses, including expenses for rent, facilities maintenance, and depreciation and amortization.

The Company has and may continue to acquire the rights to develop and commercialize new product candidates from third parties. Upfront payments and research and development milestone payments made in connection with acquired license or product rights are expensed as incurred, provided that they do not relate to a regulatory approval milestone or assets acquired in a business combination. The Company records changes in research and development-based contingent consideration and changes in the estimated fair value of embedded derivatives associated with license agreements as research and development expenses.

Stock-based Compensation

The Company recognizes stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company calculates the fair value of stock options using the Black-Scholes valuation model. Stock-based compensation is recognized using the straight-line method for awards that vest only upon the employee’s or non-employee’s continued service to the Company. Forfeitures are recognized as they occur.

Acquisitions

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including IPR&D projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date and are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the consolidated balance sheets.

When the Company determines that assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets. Therefore, the initial cost of acquired IPR&D is expensed, and no goodwill is recorded. Any contingent consideration that meets the definition of an embedded derivative under other applicable GAAP is accounted for at fair value on the acquisition date and are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the consolidated balance sheets. Otherwise, such contingent consideration is recognized only when it becomes payable or is paid.

The changes in fair values of contingent consideration related to achievement of various milestones related to product candidates are recorded within research and development expense. Otherwise, the changes in fair values are recorded within other income (expense), net.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Embedded Derivatives

The Company evaluates certain of its financial and business development transactions to determine if embedded components of these contracts meet the definition of a derivative under Topic ASC 815, “Derivatives and Hedging”. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. The embedded derivatives are reported on the consolidated balance sheets at their estimated fair values. Any change in estimated fair values, as determined at each measurement period, are recorded in the consolidated statements of operations.

Pension Benefits

Accounting for the defined pension benefit plan for the Company’s Swiss subsidiary requires actuarial valuations based on significant assumptions for discount rates and expected long-term rates of return on plan assets. These and other assumptions such as salary growth, retirement, and mortality rates are evaluated and selected based on expectations or actual experience during each remeasurement date. Pension expense could vary within a range of outcomes and have a material effect on reported earnings, projected benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors. The Company recognizes a liability for the underfunded status of its defined benefit pension plan as a component of other long-term liabilities. Actuarial gains or losses and prior service costs or credits are deferred in accumulated other comprehensive income (loss) and amortized over the remaining service attribution periods of the employees under the corridor method.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating losses and credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

The Company’s tax positions are subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on several factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as any related net interest and penalties.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. Diluted net loss per share is the same as basic net loss per share since the effect of potentially dilutive securities is anti-dilutive.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instrument-Overall (Subtopic 825-10) (“ASU 2016-01”), which requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. ASU 2016‑01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less impairment, adjusted for observable price changes in an orderly market for an identical or similar investment of the same issuer. ASU 2016-01 is effective for the Company for the annual period beginning January 1, 2019, and the interim period beginning January 1, 2020. For the year ended December 31, 2019, the Company adopted ASU 2016-01 and elected to subsequently account for its investment in Brii Biosciences Limited’s ordinary shares at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Brii Biosciences Limited. Prior to 2019, the Company’s investment in Brii Biosciences was accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). Topic 842 requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use asset and lease liability, unless the lease is a short-term lease, defined as having a term of twelve-months or less. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11, Targeted Improvements—Leases (Topic 842). This update provides an alternative transition method that allows entities to elect to apply the standard as of the beginning of the latest period presented versus retrospectively as of the beginning of the earliest period presented. As an emerging growth company, Topic 842 is effective for the Company for fiscal year beginning after December 15, 2020, and interim periods within fiscal year beginning after December 15, 2021. The Company plans to early adopt the standard on January 1, 2020 using the optional transition method by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. Topic 842 provided a number of optional practical expedients in transition. The Company plans to elect the package of practical expedients, which permitted the Company to not reassess, under the new standard, its prior conclusions about lease classification and initial direct costs. The Company estimates the right-of-use assets and lease obligations for its lease portfolio as of January 1, 2020 to be within the range of $16.0 million and $18.3 million, which will be recorded on its consolidated balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including the Company’s financial instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will likely result in more timely recognition of credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis. As an emerging growth company, Topic 326 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 effective January 1, 2023, and has not yet evaluated the impact of adopting this standard on the consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods beginning after December 31, 2021. Early adoption is permitted. The Company currently plans to adopt ASU 2017-04 on January 1, 2020 and does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018‑13 and delay adoption of the additional disclosures until their effective date. The Company will adopt ASU 2018-13 on January 1, 2020 and does expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and related disclosures.

3.Fair Value Measurements

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

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Level 3 liabilities consist of contingent consideration, derivative liability and convertible preferred stock warrant liability.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of December 31, 2018, the fair value of the contingent consideration was estimated using discount rates between 16.8% to 20.3%. As of December 31, 2019, the Company applied the same methodology to calculate the fair value of the clinical and regulatory milestones using discount rates between 7.7% to 11.1%. For the commercial milestones, the Company used a Monte Carlo simulation upon the availability of a discrete revenue forecast and the increased likelihood that the clinical trials would commence. The Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, an expected revenue volatility of 55%, and a discount rate of 13%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of December 31, 2019 and 2018, the fair value of the contingent consideration was $14.9 million and $9.3 million, respectively. The increase in the estimated fair value of contingent consideration is primarily due to the lower discount rates; higher probability for achieving certain milestones; and shorter time period over which such milestones are expected to be achieved.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The estimated fair value of an embedded derivative related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per share price of the Company’s common stock, expected volatility and discount rate. The fair value of the embedded derivative was estimated using discount rates ranging from 1.6% to 1.7% and volatility of 81%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of December 31, 2019, the fair value of the contingent consideration was $2.7 million, with changes in the estimated fair value recorded in other income (expense), net in the consolidated statement of operations.

Derivative Liability

The derivative liability relates to the Milestone Shares (as defined in Note 6) in connection with the collaboration and license agreement (the “Alnylam Agreement”) with Alnylam Pharmaceuticals, Inc. (“Alnylam”). See Note 6 – Grant, License and Collaboration Agreements.

The estimated fair value of the derivative liability was calculated based on the estimated probabilities of the likelihood and timing to achieve the development milestone, a discount for lack of marketability, and the fair value of the Milestone Shares using the Company’s closing stock price as of October 11, 2019, the effective date of the IPO, and December 31, 2019. The initial fair value of the embedded derivative was estimated to be $13.6 million and was charged to research and development expense. As of December 31, 2019, the fair value of the derivative liability was $12.4 million.

Convertible Preferred Stock Warrant Liability

In connection with the completion of the Company's IPO in October 2019, all of the outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase shares of common stock. As a result, the Company remeasured and reclassified the convertible preferred stock warrant liability to additional paid-in capital. Prior to the IPO, the convertible preferred stock warrant liability was valued using the Black-Scholes option pricing model. The assumptions used to calculate the convertible preferred stock warrant liability as of October 15, 2019, the date immediately before the closing of the IPO, and December 31, 2018 were as follows:

	October 15, 2019	December 31, 2018
Exercise price	$4.50	$4.50
Expected term	6.9	7.7
Expected stock price volatility	88.8%	83.5%
Risk-free interest rate	1.7%	2.6%
Expected dividend yield	—	—

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
			(in thousands)
Assets:
Money market funds(1)	Level 1	$106,127	$—	$—	$106,127
U.S. government treasuries (2)	Level 2	298,256	140	(5)	298,391
Bank time deposits	Level 2	2,500	—	—	2,500
Total financial assets		$406,883	$140	$(5)	$407,018
Liabilities:
Derivative liability	Level 3	$12,449	$—	$—	$12,449
Contingent consideration	Level 3	17,580	—	—	17,580
Total financial liabilities		$30,029	$—	$—	$30,029

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

(1)	Includes $13.5 million of restricted cash equivalents.
(2)	Includes $24.3 million classified as long-term investments.

		December 31, 2018
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$43,600	$—	$—	$43,600
Structured deposits	Level 2	1,000	—	—	1,000
U.S. government treasuries	Level 2	49,859	—	(14)	49,845
Total financial assets		$94,459	$—	$(14)	$94,445
Liabilities:
Convertible preferred stock warrant liability	Level 3	$1,024	$—	$—	$1,024
Contingent consideration	Level 3	9,250	—	—	9,250
Total financial liabilities		$10,274	$—	$—	$10,274

(1)	Includes $11.8 million of restricted cash equivalents.

As of December 31, 2019 and 2018, there were no investments that have been in a continuous unrealized loss position for longer than twelve months. Total unrealized gains, net of $0.1 million and unrealized losses of $14 thousand were recorded in accumulated other comprehensive loss during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, all securities have contractual maturities of less than two years.

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration	Derivative Liability	Warrant Liability	Total
Balance at December 31, 2018	$9,250	$—	$1,024	$10,274
Initial fair value	—	13,599	—	13,599
Changes in fair value	8,330	(1,150)	2,049	9,229
Reclassification of warrant liability to additional paid-in capital upon the IPO	—	—	(3,073)	(3,073)
Balance at December 31, 2019	$17,580	$12,449	$—	$30,029

4.	Acquisitions

Acquisition of TomegaVax

In September 2016, the Company entered into an agreement and plan of merger (“TomegaVax Merger Agreement”) to acquire all of the equity interests of TomegaVax. The primary asset purchased in the acquisition was an in-process cytomegalovirus (“CMV”) vector-based vaccine platform for use in hepatitis B virus (“HBV”), human immunodeficiency virus (“HIV”), and tuberculosis (“TB”). The acquisition was accounted for as an asset purchase and the Company recorded the cash purchase price of $5.2 million in research and development expenses in 2016. The Company incurred transaction costs of $0.5 million.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

In connection with the entry into the TomegaVax Merger Agreement, the Company also entered into a letter agreement with TomegaVax (the “TomegaVax Letter Agreement”), which provides for certain payments to TomegaVax’s former stockholders prior to September 2024, in each case so long as the Company is continuing to pursue the development of the TomegaVax technology. Under the terms of the TomegaVax Letter Agreement, the Company will be required to pay to the former stockholders of TomegaVax milestone payments of up to an aggregate of $30.0 million if the per share price of the Company’s publicly traded common stock, or implied price per share of the Company’s Series A-1 convertible preferred stock (or common stock upon conversion) upon a certain asset sale, merger or stock sale, is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization), with the amount of such payments determined by the share price and the stage of the Company’s clinical development at the time of the relevant event triggering the payment. The share price of the Company’s publicly traded common stock will be determined using the average of the daily volume- weighted average trading price of the Company’s common stock for each trading day during a consecutive 90-day period. The foregoing payments are payable (i) during any date after the completion of an initial public offering by the Company or any successor or affiliate controlling the TomegaVax technology, provided that no payment will be due before the first anniversary of the initial public offering, (ii) upon the sale of all assets related to the TomegaVax technology or (iii) upon a merger or stock sale of the Company or any successor or affiliate controlling the TomegaVax technology, in each case subject to certain conditions with respect to the timing of the payments. The payments under the TomegaVax Letter Agreement can be made in cash or shares of the Company’s common stock, at the discretion of the Company’s board of directors. None of the milestones have been achieved as of December 31, 2019.

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives in accordance with the relevant accounting guidance. As of December 31, 2019, the fair value of the embedded derivative was $2.7 million.

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company which discovers and develops monoclonal antibodies derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third-parties. The Company is obligated to pass-through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. The estimated fair value of total consideration was $42.3 million at the acquisition date. The consideration paid consisted of $30.0 million in cash and 1,666,656 shares of common stock, valued at $2.5 million as of the date of the transaction, to former Humabs shareholders. The Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for an HBV product; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product. The estimated fair value of this contingent consideration was $6.3 million as of the date of acquisition. Payments will vary based on milestones that are reached. The final component of the consideration was acquired net working capital of $3.6 million.

The acquired developed technologies that have associated patents issued are classified as finite-lived intangible assets and are amortized on a straight-lined basis over their estimated remaining useful lives, generally between seven to 12 years. The Company also acquired indefinite-lived intangible assets consisting of in-process research and development. These assets will not be amortized until regulatory approval is obtained in a major market. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related in-process research and development assets will be written-off and an impairment charge recorded. As of December 31, 2019, there have been no such impairments. The estimated fair value of the intangible assets was determined using the replacement cost method. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The Company allocated the purchase price of $15.3 million between property and equipment of $0.8 million and in-process research and development of $14.5 million, based on the relative fair values of the assets acquired, which was expensed as research and development expenses in the accompanying consolidated statement of operations for the year ended December 31, 2018.

During a specified period following the closing of the Agenovir acquisition, the Company will be required to pay Agenovir’s former stockholders up to $45.0 million in the aggregate for the achievement of specified development and regulatory milestones for the first HBV product, and if the Company elects to progress the HPV program, the Company will owe up to $45.0 million in the aggregate for the achievement of development and regulatory milestones for the first HPV product. In addition, during a specified period following the closing of the Agenovir acquisition, if the Company successfully commercializes one or more products arising from the HBV program or the HPV program, the Company will owe milestone payments for the achievement of specified levels of worldwide annual net sales of up to $90.0 million for products arising from each program, or up to $180.0 million in the aggregate, if the Company were to commercialize products from both the HBV program and the HPV program. The Company terminated the HPV program in February 2020 and no longer has any further obligations related to this program under the Agenovir Merger Agreement.

None of the milestones have been achieved as of December 31, 2019, therefore no amounts were recognized relating to the contingent consideration.

Acquisition of Statera

In February 2018, the Company entered into an agreement and plan of reorganization with Statera Health, LLC (“Statera”), pursuant to which the Company acquired all equity interests of Statera. The Company paid $0.9 million in cash and issued an aggregate of 188,333 shares of Series A-2 Convertible Preferred Stock, valued at $0.6 million on the transaction date, to the former Statera stockholders as purchase consideration. The estimated fair value of the Company’s Series A-2 convertible preferred stock was $3.15 per share as of the date of the transaction and was determined by management with the assistance of a third party valuation specialist. The transaction was accounted for as an asset acquisition. The Company incurred transaction costs of $0.2 million.

The primary asset purchased was a cloud-based predictive analytics platform that translates clinical data into casual hypotheses of disease pathophysiology. The cloud-based predictive analytics platform was accounted for as developed technology and is classified as finite-lived intangible assets and is being amortized on a straight-lined basis over an estimated useful life of three years.
5.	Goodwill and Intangible Assets

Goodwill

Goodwill of $16.9 million represents the excess of the purchase price over the estimated fair value of the net assets acquired from Humabs. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. There was no impairment for the year ended December 31, 2019.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Intangible Assets

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets (in thousands):

	December 31,		Weighted- Average Remaining Useful
	2019	2018	Life (Years)
Developed technology	$7,000	$7,000	6.1
Less accumulated amortization	(2,539)	(1,316)
Developed technology, net	$4,461	$5,684

Finite-lived intangible assets are carried at cost less accumulated amortization. Of the total cost of developed technology, $4.8 million and $2.2 million resulted from the acquisitions of Humabs and Statera, respectively. Amortization expense related to finite-lived intangible assets, included in research and development expenses in the consolidated statement of operations, totaled $1.2 million, $1.1 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Based on the finite-lived intangible assets recorded as of December 31, 2019, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31:
2020	$1,223
2021	584
2022	499
2023	499
2024	226
Total	$3,031

Indefinite-Lived Intangible Assets

As of December 31, 2019, the Company had indefinite-lived intangible assets of $31.2 million related to the purchased IPR&D from the Humabs acquisition. No impairment losses have been recorded for the years ended December 31, 2019 and 2018.

6.	Grant, License and Collaboration Agreements

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

Payments received in advance that were related to future research activities were deferred and recognized as revenue when the donor-imposed conditions were met, which was as the research and development activities were performed. The Company recognized grant revenue of $0.9 million, $2.0 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Human Immunodeficiency Virus (“HIV”) Grant

On January 26, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation pursuant to which it was awarded a grant totaling up to $12.2 million for its HIV program (the “HIV Grant”). The HIV Grant will remain in effect until June 30, 2020, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. In February 2020, the parties amended the HIV Grant. See Note 17 – Subsequent Events for further discussion.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $3.7 million and $4.4 million for the years ended December 31, 2019 and 2018, respectively.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation pursuant to which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The TB Grant will remain in effect until June 30, 2020, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. The Company anticipates extending the term of the TB Grant by another year.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $1.9 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively.

National Institutes of Health

As part of the Company’s acquisition of TomegaVax in September 2016, the Company acquired grant agreements related to TomegaVax’s research effort in infectious diseases and cancer that entitled them to several awards under the Small Business Innovation Research Program from the National Institutes of Health (“NIH”). Through December 31, 2019, the Company has acquired or been awarded grants from NIH totaling $5.1 million. These grants are cost plus fixed fee agreements in which the Company is reimbursed for its direct and indirect costs. Only costs that are allowable under certain government regulations and NIH’s supplemental policy and procedure manual may be claimed for reimbursement, subject to government audit.

The Company recognized grant revenue of $0.9 million, $1.1 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Brii Biosciences

In May 2018, the Company entered into an option and license agreement (the “Brii Agreement”) with Brii Biosciences Limited (previously named BiiG Therapeutics Limited) (“Brii Bio Parent”) and Brii Biosciences Offshore Limited (“Brii Bio”), pursuant to which the Company granted to Brii Bio, with respect to up to four of the Company’s programs, an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau (collectively, the “China Territory”) for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection (the “Field of Use”). The Company’s HBV siRNA program being developed under the Alnylam Agreement (described below) is included within the Brii Agreement as a program for which Brii Bio may exercise one of its options. In partial consideration for the options granted by the Company to Brii Bio, Brii Bio Parent and Brii Bio granted the Company, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. The number of options that the Company may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program. As of December 31, 2019, and 2018, no license option had been exercised.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

As partial consideration for the Company’s entry into the Brii Agreement, upon closing of Brii Bio Parent’s Series A preferred stock financing, the Company received ordinary shares equal to 9.9% of the outstanding shares in Brii Bio Parent. As a result of Brii Bio’s right to exercise one of its options for the Company’s HBV siRNA program, under the terms of the Alnylam Agreement, as amended, the Company will transfer to Alnylam a specified percentage of such equity consideration allocable to such program. The Company also received an option to purchase additional ordinary shares of Brii Bio Parent at a purchase price of $0.0001 per share in connection with additional Series A preferred stock issuances by Brii Bio Parent and an option to acquire shares of Brii Bio Parent’s Series B preferred stock (“Series B Closing Option”) upon the occurrence of a Series B financing at the same purchase price paid by the other Series B investors. In December 2019, Brii Bio Parent completed its initial Series B preferred stock financing. However, the Company did not exercise its Series B Closing Option and the option expired.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The Company has determined that Brii Bio Parent and its wholly owned subsidiary Brii Bio are variable interest entities due to their reliance on future financing and having insufficient equity at risk. However, the Company does not have the power to direct activities which most significantly impact the economic success of these entities and is not considered the primary beneficiary of these entities. Therefore, the Company does not consolidate Brii Bio Parent or Brii Bio. The Company also determined that it does not exercise significant influence over Brii Bio Parent or Brii Bio. The investment in Brii Bio Parent was recorded at its initial estimated fair value of $6.6 million and was subsequently accounted for under the cost method. The Company also recorded a contract liability of $6.6 million within deferred revenue which represents deferred consideration for the four options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its options or the options expire. In 2019, the Company adopted ASU 2016-01 and elected to account for its investment in Brii Bio Parent’s ordinary shares at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Brii Bio Parent. As of December 31, 2019 and 2018, the carrying value of the investment in Brii Bio is $6.6 million, which is included in other assets on the consolidated balance sheets. There were no identical or similar investment transactions in Brii Biosciences that would require any changes to the carrying value of the Company’s investment as of December 31, 2019.

The Company’s maximum exposure to loss under the Brii Agreement is represented by options to acquire licenses to develop and commercialize potential products and future milestone payments. The ultimate expense that the Company incurs under the Brii Agreement cannot be quantified at this time as the amount will vary based on the timing and outcome of research activities.

Alnylam

In October 2017, the Company entered into the Alnylam Agreement for the development of siRNA products for the treatment of HBV and following the exercise of certain program options, the development and commercialization of siRNA therapeutic products directed to up to four other infectious disease targets selected by the Company. The technology licensed under the Alnylam Agreement forms the basis of the Company’s siRNA technology platform.

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

Pursuant to the Alnylam Agreement, the Company paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of the Company’s common stock. Both the upfront fee and the estimated fair value of the common stock were recognized as research and development expenses in 2017. Additionally, the receipt of consideration from Brii Bio as discussed above triggered a requirement under the Alnylam Agreement to transfer a portion of the consideration, consisting of equity in Brii Bio, to Alnylam. Accordingly, the Company recognized a liability of $0.8 million as of December 31, 2018 and a corresponding charge to research and development expenses. The liability of $0.8 million remained outstanding as of December 31, 2019.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Upon the achievement of a certain development milestone, the Company will also issue shares of the Company’s common stock equal to the lesser of (i) 1,111,111 shares or (ii) a certain number of shares based on the Company’s stock price at the time such milestone is achieved (the “Milestone Shares”). The Company will be required to pay Alnylam up to $190.0 million in the aggregate for the achievement of specified development and regulatory milestones by the first siRNA product directed to HBV, and up to $115.0 million for the achievement of specified development and regulatory milestones by the first product directed to the target of each infectious disease siRNA program for which the Company exercised its option. Following commercialization, the Company will be required to pay to Alnylam up to $250.0 million in the aggregate for the achievement of specified levels of net sales by siRNA products directed to HBV and up to $100.0 million for the achievement of specified levels of net sales by products directed to the target of each infectious disease siRNA program for which the Company exercised its option. The Company may also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of HBV products, and tiered royalties at percentages ranging from the high single-digits to the sub-teen double-digits on annual net sales of licensed infectious disease products, in each case subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country. No such liabilities have been recorded as of December 31, 2019.

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

In February 2020, the Company completed the transfer of a portion of its equity in Brii Bio to Alnylam. In addition, in March 2020, the Company and Alnylam executed an amendment to the Alnylam Agreement. See Note 17 – Subsequent Events for further discussion.

At inception of the Alnylam Agreement, the Milestone Shares did not meet the net settlement criteria to be accounted for as an embedded derivative. Therefore, there was no liability recorded from the inception of the Alnylam Agreement through September 30, 2019. Upon completion of the Company’s IPO in October 2019, the net settlement criteria of the definition of an embedded derivative had been met for the Milestone Shares. The initial fair value of the embedded derivative was estimated to be $13.6 million and was charged to research and development expense. The estimated fair value of the derivative liability was $12.4 million as of December 31, 2019.

The Company incurred $18.1 million, $8.3 million and $1.1 million of expenses for the joint funding of development activities for the proof of concept study under the Alnylam Agreement during the years ended December 31, 2019, 2018 and 2017, respectively.

Visterra

In August 2017, the Company entered into a collaboration, license and option agreement (the “Visterra Agreement”) with Visterra, Inc. (“Visterra”) to license Visterra’s proprietary technology and to research, develop, and commercialize certain product candidates. Under the Visterra Agreement, the Company paid an upfront fee of $25.0 million, which was recognized as research and development expenses in 2017. The Company incurred $2.6 million and $0.9 million for the research and development activities under the Visterra Agreement during the years ended December 31, 2018 and 2017, respectively. No expense was incurred under the Visterra Agreement during the year ended December 31, 2019. In July 2019, the Company notified Visterra of its intention to terminate the Visterra Agreement and return the rights to Visterra. The termination became effective in November 2019.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The Company paid Rockefeller an upfront fee of $0.3 million for entry into the Rockefeller Agreement, and is required to pay annual license maintenance fees of $1.0 million, which will be creditable against royalties following commercialization. In addition, for achievement of specified development and regulatory milestone events, the Company will be required to pay up to $8.5 million with respect to the first infectious disease product for the HIV indication, up to $7.0 million with respect to each of the first four other infectious disease products with specified projected peak worldwide annual net sales, and up to $3.6 million with respect to any other infectious disease product. Following regulatory approval, the Company will be required to pay commercial success milestones of up to $40.0 million in the aggregate for the achievement of specified aggregate worldwide annual net sales of the first infectious disease product for the HIV indication and the first four infectious disease products with specified projected peak worldwide annual net sales. The Company will also be required to pay to Rockefeller a royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. The Company’s obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction. The Company recognized $1.0 million of annual license maintenance fee as research and development expense for the year ended December 31, 2019.

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

MedImmune

In September 2018, the Company entered into a license agreement (“2018 MedImmune Agreement”) with MedImmune, Inc. (“MedImmune”), pursuant to which the Company obtained a worldwide, exclusive license to develop and commercialize half-life extended versions of two specified antibodies under development by MedImmune that target influenza A and influenza B, respectively, for all uses in humans and animals. The Company is developing VIR-2482 using technology licensed under the 2018 MedImmune Agreement.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

In August 2019, the Company achieved one of the specified development milestones relating to influenza A pursuant to the 2018 MedImmune Agreement. As such, the Company paid $5.0 million related to this milestone event in September 2019. The milestone payment was expensed to research and development.

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

In August 2019, the Company achieved one of the specified development milestones pursuant to the Xencor Agreement. As such, the Company paid $0.8 million related to the upfront fee and this milestone event in September 2019. The total payment was expensed to research and development.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

7.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Lab equipment	$11,986	$7,538
Computer equipment	540	518
Furniture and fixtures	1,351	943
Leasehold improvements	7,121	3,114
Construction in progress	142	1,893
Property and equipment, gross	21,140	14,006
Less accumulated depreciation and amortization	(4,832)	(1,716)
Total property and equipment, net	$16,308	$12,290

Depreciation and amortization expenses were $3.3 million, $1.6 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Sale-Leaseback Transaction

In August 2019, the Company entered into a lease agreement whereby the Company sold various laboratory instruments, furniture, and other equipment for gross proceeds of $1.2 million to a bank and leased them back for a five-year term, collateralized by the underlying equipment. The Company determined it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transaction as a failed sale-leaseback whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor. As of December 31, 2019, the current and long-term portions of the financing obligation were $0.2 million and $0.9 million, respectively. The current and long-term portions of the financing obligation are included within accrued liabilities and other long-term liabilities, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Payroll and related expenses	$9,410	$6,165
Research and development expenses	12,530	5,016
Restricted stock liability	1,434	—
Financing lease obligation, current	237	—
Other professional and consulting expenses	1,634	694
Other accrued expenses	1,250	2,659
Total accrued liabilities	$26,495	$14,534

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies

Facility Leases

The Company has various lease arrangements for office and laboratory space located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2020 and 2028. The lease agreements also provide the Company with the option to renew for additional periods ranging from one to five years. In addition, the Company entered into a sale-leaseback transaction in August 2019. See further discussion in Note 7—Balance Sheet Components.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancelable future minimum lease payments under operating and financing leases as of December 31, 2019 (in thousands):

Year Ending December 31:
2020	$4,525
2021	4,145
2022	4,206
2023	4,250
2024 and thereafter	4,005
Total	$21,131

Rent expense for the years ended December 31, 2019, 2018 and 2017 were $4.4 million, $4.0 million and $2.6 million, respectively.

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

9.	Related Party Transactions

In January 2017, the Company issued a promissory note to an executive officer and a promissory note to a director for an aggregate principal amount of $3.1 million with an interest rate of 1.97% per annum. Principal and interest under these notes were due the earlier of (i) December 31, 2025 or (ii) in an event of default. The entire principal amount was used to purchase 3,624,355 shares of restricted stock. The outstanding balance of these notes was $3.2 million as of December 31, 2018. In August 2019, in accordance with the terms of the notes, the Company received $3.3 million as repayment of the outstanding promissory notes and accrued interest. As the promissory notes were non-recourse in nature, they were accounted for as in-substance stock options. See further discussion in Note 12—Stock-Based Awards.

As a result of the Brii Agreement in May 2018, the Company holds a minority equity interest in Brii Bio through its parent company, Brii Bio Parent. Additionally, the Company’s Chief Executive Officer and member of the board of directors as well as another member of the Company’s board of directors serve on Brii Bio Parent’s board of directors.

In January 2019, the Company issued 18,202,213 shares of Series B convertible preferred stock to existing Series A-1 preferred stockholders. See further discussion in Note 10—Convertible Preferred Stock.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

10.	Convertible Preferred Stock

Prior to the IPO, under the Company’s amended and restated certificate of incorporation, the Company was authorized to issue two classes of shares: preferred stock and common stock. The preferred stock was issued in series.

In August 2017, the Series A-1 and B Preferred Stock Purchase Agreement was amended and restated (the “A&R Series A-1 and B Purchase Agreement”), pursuant to which the Company sold an aggregate of 25,843,330 shares of Series A-1 convertible preferred stock at $4.50 per share for gross proceeds of $116.3 million in five closings: (i) 21,111,110 shares in two closings in August 2017; (ii) 3,968,270 shares in two closings in September 2017; and (iii) 763,950 shares in October 2017.

In June 2018, the A&R Series A-1 and B Purchase Agreement was amended (as amended, the “Amended A&R Series A-1 and B Purchase Agreement”), pursuant to which the Company sold an aggregate of 3,222,220 shares of Series A-1 convertible preferred stock at $4.50 per share for gross proceeds of $14.5 million in three closings (the “Additional Closings”): (i) 2,777,776 shares in two closings in June 2018; and (ii) 444,444 shares in July 2018. Pursuant to the Amended A&R Series A-1 and B Purchase Agreement, after the Additional Closings, the Company was authorized to sell up to 1,111,121 additional shares of Series A-1 convertible preferred stock in one or more additional closings.

In January 2019, pursuant to the Amended A&R Series A-1 and B Purchase Agreement, the Company sold an aggregate of 18,202,213 shares of Series B convertible preferred stock at $18.00 per share for gross proceeds of $327.5 million in two closings (the “Series B Closing”). The Company was authorized to sell up to 4,020,009 additional shares of Series B convertible preferred stock in one or more additional closings.

Upon closing of the IPO, all of the outstanding convertible preferred stock automatically converted into 88,112,733 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The convertible preferred stock was an equity instrument with various features, including convertibility and dividends. The Company determined that none of the features required bifurcation from the underlying shares, either because they were clearly and closely related to the underlying shares or because they did not meet the definition of a derivative. The Company did not separately account for the purchase rights of the shares of Series B convertible preferred stock described above as they were not freestanding from the associated shares of Series A-1 convertible preferred stock.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

Classification

The Company classified the convertible preferred stock as temporary equity on the consolidated balance sheet as of December 31, 2018 as the shares could have been redeemed upon the occurrence of certain change in control events that were outside the Company’s control, including liquidation, sale or transfer of the Company. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences would have been made only when it became probable that such a liquidation would occur.

11.	Convertible Preferred Stock Warrant Liability

In September 2016, the Company issued a warrant to purchase an aggregate of 244,444 shares of the Company’s Series A-1 convertible preferred stock with an exercise price of $4.50 per share in connection with the termination of a sponsor research agreement. The warrant was fully vested upon the issuance date and expires on September 11, 2026. The initial fair value of the warrant was calculated using the Black-Scholes pricing model and the following assumptions: volatility of 99.32%, expected term of 10 years, risk-free interest rate of 1.68%, exercise price of $4.50 and dividend rate of 0%. The fair value of the warrant was determined to be $1.0 million as of December 31, 2018. Upon the completion of the IPO in October 2019, the warrant automatically converted into a warrant to purchase 244,444 shares of common stock. Therefore, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.
12.	Stock-Based Awards

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

In conjunction with adopting the 2019 Equity Incentive Plan (the “2019 Plan”), the Company discontinued the 2016 Plan with respect to the new equity awards.

2019 Equity Incentive Plan

In September 2019, the Company’s board of directors adopted, with the approval of its stockholders, the 2019 Plan for the issuance of ISO, NSO, SARs, restricted stock, other stock awards and performance cash awards, to employees, non-employee directors, and consultants. The 2019 Plan became effective concurrent with the IPO.

Awards granted under the 2019 Plan expire no later than ten years from the date of grant. For ISO and NSO, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2019, there are 4,866,468 shares available for the Company to grant under the 2019 Plan.

2019 Employee Stock Purchase Plan

In September 2019, the Company’s board of directors adopted, with the approval of its stockholders, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP Plan became effective on the completion of the Company’s IPO.

The 2019 ESPP authorizes the issuance of 1,280,000 shares of the Company’s common stock under purchase rights granted to its employees or to employees of any of the Company’s designated affiliates. The number of shares of the Company’s common stock reserved for issuance is subject to automatic increase at each calendar year. Under the 2019 ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. The 2019 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to any plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date.

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2018	5,044,924	$1.50	9.1
Granted	3,337,501	9.74
Exercised	(756,425)	1.49
Canceled	(439,702)	2.86
Outstanding at December 31, 2019	7,186,298	5.25	8.5	$55,065
Vested and expected to vest at December 31, 2019	7,186,298	5.25	8.5	55,065
Vested and exercisable at December 31, 2019	1,868,616	$2.27	7.9	$19,254

The aggregate intrinsic value of options exercised during the year ended December 31, 2019 was $5.5 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2018 was immaterial. There were no options exercised during the year ended December 31, 2017.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

During the years ended December 31, 2019, 2018 and 2017, the estimated weighted-average grant date fair value of the options granted was $7.83, $1.72 and $1.08 per share, respectively.

As of December 31, 2019, the Company expects to recognize the remaining unamortized stock-based compensation expense of $25.1 million related to stock options, over an estimated weighted average period of 2.7 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term of options (in years)	5.9 – 6.1	6.0	5.9 – 6.0
Expected stock price volatility	86.5% – 89.4%	86.4% – 88.0%	86.5% – 87.3%
Risk-free interest rate	1.5% – 2.5%	2.5% – 3.0%	1.4% – 2.2%
Expected dividend yield	—	—	—

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

Expected Volatility—The expected volatility was determined by examining the historical volatilities for industry peers and using an average of historical volatilities of Company’s industry peers as the Company does not have a sufficient historical trading history for its own stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Restricted Stock Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested as of December 31, 2017	7,062,406	$1.15
Vested	(2,247,673)	1.15
Unvested as of December 31, 2018	4,814,733	1.15
Vested	(2,739,222)	0.99
Unvested as of December 31, 2019	2,075,511	$0.95

The shares of restricted stock have not been included in the shares issued and outstanding.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

In January 2017, the Company entered into a restricted stock purchase agreement with an executive officer and a restricted stock purchase agreement with a director whereby the executive officer and the director purchased an aggregate of 3,624,355 shares of restricted stock. The consideration for the restricted stock was the issuance of promissory notes which are non-recourse in nature and are accounted for as in-substance stock options. The Company measured compensation cost for these in-substance options based on their estimated fair value on the grant date using the Black-Scholes pricing model. The Company is recognizing compensation cost over the requisite service period with an offsetting credit to additional paid-in capital. In August 2019, in accordance with the terms of the notes, the Company received $3.3 million as repayment of the outstanding promissory notes and accrued interest. The Company recognized a liability of $1.4 million for the portion of the promissory note repayment which relates to restricted common stock subject to future vesting as of December 31, 2019. The Company will reduce the restricted stock liability as the common stock vests.

As of December 31, 2019, there was $1.1 million of total unrecognized compensation cost related to unvested restricted stock, all of which is expected to be recognized over a remaining weighted-average period of 0.8 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees, including shares sold through the issuance of non-recourse promissory notes of which all the shares are considered to be options for accounting purposes in the Company’s statement of operations:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$3,034	$1,056	$445
General and administrative	5,685	3,997	4,337
Total stock-based compensation	$8,719	$5,053	$4,782

13. Net Loss Per Share

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common securities outstanding would have been anti-dilutive

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2019	2018	2017
Convertible preferred stock	—	69,910,520	65,944,430
Options issued and outstanding	7,186,298	5,044,924	2,479,141
Restricted shares subject to future vesting	2,075,511	4,814,733	7,062,406
Warrants to purchase convertible preferred stock	—	244,444	244,444
Warrants to purchase common stock	244,444	—	—
Total	9,506,253	80,014,621	75,730,421

14.	Defined Benefit Pension and Other Postretirement Plans

Defined Contribution Plan

In October 2017, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. Eligible employees may contribute a percentage of their compensation to this plan, subject to statutory limitations. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $1.2 million, $0.7 million, and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Postretirement Benefits (Pension Plans) for Humabs

The Company’s subsidiary, Humabs, provides its Swiss employees with mandatory cash balance pension benefits whereby employer and employee contributions are accumulated in individual accounts with interest to retirement or withdrawal, if earlier. The benefits are financed through the Swiss Life Collective BVG Foundation with Swiss Life Asset Management through two separate plans. The plans insured base salary and annual incentives up to an aggregate maximum of CHF 0.9 million ($0.9 million as of December 31, 2019). In addition to retirement benefits, the plans provide benefits on death or long-term disability of its employees.

The first plan is a defined normal benefit plan which is funded 65% by the Company and 35% by employee contribution to a collective foundation with Swiss Life Asset Management. On retirement, the plan participant will receive his/her accumulated savings, which consist of all contributions paid by the employer and the employees, net of any withdrawals, and the interest granted on those savings at the discretion of the pension foundation. At that time, the plan participant has the right to choose between a lump-sum payment and an annuity, or a combination thereof. The annuity is calculated using a fixed conversion rate determined by the pension foundation. The pension fund’s plan assets are pooled and the Company’s share is calculated based on its share of retirement savings. Additional funding requirements may be determined by the pension foundation in case of a severe underfunding. Should the Company withdraw from the plan, the withdrawal may qualify as a partial liquidation/settlement under Swiss law, which may trigger an obligation to fund any proportionate deficit or a right to any overfunding in existence at that time.

The second plan is a defined management plan. This plan is set up as a collective foundation with Swiss Life Asset Management, for which contributions are split up as 40% paid by the employees and 60% paid by the Company. The purpose of this plan is to allow higher saving opportunity (in a tax effective manner) and risk benefits for management.

Contributions are expressed as an age-related percentage of pensionable salary between limits and are shared between Humabs and its employees. The Company paid contributions of $0.2 million and employees paid $0.1 million for the year ended December 31, 2019.

The following table sets forth the net liability recognized in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
	(in thousands)
Projected benefit obligation	$(5,400)	$(3,887)
Fair value of plan assets	3,485	2,770
Net unfunded status	$(1,915)	$(1,117)

The key assumptions used to measure the liabilities are as follows:

	Year Ended December 31,
	2019	2018
Discount rate	0.30%	0.85%
Salary increase	1.00%	1.00%
Expected rate of return on assets	0.70%	0.80%
Mortality(1)	BVG2015, CMI 2016 (1.50%)	BVG2015, CMI 2016 (1.50%)

(1)

The calculation of the projected benefit obligation utilized the BVG 2015 Generational base table for assumptions related to the mortality rates, disability rates, turnover rates, and early retirement ages; and an allowance for anticipated mortality improvements beyond the effective date of the underlying base table.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The expected rate of return on assets corresponds to the return on benefits expected to be provided under the insurance contract. Net periodic pension cost includes the following components (in thousands):

	Year Ended December 31,		August 22, 2017 to
	2019	2018	December 31, 2017
	(in thousands)
Service cost	$268	$261	$99
Interest cost	33	23	7
Expected return on plan assets	(22)	(20)	(6)
Net funded status	$279	$264	$100

The benefits expected to be paid over the next 10 years are as follows (in thousands):

Year Ending December 31,
2020	$222
2021	220
2022	218
2023	215
2024	212
2025-2029	1,040
$2,127

15.	Income Taxes

Loss before benefit from income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(138,724)	$(110,399)	$(77,947)
Foreign	(35,805)	(5,965)	(2,829)
Total loss before provision for (benefit from) income taxes	$(174,529)	$(116,364)	$(80,776)

The components of income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	154	20	—
	154	20	—
Deferred:
Federal	—	(445)	(10,924)
State	—	(55)	—
Foreign	—	—	—
	—	(500)	(10,924)
Provision for (benefit from) income taxes	$154	$(480)	$(10,924)

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax benefit is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	34.0%
Foreign tax at less than federal statutory rate	(0.3)	(0.1)	(0.5)
Effect of Tax Act	—	—	(6.8)
State taxes, net of federal benefit	2.4	2.0	5.0
Research and development tax credit	2.0	2.2	1.0
Acquired IPR&D	—	(2.9)	—
Permanent items	(0.8)	(0.4)	(0.1)
Changes in valuation allowance	(24.3)	(21.4)	(19.0)
Other	(0.1)	—	(0.1)
Effective income tax rate	(0.1)%	0.4%	13.5%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018, are related to the following:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$67,493	$36,358
Research and development tax credit carryforward	6,978	3,357
Reserves and accruals	8,502	1,331
Property and equipment	8,180	7,761
IPR&D	(8,647)	(8,647)
Net deferred tax assets	82,506	40,160
Valuation allowance	(85,811)	(43,465)
Net deferred tax liabilities	$(3,305)	$(3,305)

The Company has incurred significant tax losses since inception. Based on the available objective evidence, the Company cannot conclude it is more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance against its net deferred tax assets. For the years ended December 31, 2019, 2018 and 2017, the valuation allowance increased by $42.3 million, $26.0 million, and $15.8 million, respectively. As of December 31, 2019, the Company has net operating loss carryforwards of $241.6 million for federal purposes and $118.8 million for state tax purposes. If not utilized, these carryforwards will begin expiring in 2034 for federal and in 2031 for state tax purposes. The federal net operating losses (“NOLs”) generated after December 31, 2017, have an infinite carryforward period and subject to 80% deduction limitation based upon pre-NOL deduction taxable income. As of December 31, 2019, the Company also has net operating loss carryforwards of $43.8 million for Swiss tax purposes, which begin expiring in 2024 and no net operating loss carryforward for Australian tax purposes.

Staff Accounting Bulletin No. 118 addresses the application of GAAP in situations when an entity does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has completed the analysis with no change to the provisional amounts previously recorded.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed due to such ownership changes has not yet been determined.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

As of December 31, 2019, the Company has research tax credit carryforwards of $5.0 million and $3.9 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2036. The California credits can be carried forward indefinitely. If not utilized, Oregon carryforward will expire starting 2021. The Company has not undertaken a detailed analysis of all amounts claimed as research credits for federal or state tax purposes. As a result, amounts ultimately realized for research credits were included in the Company’s consideration of uncertain tax benefits.

Uncertain Tax Positions

As of December 31, 2019, the Company had an unrecognized tax benefit of $2.7 million related to transfer pricing and research and development tax credits. No amount of unrecognized tax benefits as of December 31, 2019, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would attract a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendar years ending December 31, 2019 forward for federal and state purposes.

The Company did not recognize any expense for interest and penalties related to uncertain tax positions during 2019, 2018 and 2017, and the Company does not have any amounts related to interest and penalties accrued at December 31, 2019. The Company files U.S. federal, state and Switzerland tax returns. The Company’s tax years remain open for all years. As of December 31, 2019, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

A reconciliation of the beginning and ending amounts of the liability for uncertain tax positions is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Gross unrecognized tax benefits at January 1	$2,404	$272	$19
Addition for tax positions taken in the prior years	133	32	—
Reduction for tax positions taken in the prior years	(1,596)	(215)	—
Addition for tax positions taken in current year	1,784	2,315	253
Gross unrecognized tax benefits at December 31	$2,725	$2,404	$272

16.	Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Total revenue	$3,661	$2,047	$1,403	$980
Total operating expenses	$(34,431)	$(37,817)	$(49,083)	$(64,739)
Net loss	$(28,670)	$(33,928)	$(48,314)	$(63,771)
Net loss per share, basic	$(3.19)	$(3.64)	$(4.60)	$(0.69)
Net loss per share, diluted	$(3.19)	$(3.64)	$(4.60)	$(0.71)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Total revenue	$2,433	$2,224	$2,885	$3,126
Total operating expenses	$(34,989)	$(27,218)	$(37,231)	$(29,922)
Net loss	$(31,589)	$(24,446)	$(33,456)	$(26,393)
Net loss per share, basic and diluted	$(4.76)	$(3.35)	$(4.16)	$(3.05)

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

17.	Subsequent Events

Share Transfer Agreement

In February 2020, the Company, Alnylam and Brii Bio Parent executed a share transfer agreement pursuant to the terms of the Alnylam Agreement (see discussion in Note 6 – Grant, License and Collaboration Agreements). Under the share transfer agreement, the Company transferred a portion of its ordinary shares held in Brii Bio Parent to Alnylam in connection with the execution of the Brii Agreement in May 2018.

Development and Manufacturing Collaboration with WuXi Biologics

In February 2020, the Company and WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) executed a development and manufacturing collaboration agreement (the “WuXi Agreement”) to advance and produce human monoclonal antibodies for the potential treatment of COVID-19 (Coronavirus Disease 2019), a disease caused by SARS-CoV-2.

Amendment to the HIV Grant

In February 2020, the Company and the Bill & Melinda Gates Foundation amended the HIV Grant pursuant to which the Company was awarded with a supplemental grant of $8.6 million. In addition, the term of the HIV Grant is extended through December 31, 2021.

Alnylam Agreement

In March 2020, the Company achieved one of the specified development milestones relating to VIR-2218 pursuant to the Alnylam Agreement. As such, the Company is obligated to pay Alnylam $15.0 million within 30 days, and issue Alnylam 1,111,111 shares of the Company’s common stock within 60 days of such milestone event.

Amendment No. 2 to the Alnylam Agreement

In March 2020, the Company and Alnylam entered into a second amendment to the Alnylam Agreement (as amended, the “Amended Alnylam Agreement”) to expand the parties’ existing collaboration to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19, and potentially other related coronaviruses, utilizing Alnylam’s recent advances in lung delivery of novel conjugates of siRNA – the molecules that mediate RNAi (the “COV Products”).

Pursuant to the Amended Alnylam Agreement, the parties will each be responsible for pre-clinical development costs incurred by such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan for COV Products. The parties will equally share costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to filing of an investigational new drug application for the first COV Product in the coronavirus program. Following the completion of initial pre-clinical development activities, if the Company exercises its option to progress one or more candidates from the coronavirus program into further development, the Company will be responsible for conducting all development, manufacturing and commercialization activities for COV Products, at its sole expense, subject to Alnylam’s right to opt-in, during a specified period, to share equally with the Company the profits and losses in connection with development and commercialization of COV Products.

If the Company exercises its option for the coronavirus program, and successfully develops one or more COV Products arising from such program, then unless Alnylam exercises its profit-sharing option, the Company will be required to pay Alnylam up to $15.0 million in the aggregate for the achievement of specified development milestones for the COV Products. Following commercialization, the Company will also be required to pay Alnylam specified sales milestones on the achievement of specified levels of annual net sales, and a tiered royalty at specified rates on annual net sales of the applicable COV Products. However, with respect to sales to governmental authorities or sales for the purposes of biodefense, management of public health or other public policy reasons, such royalty will be payable at a percentage in the low single-digits, plus a pass-through amount of any royalties Alnylam is required to pay to third parties under any third party in-license agreements related to the COV Products.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Patent License Agreement with Xencor

In March 2020, the Company entered into a patent license agreement with Xencor pursuant to which the Company obtained a non-exclusive license to Xencor’s Fc-region related technologies to extend the half-life of novel antibodies that the Company is investigating as potential treatments for patients with COVID-19. Under the terms of the agreement, the Company will be solely responsible for the activities and costs related to research, development, regulatory and commercial activities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on  Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the  Board of Directors and Corporate Governance,” “Information Regarding the  Board of Directors and Corporate Governance – Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Information Regarding the  Board of Directors and Corporate Governance – Nominating and Corporate Governance Committee,” “Information Regarding the  Board of Directors and Corporate Governance – Audit Committee” and “Information Regarding the  Board of Directors and Corporate Governance – Compensation Committee” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC by April 29, 2020, or the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity-Based Incentive Awards” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance –Independence of The Board of Directors” and “Certain Related Party Transactions” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements, financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All financial statements schedules are omitted because the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

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

4.4	Description of Capital Stock.

10.1+	Vir Biotechnology, Inc. 2019 Equity Incentive Plan, (incorporated herein by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-234212), filed with the SEC on October 15, 2019).

10.2+	2019 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.11 to the Company’s Form S-8 (File No. 33-234212), filed with the SEC on October 15, 2019).

10.3+

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

10.5+

Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under Vir Biotechnology, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

Exhibit Number	Description

10.6+

Vir Biotechnology, Inc. 2016 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.7+

Forms of Incentive Stock Option Notice and Agreement, Non-Qualified Stock Option Notice and Agreement, Restricted Stock Agreement, Restricted Stock Agreement and Restricted Stock Purchase Agreement under the Vir Biotechnology, Inc. 2016 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

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

10.12+	First Amendment to Amended and Restated Employment Letter Agreement between the Company and Michael Kamarck, dated March 13, 2020.

10.13+

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

10.15+

Amended and Restated Employment Letter Agreement between the Company and Herbert Virgin, dated September 3, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.16+

Vir Biotechnology, Inc. Change in Control and Severance Benefit Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.17†

Collaboration, Option, and License Agreement between the Company and Brii Biosciences Limited (previously named BiiG Therapeutics Limited), dated May 23, 2018 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.18†

Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated October 16, 2017 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.19†	Amendment No. 1 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated December 17, 2019.

10.20†	Amendment No. 2 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated March 3, 2020.

10.21†

Common Stock Issuance Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated October 16, 2017 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

Exhibit Number	Description

10.22†	Amendment No. 1 to the Common Stock Issuance Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated December 17, 2019.

10.23†

Letter Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated November 13, 2018 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.24†

License Agreement between the Company and MedImmune, LLC, dated September 7, 2018 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.25†

Second Revised and Restated Master License Agreement between the Company and Oregon Health & Science University, dated August 27, 2019 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.26†

Letter Agreement between the Company and the stockholders of TomegaVax, Inc. set forth therein, dated September 12, 2016 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.27†

Agreement and Plan of Merger between the Company, Vir Merger Sub, Inc., Agenovir Corporation, and Dr. Stephen  R. Quake, dated January 2, 2018 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.28†

Securities Purchase Agreement between the Company, Humabs BioMed SA, the shareholders of Humabs set forth therein, the option-holders of Humabs set forth therein and Fortis Advisors LLC and certain Securityholders, dated August 22, 2017 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.29†

Letter Agreement between the Company and the Bill & Melinda Gates Foundation, dated December 23, 2016 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.30†

Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated January 26, 2018 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.31†	Amendment No. 1 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated April 18, 2019.

10.32†	Amendment No. 2 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated February 24, 2020.

10.33†

Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated March 16, 2018 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.34†	Amendment No. 1 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated April 22, 2019.

10.35†	Amendment No. 2 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated October 28, 2019.

10.36†

Amended and Restated Exclusive License Agreement between the Company (as successor in interest to Humabs BioMed SA (f/k/a Humabs Holding GmbH)) and the Institute for Research in Biomedicine, dated December 16, 2011 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

Exhibit Number	Description

10.37†

Amendment to Amended and Restated Exclusive License Agreement between the Company (as successor in interest to Humabs BioMed SA (f/k/a Humabs Holding GmbH)) and the Institute for Research in Biomedicine, dated February 10, 2012 (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.38†

Exclusive License Agreement between the Company (as successor in interest to Humabs BioMed SA) and the Institute for Research in Biomedicine, dated December 16, 2011 (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.39

Amendment to License Agreement between the Company (as successor in interest to Humabs BioMed SA) and the Institute for Research in Biomedicine, dated February 10, 2012 (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.40†

Amendment Agreement between the Company (as successor in interest to Humabs BioMed SA) and the Institute for Research in Biomedicine, dated January 29, 2018 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.41†

Exclusive License Agreement between the Company and The Rockefeller University, dated July 31, 2018 (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.42†

Amendment to Exclusive License Agreement between the Company and The Rockefeller University, dated May 17, 2019 (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.43†

Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.44†

Amendment 1 to Sub-License and Collaboration Agreement, dated April  19, 2013, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.45†

Amendment 2 to Sub-License and Collaboration Agreement, dated April  27, 2015, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.46†

Amendment 3 to Sub-License and Collaboration Agreement, dated December  31, 2015, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.47†

Amendment 4 to Sub-License and Collaboration Agreement, dated August 29, 2016, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.48†

Amendment 5 to Sub-License and Collaboration Agreement, dated July  15, 2017, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

Exhibit Number	Description

10.49†

Amendment 6 to Sub-License and Collaboration Agreement, dated September  7, 2018, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.50

Lease Agreement between the Company and ARE-SAN FRANCISCO NO. 43, LLC, dated March  30, 2017 (incorporated herein by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.51

First Amendment to Lease between the Company and ARE-SAN FRANCISCO NO. 43, LLC, dated April 10, 2019 (incorporated herein by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.52†

Patent License Agreement between the Company and Xencor, Inc., dated August 15, 2019 (incorporated herein by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

21.1

List of subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to confidential treatment.
*

The certification attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIR BIOTECHNOLOGY, INC.

Date: March 26, 2020	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 26, 2020	By:	/s/ Howard Horn
Howard Horn
Chief Financial Officer and Secretary (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Scangos, Ph.D., and Howard Horn, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Scangos	President, Chief Executive Officer and	March 26, 2020
George Scangos, Ph.D.	Director (Principal Executive Officer)

/s/ Howard Horn	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 26, 2020
Howard Horn

/s/ Vicki Sato, Ph.D.	Chairman of the Board of Directors	March 26, 2020
Vicki Sato, Ph.D.

/s/ Kristina Burow	Director	March 26, 2020
Kristina Burow

/s/ Robert More	Director	March 26, 2020
Robert More

/s/ Robert Nelsen	Director	March 26, 2020
Robert Nelsen

/s/ Dipchand Nishar	Director	March 26, 2020
Dipchand Nishar

/s/ Robert Perez	Director	March 26, 2020
Robert Perez

/s/ Saira Ramasastry	Director	March 26, 2020
Saira Ramasastry

/s/ Phillip Sharp, Ph.D.	Director	March 26, 2020
Phillip Sharp, Ph.D.