Form 10-Q
period 2020-03-31
Vir Biotechnology, Inc.
filed 2020-05-12
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 117,901,827 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,418	$109,335
Short-term investments	187,193	274,101
Restricted cash and cash equivalents, current	9,101	6,181
Prepaid expenses and other current assets	12,829	13,378
Total current assets	377,541	402,995
Intangible assets, net	35,388	35,694
Goodwill	16,937	16,937
Property and equipment, net	16,238	16,308
Operating right-of-use assets	16,007	—
Restricted cash and cash equivalents, noncurrent	1,192	7,300
Long-term investments	6,139	24,290
Other assets	7,672	8,547
TOTAL ASSETS	$477,114	$512,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,768	$5,881
Accrued and other liabilities	21,918	26,495
Deferred revenue, current portion	5,010	6,181
Contingent consideration, current portion	10,700	8,200
Derivative liability	—	12,449
Total current liabilities	56,396	59,206
Deferred revenue, noncurrent	6,562	12,670
Operating lease liabilities, noncurrent	13,531	—
Contingent consideration, noncurrent	14,045	9,380
Deferred tax liability	3,305	3,305
Other long-term liabilities	2,942	3,568
TOTAL LIABILITIES	96,781	88,129
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 108,350,368 and 107,648,925 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	825,833	793,051
Accumulated other comprehensive income (loss)	248	(601)
Accumulated deficit	(445,759)	(368,519)
TOTAL STOCKHOLDERS’ EQUITY	380,333	423,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$477,114	$512,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Grant revenue	$5,231	$3,644
Contract revenue	487	17
Total revenue	5,718	3,661
Operating expenses:
Research and development	64,979	25,872
General and administrative	12,649	8,559
Total operating expenses	77,628	34,431
Loss from operations	(71,910)	(30,770)
Other income (expense):
Interest income	1,755	2,245
Other income (expense), net	(7,069)	(145)
Total other income (expense)	(5,314)	2,100
Loss before provision for income taxes	(77,224)	(28,670)
Provision for income taxes	(16)	—
Net loss	$(77,240)	$(28,670)
Net loss per share, basic and diluted	$(0.71)	$(3.19)
Weighted-average shares outstanding, basic and diluted	108,387,913	9,001,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(77,240)	$(28,670)
Other comprehensive income:
Unrealized gains on investments	844	109
Amortization of actuarial loss	5	—
Other comprehensive income	849	109
Comprehensive loss	$(76,391)	$(28,561)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	—	$—	107,648,925	$11	$793,051	$(601)	$(368,519)	$423,942
Reclassification of derivative liability to additional paid-in capital	—	—	—	—	29,245	—	—	29,245
Vesting of restricted common stock	—	—	618,079	—	427	—	—	427
Exercise of stock options	—	—	83,364	—	143	—	—	143
Stock-based compensation	—	—	—	—	2,967	—	—	2,967
Other comprehensive income	—	—	—	—	—	849	—	849
Net loss	—	—	—	—	—	—	(77,240)	(77,240)
Balance at March 31, 2020	—	$—	108,350,368	$11	$825,833	$248	$(445,759)	$380,333

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	69,910,520	$309,137	8,858,799	$1	$14,672	$(14)	$(193,836)	$(179,177)
Issuance of Series B convertible preferred stock, net of issuance cost of $165	18,202,213	327,475	—	—	—	—	—	—
Vesting of restricted common stock	—	—	197,983	—	—	—	—	—
Exercise of stock options	—	—	44,372	—	67	—	—	67
Stock-based compensation	—	—	—	—	2,453	—	—	2,453
Other comprehensive income	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	(28,670)	(28,670)
Balance at March 31, 2019	88,112,733	$636,612	9,101,154	$1	$17,192	$95	$(222,506)	$(205,218)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,240)	$(28,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	706
Amortization of intangible assets	306	306
Amortization of premiums (accretion of discounts) on investments, net	562	(662)
Noncash lease expense	816	—
Change in estimated fair value of contingent consideration	7,165	740
Change in estimated fair value of derivative liability	16,796	—
Change in estimated fair value of convertible preferred stock warrant liability	—	357
Stock-based compensation	2,967	2,453
Other	5	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	549	(367)
Other assets	(125)	(188)
Accounts payable	12,944	1,163
Accrued liabilities and other long-term liabilities	(10,204)	(1,957)
Operating lease liabilities	(761)	—
Deferred revenue	(3,189)	(3,370)
Net cash used in operating activities	(48,409)	(29,489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,302)	(3,476)
Purchases of investments	(40,472)	(322,831)
Maturities of investments	145,813	52,143
Proceeds from disposal of an asset held sale	180	—
Net cash provided by (used in) investing activities	104,219	(274,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	317,342
Payment of principal on financing lease obligations	(58)	—
Proceeds from exercise of stock options	143	67
Net cash provided by financing activities	85	317,409
Net increase in cash, cash equivalents and restricted cash and cash equivalents	55,895	13,756
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	122,816	59,362
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$178,711	$73,118
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$521	$1,373
Reclassification of derivative liability to additional paid-in capital	$29,245	$—
Advanced proceeds applied to convertible preferred stock issuance	$—	$10,140
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$168,418	$64,724
Restricted cash and cash equivalents, current	9,101	7,391
Restricted cash and cash equivalents, noncurrent	1,192	1,003
Total cash, cash equivalents and restricted cash	$178,711	$73,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. Its current development pipeline consists of product candidates targeting hepatitis B virus (“HBV”), influenza A, severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), human immunodeficiency virus (“HIV”), and tuberculosis (“TB”).

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

Need for Additional Capital

The Company has incurred net losses since inception and expects such losses to continue over the next several years. At March 31, 2020, the Company had an accumulated deficit of $445.8 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company had, excluding restricted cash, $361.8 million of cash, cash equivalents, and investments at March 31, 2020. Based on the Company’s business plans, management believes that its cash, cash equivalents, and short and long-term investments as of March 31, 2020 will be sufficient to meet its obligations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period.

Certain information and footnote disclosures typically included in the Company’s annual consolidated financial statements have been condensed or omitted. As such, these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company has implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will have an impact on the clinical development timelines for some of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

In addition, the Company is subject to a number of other challenges and risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or achieve profitability. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the condensed consolidated balance sheets. As of March 31, 2020, the Company has no off-balance sheet concentrations of credit risk.

Investments

Investments include available-for-sale securities and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, on the condensed consolidated statements of operations.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company, through its investment in Brii Biosciences Limited, holds privately held equity securities in which the Company does not have a controlling interest or significant influence. The Company’s investment in Brii Biosciences Limited is recorded at cost and adjusted for impairments and observable price changes with the same or similar security from the same issuer. The valuation of the Company’s investment in Brii Biosciences Limited utilizes significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market prices and inherent lack of liquidity. Additionally, the determination of whether an orderly transaction is for the same or similar investment requires significant management judgment including the nature of the rights and obligations of its investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee. See Note 5—Grant, License and Collaboration Agreements for additional information on the Company’s investment in Brii Biosciences Limited.

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

Revenue Recognition

The Company’s revenue primarily consists of research funding received from grants and contract revenue related to research services provided to customers. The Company has not earned any product revenue since inception. Additionally, while the Company has entered into various collaboration arrangements, the Company has not recognized any revenue from licenses, milestones or royalties under such agreements.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Acquisitions

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date and are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the condensed consolidated balance sheets.

When the Company determines that assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets. Therefore, the initial cost of acquired IPR&D is expensed, and no goodwill is recorded. Any contingent consideration that meets the definition of an embedded derivative under other applicable GAAP is accounted for at fair value on the acquisition date and are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the condensed consolidated balance sheets. Otherwise, such contingent consideration is recognized only when it becomes payable or is paid.

The changes in fair values of contingent consideration related to achievement of various milestones related to product candidates are recorded within research and development expense. Otherwise, the changes in fair values are recorded within other income (expense), net.

Embedded Derivatives

The Company evaluates certain of its financial and business development transactions to determine if embedded components of these contracts meet the definition of a derivative under Topic ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. The embedded derivatives are reported on the condensed consolidated balance sheets at their estimated fair values. Any change in estimated fair values, as determined at each measurement period, are recorded in the condensed consolidated statements of operations.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”). ASC 842 requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use (“ROU”) asset and lease liability, unless the lease is a short-term lease, defined as having a term of twelve-months or less. The Company early adopted the standard on January 1, 2020 using the optional modified retrospective transition method by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. Results for the three months ended March 31, 2020 are presented under ASC 842. The prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance, ASC 840, Leases.

The Company elected the package of practical expedients allowed under ASC 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Adoption of ASC 842 resulted in the recognition of operating lease ROU assets and operating lease liabilities of $16.8 million and $17.5 million, respectively, on the Company’s condensed consolidated balance sheet as of January 1, 2020. The difference between the ROU assets and lease liabilities is attributed to the elimination of deferred rent. The adoption of the new standard did not have an impact on the Company's beginning accumulated deficit or statement of operations.

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in the Company's leases is generally unknown, the Company uses an incremental borrowing rate estimated based on the information available at the lease commencement date in determining the present value of future lease payments. When calculating its estimated incremental borrowing rates, the Company considers its credit risk, the lease term, the total lease payments and the impact of collateral, as necessary. The lease terms may include options to extend or terminate the lease when the Company is reasonably certain it will exercise such options. Rent expense for the Company's operating leases is recognized on a straight-line basis within operating expenses over the reasonably assured lease term.

The Company elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods beginning after December 31, 2021. The Company early adopted ASU 2017-04 on January 1, 2020 and the adoption had no impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption resulted in additional disclosures related the Company’s Level 3 financial instruments. See Note 3 – Fair Value Measurements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including the Company’s financial instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will likely result in more timely recognition of credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis. As an emerging growth company, Topic 326 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 effective January 1, 2023, and has not yet evaluated the impact of adopting this standard on the condensed consolidated financial statements and disclosures.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		March 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$173,297	$—	$—	$173,297
U.S. government treasuries (2)	Level 2	192,353	979	—	193,332
Total financial assets		$365,650	$979	$—	$366,629

(1) Includes $10.3 million of restricted cash equivalents.

(2) Includes $6.1 million classified as long-term investments.

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$106,127	$—	$—	$106,127
U.S. government treasuries (2)	Level 2	298,256	140	(5)	298,391
Bank time deposits	Level 2	2,500	—	—	2,500
Total financial assets		$406,883	$140	$(5)	$407,018

(1) Includes $13.5 million of restricted cash equivalents.

(2) Includes $24.3 million classified as long-term investments.

As of March 31, 2020, all of the Company’s investments were in an unrealized gain position. Total unrealized gains of $1.0 million were recorded in accumulated other comprehensive income (loss) at March 31, 2020. As of March 31, 2020, all securities have contractual maturities of less than two years.

Level 3 liabilities consist of contingent consideration and derivative liability as of December 31, 2019. As of March 31, 2020, Level 3 liabilities consist of contingent consideration.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. The Company calculated the estimated fair value of the clinical and regulatory milestones as of March 31, 2020 and December 31, 2019 using discount rates ranging from 17.0% to 19.0% and 7.7% to 11.1%, respectively. As of March 31, 2020, the weighted average discount rate was 17.3%, as calculated based on the relative fair value of the clinical and regulatory milestone payments. The probability of achievement for the clinical and regulatory milestones ranged from 5.9% to 85.0% as of March 31, 2020, with a weighted average of 56.5% calculated based on the relative fair value of the clinical and regulatory milestone payments.

For the commercial milestones, the Company used a Monte Carlo simulation upon the availability of a discrete revenue forecast and the increased likelihood that the clinical trials would commence. The Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, an expected revenue volatility of 60% and 55%, and a discount rate of 11% and 13% as of March 31, 2020 and December 31, 2019, respectively. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. The probability of achievement for the commercial milestones ranged from 5.9% to 6.7% as of March 31, 2020, with a weighted average of 6.3% calculated based on the relative fair value of the commercial milestone payments. As of March 31, 2020 and December 31, 2019, the estimated fair value of the contingent consideration was $15.2 million and $14.9 million, respectively, with changes in the estimated fair value recorded in research and development expense in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of embedded derivative financial instruments. The fair value of the contingent consideration was estimated using expected volatility of 80% and 81% as of March 31, 2020 and December 31, 2019, respectively, and discount rates ranging from 0.1% to 0.3% as of March 31, 2020 and 1.6% to 1.7% as of December 31, 2019. As of March 31, 2020, the weighted average discount was 0.2%, as calculated based on the relative fair value of the underlying milestones. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of March 31, 2020 and December 31, 2019, the estimated fair value of the contingent consideration was $9.5 million and $2.7 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

Derivative Liability

The derivative liability relates to the Milestone Shares (as defined in Note 5) in connection with the collaboration and license agreement (the “Alnylam Agreement”) with Alnylam Pharmaceuticals, Inc. (“Alnylam”). See Note 5 – Grant, License and Collaboration Agreements.

The estimated fair value of the derivative liability was calculated based on the estimated probabilities of the likelihood and timing to achieve the development milestone, a discount for lack of marketability, and the fair value of the Milestone Shares using the Company’s closing stock price as of December 31, 2019 and March 10, 2020, the date the Company achieved the development milestone. As of December 31, 2019, the estimated fair value of the derivative liability was $12.4 million. On March 10, 2020, the Company remeasured and reclassified the derivative liability of $29.2 million to additional paid-in capital upon achievement of the development milestone.

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration	Derivative Liability	Total
Balance at December 31, 2019	$17,580	$12,449	$30,029
Changes in fair value	7,165	16,796	23,961
Reclassification of derivative liability to additional paid-in capital upon achievement of development milestone	—	(29,245)	(29,245)
Balance at March 31, 2020	$24,745	$—	$24,745

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4.Acquisitions

Acquisition of TomegaVax

In September 2016, the Company entered into an agreement and plan of merger (“TomegaVax Merger Agreement”) to acquire all of the equity interests of TomegaVax. The primary asset purchased in the acquisition was an in-process cytomegalovirus (“CMV”) vector-based vaccine platform for use in HBV, HIV, and TB. The acquisition was accounted for as an asset purchase and the Company recorded the cash purchase price of $5.2 million in research and development expenses in 2016. The Company incurred transaction costs of $0.5 million.

In connection with the entry into the TomegaVax Merger Agreement, the Company also entered into a letter agreement with TomegaVax (the “TomegaVax Letter Agreement”), which provides for certain payments to TomegaVax’s former stockholders prior to September 2024, in each case so long as the Company is continuing to pursue the development of the TomegaVax technology. Under the terms of the TomegaVax Letter Agreement, the Company will be required to pay to the former stockholders of TomegaVax milestone payments of up to an aggregate of $30.0 million if the per share price of the Company’s publicly traded common stock, or implied price per share of the Company’s Series A-1 convertible preferred stock (or common stock upon conversion) upon a certain asset sale, merger or stock sale, is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization), with the amount of such payments determined by the share price and the stage of the Company’s clinical development at the time of the relevant event triggering the payment. The share price of the Company’s publicly traded common stock will be determined using the average of the daily volume- weighted average trading price of the Company’s common stock for each trading day during a consecutive 90-day period. The foregoing payments are payable (i) during any date after the completion of an initial public offering by the Company or any successor or affiliate controlling the TomegaVax technology, provided that no payment will be due before the first anniversary of the initial public offering, (ii) upon the sale of all assets related to the TomegaVax technology or (iii) upon a merger or stock sale of the Company or any successor or affiliate controlling the TomegaVax technology, in each case subject to certain conditions with respect to the timing of the payments. The payments under the TomegaVax Letter Agreement can be made in cash or shares of the Company’s common stock, at the discretion of the Company’s board of directors. None of the milestones have been achieved as of March 31, 2020, therefore no amounts were recognized relating to the contingent consideration during the three months ended March 31, 2020.

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives in accordance with the relevant accounting guidance. As of March 31, 2020, the estimated fair value of the embedded derivative was $9.5 million.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The acquired developed technologies that have associated patents issued are classified as finite-lived intangible assets and are amortized on a straight-lined basis over their estimated remaining useful lives, generally between seven to 12 years. The Company also acquired indefinite-lived intangible assets consisting of in-process research and development. These assets will not be amortized until regulatory approval is obtained in a major market. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related in-process research and development assets will be written-off and an impairment charge recorded. As of March 31, 2020, there have been no such impairments. The estimated fair value of the intangible assets was determined using the replacement cost method. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of Agenovir

In January 2018, the Company entered into an agreement and plan of merger (the “Agenovir Merger Agreement”) with Agenovir, pursuant to which the Company purchased all equity interests of Agenovir. The primary assets purchased in the acquisition were in-process research and development programs in human papillomavirus (“HPV”) and HBV using CRISPR/Cas9. The Company concluded that the assets acquired and liabilities assumed did not meet the definition of a business as a limited number of inputs were acquired but no substantive processes were acquired. As such, the acquisition was accounted for as an asset purchase.

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

The Company allocated the purchase price of $15.3 million between property and equipment of $0.8 million and in-process research and development of $14.5 million, based on the relative fair values of the assets acquired, which was expensed as research and development expenses in 2018.

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

None of the milestones have been achieved as of March 31, 2020, therefore no amounts were recognized relating to the contingent consideration.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Payments received in advance that were related to future research activities were deferred and recognized as revenue when the donor-imposed conditions were met, which was as the research and development activities were performed. The Company recognized $0.5 million for the three months ended March 31, 2019. No revenue was recognized for the three months ended March 31, 2020.

Human Immunodeficiency Virus (“HIV”) Grant

On January 26, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation pursuant to which it was awarded a grant totaling up to $12.2 million for its HIV program (the “HIV Grant”). In February 2020, the parties amended the HIV Grant pursuant to which the Company was awarded with a supplemental grant of $8.6 million. Under the amendment, the HIV Grant will remain in effect until December 31, 2021, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $4.9 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation pursuant to which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The TB Grant will remain in effect until June 30, 2020, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. As of March 31, 2020, the Company anticipates the TB Grant will be extended through December 2020. The Company estimates that $4.1 million of the funds received in advance and previously recorded as deferred revenue will not be earned by December 2020. Therefore, the Company has reclassified $4.1 million from deferred revenue to accrued and other liabilities as of March 31, 2020.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.1 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

National Institutes of Health

As part of the Company’s acquisition of TomegaVax in September 2016, the Company acquired grant agreements related to TomegaVax’s research effort in infectious diseases and cancer that entitled them to several awards under the Small Business Innovation Research Program from the National Institutes of Health (“NIH”). Through March 31, 2020, the Company has acquired or been awarded grants from NIH totaling $5.1 million. These grants are cost plus fixed fee agreements in which the Company is reimbursed for its direct and indirect costs. Only costs that are allowable under certain government regulations and NIH’s supplemental policy and procedure manual may be claimed for reimbursement, subject to government audit.

The Company recognized grant revenue of $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Brii Biosciences

In May 2018, the Company entered into an option and license agreement (the “Brii Agreement”) with Brii Biosciences Limited (previously named BiiG Therapeutics Limited) (“Brii Bio Parent”) and Brii Biosciences Offshore Limited (“Brii Bio”), pursuant to which the Company granted to Brii Bio, with respect to up to four of the Company’s programs, an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau (collectively, the “China Territory”) for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection (the “Field of Use”). The Company’s HBV siRNA program being developed under the Alnylam Agreement (described below) is included within the Brii Agreement as a program for which Brii Bio may exercise one of its options. In partial consideration for the options granted by the Company to Brii Bio, Brii Bio Parent and Brii Bio granted the Company, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. The number of options that the Company may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program. As of March 31, 2020, no license option had been exercised.

As partial consideration for the Company’s entry into the Brii Agreement, upon closing of Brii Bio Parent’s Series A preferred stock financing, the Company received ordinary shares equal to 9.9% of the outstanding shares in Brii Bio Parent. As a result of Brii Bio’s right to exercise one of its options for the Company’s HBV siRNA program, under the terms of the Alnylam Agreement, as amended, the Company will transfer to Alnylam a specified percentage of such equity consideration allocable to such program. The Company also received an option to purchase additional ordinary shares of Brii Bio Parent at a purchase price of $0.0001 per share in connection with additional Series A preferred stock issuances by Brii Bio Parent and an option to acquire shares of Brii Bio Parent’s Series B preferred stock (“Series B Closing Option”) upon the occurrence of a Series B financing at the same purchase price paid by the other Series B investors. In December 2019, Brii Bio Parent completed its initial Series B preferred stock financing. However, the Company did not exercise its additional Series A option or its Series B Closing Option and the options expired.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has determined that Brii Bio Parent and its wholly owned subsidiary Brii Bio are variable interest entities due to their reliance on future financing and having insufficient equity at risk. However, the Company does not have the power to direct activities which most significantly impact the economic success of these entities and is not considered the primary beneficiary of these entities. Therefore, the Company does not consolidate Brii Bio Parent or Brii Bio. The Company also determined that it does not exercise significant influence over Brii Bio Parent or Brii Bio. The investment in Brii Bio Parent was recorded at its initial estimated fair value of $6.6 million. The Company also recorded a contract liability of $6.6 million within deferred revenue which represents deferred consideration for the four options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its options or the options expire. The Company accounts for its investment in Brii Bio Parent’s ordinary shares at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Brii Bio Parent.

In February 2020, the Company, Alnylam and Brii Bio Parent executed a share transfer agreement pursuant to the terms of the Alnylam Agreement (see Alnylam section below). Under the share transfer agreement, the Company transferred a portion of its ordinary shares held in Brii Bio Parent to Alnylam in connection with the execution of the Brii Agreement. As of March 31, 2020 and December 31, 2019, the carrying value of the investment in Brii Bio was $5.7 million and $6.6 million, respectively, which is included in other assets on the condensed consolidated balance sheets.

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

Pursuant to the Alnylam Agreement, the Company paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of the Company’s common stock. Both the upfront fee and the estimated fair value of the common stock were recognized as research and development expenses in 2017. Additionally, the receipt of consideration from Brii Bio as discussed above triggered a requirement under the Alnylam Agreement to transfer a portion of the consideration, consisting of equity in Brii Bio, to Alnylam. Accordingly, the Company recognized a liability of $0.8 million which remained outstanding as of December 31, 2019. In February 2020, the Company settled this liability by transferring to Alnylam a specified percentage of its equity consideration received from Brii Bio Parent.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Upon the achievement of a certain development milestone, as further discussed below, the Company was obligated to issue shares of the Company’s common stock equal to the lesser of (i) 1,111,111 shares or (ii) a certain number of shares based on the Company’s stock price at the time such milestone is achieved (the “Milestone Shares”). The Company will be required to pay Alnylam up to $190.0 million in the aggregate for the achievement of specified development and regulatory milestones by the first siRNA product directed to HBV, and up to $115.0 million for the achievement of specified development and regulatory milestones by the first product directed to the target of each infectious disease siRNA program for which the Company exercised its option. Following commercialization, the Company will be required to pay to Alnylam up to $250.0 million in the aggregate for the achievement of specified levels of net sales by siRNA products directed to HBV and up to $100.0 million for the achievement of specified levels of net sales by products directed to the target of each infectious disease siRNA program for which the Company exercised its option. The Company may also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of HBV products, and tiered royalties at percentages ranging from the high single-digits to the sub-teen double-digits on annual net sales of licensed infectious disease products, in each case subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country.

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

At inception of the Alnylam Agreement, the Milestone Shares did not meet the net settlement criteria to be accounted for as an embedded derivative. Therefore, there was no liability recorded from the inception of the Alnylam Agreement through September 30, 2019. Upon completion of the Company’s IPO in October 2019, the net settlement criteria of the definition of an embedded derivative had been met for the Milestone Shares. The initial fair value of the embedded derivative was estimated to be $13.6 million and was charged to research and development expense in the fourth quarter of 2019. The estimated fair value of the derivative liability was $12.4 million as of December 31, 2019. On March 10, 2020, the Company achieved the specified development milestone relating to the Milestone Shares and was obligated to issue the Milestone Shares within 60 days of such milestone event. Consequently, the Company remeasured and reclassified the derivative liability to additional paid-in capital. The estimated fair value of the derivative liability was $29.2 million as of March 10, 2020. In May 2020, the Company issued Alnylam 1,111,111 shares of the Company’s common stock. In addition to these Milestone Shares, the Company was also obligated to pay Alnylam $15.0 million as of March 31, 2020 in connection with the achievement of the specified development milestone. The $15.0 million milestone was paid in April 2020.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition to the Milestone Shares and $15.0 million milestone payable to Alnylam in the first quarter of 2020, the Company incurred $2.3 million and $1.5 million of expenses under the Alnylam Agreement during the three months ended March 31, 2020 and 2019, respectively.

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

The Company paid Rockefeller an upfront fee of $0.3 million for entry into the Rockefeller Agreement, and is required to pay annual license maintenance fees of $1.0 million, which will be creditable against royalties following commercialization. In addition, for achievement of specified development and regulatory milestone events, the Company will be required to pay up to $8.5 million with respect to the first infectious disease product for the HIV indication, up to $7.0 million with respect to each of the first four other infectious disease products with specified projected peak worldwide annual net sales, and up to $3.6 million with respect to any other infectious disease product. Following regulatory approval, the Company will be required to pay commercial success milestones of up to $40.0 million in the aggregate for the achievement of specified aggregate worldwide annual net sales of the first infectious disease product for the HIV indication and the first four infectious disease products with specified projected peak worldwide annual net sales. The Company will also be required to pay to Rockefeller a royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. The Company’s obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction. No license maintenance fees were recognized as research and development expense for the three months ended March 31, 2020 and 2019.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In March 2020, the Company entered into another patent license agreement with Xencor pursuant to which the Company obtained a non-exclusive license to Xencor’s Fc-region related technologies to extend the half-life of novel antibodies that the Company is investigating as potential treatments for patients with COVID-19. Under the terms of the agreement, the Company will be solely responsible for the activities and costs related to research, development, regulatory and commercial activities for the antibodies. The Company will be obligated to pay royalties based on net sales of licensed products in the low single-digits.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$12,703	$11,986
Computer equipment	540	540
Furniture and fixtures	1,404	1,351
Leasehold improvements	7,274	7,121
Construction in progress	149	142
Property and equipment, gross	22,070	21,140
Less accumulated depreciation and amortization	(5,832)	(4,832)
Total property and equipment, net	$16,238	$16,308

Depreciation and amortization expenses was $1.0 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Sale-Leaseback Transaction

In August 2019, the Company entered into a lease agreement whereby the Company sold various laboratory instruments, furniture, and other equipment for gross proceeds of $1.2 million to a bank and leased them back for a five-year term, collateralized by the underlying equipment. The Company determined it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transaction as a failed sale-leaseback whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor. As of March 31, 2020, the current and long-term portions of the financing obligation were $0.2 million and $0.8 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Research and development expenses	$6,784	$12,530
Payroll and related expenses	3,671	9,410
Restricted stock liability	1,007	1,434
Operating lease liabilities, current	3,165	—
Financing lease obligation, current	240	237
Excess funds payable under grant agreements	4,184	94
Other professional and consulting expenses	2,093	1,634
Other accrued expenses	774	1,156
Total accrued and other liabilities	$21,918	$26,495

7.	Commitments and Contingencies

Lease Agreements

The Company has various lease arrangements for office and laboratory space located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2020 and 2028. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain lease agreements also provide the Company with the option to renew for additional periods ranging from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. In addition, the Company entered into a sale-leaseback transaction in August 2019. See further discussion in Note 6—Balance Sheet Components.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. These additional charges are considered variable lease cost and are recognized in the period in which the costs are incurred.

The following table contains a summary of the lease costs recognized under Topic 842 and additional information related to operating leases for the three months ended March 31, 2020:

Three Months Ended
(in thousands)	March 31, 2020
Operating lease cost	$1,140
Short-term lease cost	155
Variable lease cost	594
Total least cost	$1,889

Other Information
Weighted average remaining lease term (in years)	4.8 years
Weighted average incremental borrowing rate	7.7%

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 was $1.1 million and was included in net cash used in operating activities in the Company's condensed consolidated statement of cash flows.

The maturity of the Company’s operating lease liabilities as of March 31, 2020 was as follows (in thousands):

Amounts
2020 (excluding the three months ended March 31, 2020)	$3,285
2021	4,139
2022	4,207
2023	4,259
2024	2,996
Thereafter	1,047
Total lease payments	19,933
Less: imputed interest	(3,237)
Present value of operating lease liabilities	$16,696

The following amounts were recorded in the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

Operating Leases
Operating right-of-use assets	$16,007

Accrued and other liabilities	$3,165
Operating lease liabilities, noncurrent	13,531
Total operating lease liabilities	$16,696

Rent expense under ASC 840 was $1.0 million for the three months ended March 31, 2019.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following are the aggregate non-cancelable future minimum lease payments under operating and financing leases as of December 31, 2019 (in thousands):

Year Ending December 31:	Amounts
2020	$4,525
2021	4,145
2022	4,206
2023	4,250
2024 and thereafter	4,005
Total	$21,131

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon the Company to provide indemnification under these agreements, and thus, there are no indemnification claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

8.	Related Party Transactions

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

In January 2019, pursuant to the Amended A&R Series A-1 and B Purchase Agreement, the Company sold an aggregate of 18,202,213 shares of Series B convertible preferred stock at $18.00 per share for gross proceeds of $327.5 million in two closings. The Company was authorized to sell up to 4,020,009 additional shares of Series B convertible preferred stock in one or more additional closings.

Upon closing of the IPO, all of the outstanding convertible preferred stock automatically converted into 88,112,733 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
10.	Common Stock Warrant

In September 2016, the Company issued a warrant to purchase an aggregate of 244,444 shares of the Company’s Series A-1 convertible preferred stock with an exercise price of $4.50 per share in connection with the termination of a sponsor research agreement. The warrant was fully vested upon the issuance date and has an expiration date of September 11, 2026. The warrant was initially accounted for as a liability and was subject to remeasurement at each reporting period, with changes in estimated fair value recognized as a component of other income (expense), net. Upon completion of the IPO in October 2019, the warrant automatically converted into a warrant to purchase 244,444 shares of common stock. Therefore, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11.	Stock-Based Awards

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2019	7,186,298	$5.25	8.5
Granted	923,104	$22.38
Exercised	(83,364)	$1.72
Forfeited	(66,622)	$2.33
Outstanding at March 31, 2020	7,959,416	$7.30	8.3	$214,883
Vested and expected to vest at March 31, 2020	7,959,416	$7.30	8.3	$214,883
Vested and exercisable at March 31, 2020	2,278,252	$2.45	7.5	$72,498

As of March 31, 2020, the Company expects to recognize the remaining unamortized stock-based compensation expense of $37.6 million related to stock options, over an estimated weighted average period of 2.7 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term of options (in years)	6.1	5.9
Expected stock price volatility	88.8% - 95.2%	89.4%
Risk-free interest rate	0.7% - 1.2%	2.5%
Expected dividend yield	—	—

The valuation assumptions were determined as follows:

Expected Term— The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.

Expected Volatility— The expected volatility was determined by examining the historical volatilities for industry peers and using an average of historical volatilities of Company’s industry peers as the Company does not have a sufficient historical trading history for its own stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate— The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividend Rate— The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its profit interest units in the foreseeable future.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested as of December 31, 2019	2,075,511	$0.95
Vested	(618,079)	0.93
Unvested as of March 31, 2020	1,457,432	$0.95

The shares of restricted stock have not been included in the shares issued and outstanding.

In January 2017, the Company entered into a restricted stock purchase agreement with an executive officer and a restricted stock purchase agreement with a director whereby the executive officer and the director purchased an aggregate of 3,624,355 shares of restricted stock. The consideration for the restricted stock was the issuance of promissory notes which are non-recourse in nature and are accounted for as in-substance stock options. The Company measured compensation cost for these in-substance options based on their estimated fair value on the grant date using the Black-Scholes pricing model. The Company is recognizing compensation cost over the requisite service period with an offsetting credit to additional paid-in capital. In August 2019, in accordance with the terms of the notes, the Company received $3.3 million as repayment of the outstanding promissory notes and accrued interest. The Company has a liability of $1.0 million for the portion of the promissory note repayment which relates to restricted common stock subject to future vesting as of March 31, 2020. The Company will reduce the restricted stock liability as the common stock vests.

As of March 31, 2020, there was $0.8 million of total unrecognized compensation cost related to unvested restricted stock, all of which is expected to be recognized over a remaining weighted-average period of 0.6 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees, including shares sold through the issuance of non-recourse promissory notes of which all the shares are considered to be options for accounting purposes in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$1,488	$425
General and administrative	1,479	2,028
Total stock-based compensation	$2,967	$2,453

12.	Net Loss Per Share

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2020	2019
Convertible preferred stock	—	88,112,773
Options issued and outstanding	7,959,416	6,008,936
Restricted shares subject to future vesting	1,457,432	3,921,293
Warrants to purchase convertible preferred stock	—	244,444
Warrants to purchase common stock	244,444	—
Total	9,661,292	98,287,446

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

13.	Subsequent Events

Amendment No. 3 to the Alnylam Agreement

On April 1, 2020, the Company and Alnylam entered into a third amendment to the Alnylam Agreement to expand the parties’ existing collaboration to include the development and commercialization of RNAi therapeutics targeting up to three human host factor targets relating to susceptibility to coronaviruses, for use in connection with the treatment, palliation, diagnosis or prevention of COVID-19, and other diseases caused by coronaviruses. The products arising from the activities directed to the host factor targets may utilize Alnylam’s recent advances in lung delivery of novel conjugates of siRNA – the molecules that mediate RNAi (the “Host Factor Products”).

Pursuant to this amendment, the parties will each be responsible for pre-clinical development costs incurred by such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan for Host Factor Products. The parties will equally share costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to filing of an investigational new drug application for the first Host Factor Product in the coronavirus program. Following the completion of initial pre-clinical development activities, if the Company exercises its option to progress one or more candidates arising from the coronavirus program into further development, the Company will be responsible for conducting all development, manufacturing and commercialization activities for Host Factor Products, at its sole expense, subject to Alnylam’s right to opt-in, during a specified period, to share equally with the Company the profits and losses in connection with development and commercialization of Host Factor Products.

If the Company exercises its program option for the coronavirus program, and successfully develops one or more Host Factor Products arising from such program, then unless Alnylam exercises its profit-sharing option, the Company will be required to pay Alnylam up to $15.0 million in the aggregate for the achievement of specified development milestones for the Host Factor Products. Following commercialization, the Company will also be required to make specified milestone payments to Alnylam on achievement of specified levels of annual net sales, and a tiered royalty at specified rates on annual net sales of the applicable Host Factor Products. However, with respect to sales to governmental authorities or sales for the purposes of biodefense, management of public health or other public policy reasons, such royalty will be payable at a percentage in the low single-digits, plus a pass-through amount of any royalties Alnylam is required to pay to third parties under any third party in-license agreements related to the Host Factor Products.

GSK Agreements

Preliminary Collaboration Agreement

On April 5, 2020, the Company and GlaxoSmithKline Intellectual Property Development Limited and GlaxoSmithKline Biologicals SA (together, “GSK”) entered into a binding preliminary collaboration agreement (the “Preliminary Collaboration Agreement”), pursuant to which the parties agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, and potentially other coronaviruses. The collaboration will be directed to the development and commercialization of three types of collaboration products under three separate programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2 (the “Functional Genomics Program”). For a period of four years following the closing of the Stock Purchase Agreement (as defined below), the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs.

The Company will be primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine for the Vaccine Program. GSK will be primarily responsible for the commercialization activities for the Antibody Program (except in connection with sales of antibody products licensed to WuXi Biologics (Hong Kong) Limited in People’s Republic of China, Hong Kong, Macau and Taiwan), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. Subject to an opt-out mechanism, the parties will share all development costs in accordance with the budget for each of the collaboration programs, with the Company bearing 72.5% of the development costs for the Antibody Program, 27.5% of the development costs for the Vaccine Program, and the parties sharing equally the development costs for the Functional Genomics Program.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On a collaboration product-by-collaboration product basis, either party will have the right, at specified points in development, to opt out of its co-funding obligations, and the other party may, at its election, either pursue such program unilaterally, or also cease the conduct and funding of such collaboration product. Unless a party has opted out prior to such time, the parties would share all profits and losses arising from any collaboration product in the same ratios in which the parties bore development costs for such collaboration program.

The parties will continue to negotiate a more detailed set of terms of a definitive collaboration agreement (the “Definitive Collaboration Agreement”), including more detailed financial terms, as well as operational provisions and consequences of any ongoing collaboration program as a result of a change of control of the Company. If the parties cannot reach agreement and enter into the Definitive Collaboration Agreement within 45 days following the execution of the Preliminary Collaboration Agreement, the terms of the Definitive Collaboration Agreement will be determined through mediation and binding arbitration. The Preliminary Collaboration Agreement will terminate upon the execution of the Definitive Collaboration Agreement, which will supersede the Preliminary Collaboration Agreement, and will remain in effect unless terminated by either party.

Stock Purchase Agreement

Concurrently with the execution of the Preliminary Collaboration Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million.

The consummation of the transactions under each of the Preliminary Collaboration Agreement and the Stock Purchase Agreement were subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The applicable waiting period was terminated early on April 22, 2020.

Letter Agreement with Samsung

On April 9, 2020, the Company and Samsung Biologics Co., Ltd. (“Samsung”) entered into a binding letter agreement (the “Letter Agreement”), pursuant to which Samsung will perform development and manufacturing services for the Company’s SARS-CoV-2 antibody program. Under the terms of the Letter Agreement, the Company has committed to purchase a firm and binding capacity reservation for a specified number of manufacturing slots in 2021 and 2022. The Company is obligated to pay a total of approximately $362 million for such capacity reservation on a take-or-pay basis regardless of whether such manufacturing slots are utilized by the Company, subject to annual adjustment based on the Korean Consumer Price Index, which also includes certain fees relating to project management and technology transfer. The amounts will be payable during 2021 and 2022 and invoiced on a per-batch basis, with shortfalls invoiced at the end of the year in which such shortfall occurs. The parties will continue to negotiate additional terms in a definitive agreement (the “Definitive Agreement”) and will use best efforts to execute the Definitive Agreement before July 31, 2020. The Letter Agreement will terminate upon the execution of the Definitive Agreement or mutual written agreement by the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Vir,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.

Overview

We are a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are among the leading causes of death worldwide and cause hundreds of billions of dollars of economic burden each year. We believe that now is the time to apply the recent and remarkable advances in immunology to combat infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.

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

Our lead SARS-CoV-2 monoclonal antibody, or mAb, development candidates, VIR-7831 and VIR-7832, have demonstrated high affinity for the SARS-CoV-2 spike protein and are highly potent in neutralizing SARS-CoV-2 in live-virus cellular assays. We plan to proceed directly into a Phase 2 clinical trial this summer pending regulatory review. In February 2020, we entered into a development and clinical and commercial manufacturing collaboration with WuXi Biologics; in March and April 2020, we expanded our collaboration with Alnylam Pharmaceuticals, Inc., or Alnylam, to include the development and commercialization of up to four additional RNA interference therapeutics including one targeting SARS-CoV-2 and three targets focused on host factors for SARS-CoV-2, including ACE2 and TMPRSS2, both of which are considered critical for viral entry. In May 2020, we and Alnylam announced the selection of a development candidate VIR-2703, an investigational RNAi therapeutic targeting the SARS-CoV-2 genome; in April 2020, we entered into a binding preliminary collaboration agreement with GlaxoSmithKline Intellectual Property Development Limited and GlaxoSmithKline Biologicals SA (together, “GSK”), pursuant to which we agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2; and we entered into a binding letter agreement with Samsung Biologics Co., Ltd., or Samsung, pursuant to which Samsung will perform development and manufacturing services for our SARS-CoV-2 antibody program.

In addition, VIR-2218, an HBV-targeting siRNA, has completed enrollment in an ongoing Phase 1/2 clinical trial. Data to date have demonstrated substantial reduction of hepatitis B virus surface antigen, or HBsAg, and VIR-2218 has been generally well tolerated. Additionally, we have initiated a Phase 1/2 clinical trial for VIR-2482, a mAb designed for the prevention of influenza A. We have built an industry-leading team that has deep experience in immunology, infectious diseases and product development. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials.

Prior to our initial public offering, or IPO, we funded our operations primarily from the issuance and sale of convertible preferred stock, and to a lesser extent from revenue from grant agreements with government-sponsored and private organizations, as well as research and development services. In October 2019, we completed our IPO pursuant to which we received net proceeds of $126.4 million, after deducting underwriting discounts, commissions and offering expenses. As of March 31, 2020, excluding restricted cash, we had $361.8 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In April 2020, we issued 6,626,027 shares of our common stock to Glaxo Group Limited, or GGL, (an affiliate of GSK) at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million.  For additional information on the stock issuance to GGL, see Note 13—Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our net losses were $77.2 million and $28.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $445.8 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net operating losses for at least the next several years. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we have implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. In March 2020, some of our workforce transitioned to working remotely. We are currently preparing plans to reopen our offices to allow employees to return when appropriate. These plans will be based on a phased approach consistent with local government requirements, and focused on employee safety. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing of clinical trial supply. For some of our clinical development programs, we are experiencing, and may continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

Our License, Collaboration and Grant Agreements

We have entered into grant, license and collaboration arrangements with various third parties. For details regarding these and other agreements, see Note 5—Grant, License and Collaboration Agreements and Note 13—Subsequent Events to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense), Net

Other income (expense), net consists of gains and losses from foreign currency transactions and from remeasurement of contingent consideration.

Provision for Income Taxes

Provision for income taxes consisted of immaterial international income tax.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenue:
Grant revenue	$5,231	$3,644	$1,587
Contract revenue	487	17	470
Total revenue	5,718	3,661	2,057
Operating expenses:
Research and development	64,979	25,872	39,107
General and administrative	12,649	8,559	4,090
Total operating expenses	77,628	34,431	43,197
Loss from operations	(71,910)	(30,770)	(41,140)
Other income (expense):
Interest income	1,755	2,245	(490)
Other income (expense), net	(7,069)	(145)	(6,924)
Total other income (expense)	(5,314)	2,100	(7,414)
Loss before provision for income taxes	(77,224)	(28,670)	(48,554)
Provision for income taxes	(16)	—	(16)
Net loss	$(77,240)	$(28,670)	$(48,570)

Revenue

Total revenue was $5.7 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase in total revenue was primarily due to an increase in revenue recognized under the HIV grant with the Bill & Melinda Gates Foundation due to supplemental award received in the first quarter of 2020 for reimbursement, in part, of prior period costs, and timing of research activities under this grant.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Licenses and collaborations	$32,995	$450	$32,545
Personnel	14,409	9,276	5,133
Contract manufacturing	1,685	6,489	(4,804)
Clinical costs	3,221	998	2,223
Other	12,669	8,659	4,010
Total research and development expenses	$64,979	$25,872	$39,107

Research and development expenses were $65.0 million and $25.9 million for the three months ended March 31, 2020 and 2019, respectively. This increase was primarily due to the following factors:

•

licenses and collaboration expenses increased by $32.5 million, which primarily attributable to an increase of $31.8 million on achievement of the first development milestone related to our collaboration agreement, or the Alnylam Agreement, with Alnylam;

•	personnel-related expenses increased by $5.1 million, which was primarily attributable to an increase in our headcount;

•

other research and development expenses increased by $4.0 million, which was attributable to increases of $1.4 million in external research costs due to increased clinical and manufacturing activities, $0.9 million in the allocation of facilities costs due to an increase in our headcount, and $1.7 million in supplies and equipment costs to support our programs related to COVID-19; and

•	clinical costs increased $2.2 million, which was primarily attributable to our influenza A clinical trial, which started in late 2019.

The increase was partially offset by a decrease of $4.8 million in contract manufacturing expense, which was primarily attributable to the manufacturing for HBV and influenza A drug products initiated in the first half of 2018 and completed in the second quarter of 2019.

General and Administrative Expenses

General and administrative expenses were $12.6 million and $8.6 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily due to increases in personnel-related expenses related to additional headcount, other facility expenses due to additional office space, and other expenses due to costs associated with operating as a public company.

Interest Income

Interest income was $1.8 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease was due to lower investment balances in the three months ended March 31, 2020 compared to the same period in 2019.

Other Income (Expense), Net

Other expense, net was $7.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase in expense was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax, Inc.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

As of March 31, 2020, excluding restricted cash, we had $361.8 million in cash, cash equivalents and investments, and an accumulated deficit of $445.8 million. We have financed our operations primarily through sales of our common stock in conjunction with the IPO, convertible preferred securities and payments received under our collaboration agreements.

On October 10, 2019, our registration statement on Form S-1 was declared effective by the SEC and our shares began trading on The Nasdaq Global Select Market on October 11, 2019. We sold an aggregate of 7,142,858 shares of our common stock at an initial offering price of $20.00 per share. As a result of the IPO, we received $126.4 million in net proceeds, after deducting underwriting discounts and commissions of approximately $10.0 million and offering expenses of approximately $6.4 million. In April 2020, we issued 6,626,027 shares of our common stock to GGL (an affiliate of GSK) at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. For additional information on the stock issuance to GGL, see Note 13—Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we will still need to raise substantial additional capital to fund the development of our product candidates. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	any expenses needed to attract, hire and retain skilled personnel;
•	the costs of operating as a public company; and
•	the extent to which we acquire or in-license other companies’ product candidates and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(48,409)	$(29,489)
Investing activities	104,219	(274,164)
Financing activities	85	317,409
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$55,895	$13,756

Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $48.4 million. This consisted primarily of a net loss of $77.2 million and an increase in our net operating assets of $0.8 million, partially offset by non-cash charges of $29.6 million. The change in our net operating assets of $0.8 million was primarily due to a decrease in deferred revenue of $3.2 million related to revenue recognized from the Bill & Melinda Gates Foundation grants and a decrease in accrued liabilities and other long-term liabilities of $10.2 million, which was partially offset by an increase of $12.9 million in accounts payable. The non-cash charges of $29.6 million primarily consisted of $3.0 million for stock-based compensation expense, $16.8 million for the change in fair value of the derivative liability under the Alnylam Agreement, $7.2 million for revaluation of contingent consideration and $1.0 million for depreciation and amortization.

During the three months ended March 31, 2019, net cash used in operating activities was $29.5 million. This consisted primarily of a net loss of $28.7 million and an increase in our net operating assets of $4.7 million, partially offset by non-cash charges of $3.9 million. The change in our net operating assets of $4.7 million was primarily due to a decrease in deferred revenue of $3.4 million related to revenue recognized from the Bill & Melinda Gates Foundation grants and a decrease in accrued liabilities and other long-term liabilities of $2.0 million, which was partially offset by an increase of $1.2 million in accounts payable. The non-cash charges of $3.9 million primarily consisted of $2.5 million for stock-based compensation expense, $0.7 million for revaluation of contingent consideration and $0.7 million for depreciation and amortization.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $104.2 million. This consisted primarily of $145.8 million in proceeds received from investments which matured during the period, partially offset by purchases of investments of $40.5 million and purchases of property and equipment of $1.3 million.

During the three months ended March 31, 2019, net cash used in investing activities was $274.2 million. This consisted primarily of purchases of short-term investments of $322.8 million and purchases of property and equipment of $3.5 million, partially offset by $52.1 million in proceeds received from short-term investments which matured during the period.

Financing Activities

During the three months ended March 31, 2019, cash provided in financing activities was $317.4 million. This consisted primarily of net proceeds received from the issuance of our Series B convertible preferred stock of $317.3 million.

Contractual Obligations and Commitments

Except as discussed in Note 7—Commitments and Contingencies and Note 13 – Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Except for the adoption of the new lease accounting standard on January 1, 2020, as described below and in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2020, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020.

Leases

On January 1, 2020, we adopted ASC 842, Leases, or ASC 842, using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2020 in accordance with ASC 840. We elected the package of practical expedients allowed under ASC 842, which permits us to account for our existing operating leases as operating leases under the new guidance, without reassessing our prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance, on January 1, 2020 we recognized operating lease right-of-use assets, or ROU, of $16.8 million and operating lease liabilities of $17.5 million. The difference between the ROU assets and lease liabilities is attributed to the elimination of deferred rent.

We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in our leases is generally unknown, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. When calculating the estimated incremental borrowing rates, we consider our credit risk, the lease term, the total lease payments and the impact of collateral, as necessary. The lease terms may include options to extend or terminate the lease when we are reasonably certain we will exercise such options. Rent expense for our operating leases is recognized on a straight-line basis within operating expenses over the reasonably assured lease term.

We elected to not separate lease and non-lease components for any leases within our existing classes of assets and, as a result, account for the lease and non-lease components as a single lease component. We also elected to not apply the recognition requirement to any leases within our existing classes of assets with a term of 12 months or less.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $178.7 million as of March 31, 2020, which consisted of money market funds. We also had short and long-term investments of $193.3 million as of March 31, 2020. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2020.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the condensed consolidated statements of operations and were not material for the three months ended March 31, 2020 and 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in April 2016, we have incurred significant net losses and have never generated any revenue from product sales. Our net loss was $77.2 million and $28.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $445.8 million. Although we completed our initial public offering, or IPO, in October 2019 raising net proceeds of $126.4 million after deducting underwriting discounts, commissions and offering expenses and we issued 6,626,027 shares of our common stock to GGL (an affiliate of GSK) in April 2020 for an aggregate purchase price of approximately $250.0 million, we expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. To date, we have never obtained regulatory approval for, or commercialized, any products. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2020, excluding restricted cash, we had cash, cash equivalents and investments of $361.8 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2020 will fund our current operating plans through at least the next 12 months from the issuance date of the condensed consolidated financial statements. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our time and financial resources in the development of our product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product development strategy, and we can provide no assurances that our product candidates will be successful in clinical trials or will ultimately receive regulatory approval.

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

In response to the recent outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as VIR-7831 and VIR-7832, and siRNA using our siRNA platform (in collaboration with Alnylam), such as VIR-2703. Our testing and development of these potential therapies is in early stages, and we may be unable to produce a therapy that successfully treats the virus in a timely manner, if at all. For example, we have not yet initiated any clinical trials for VIR-7831 and VIR-7832, although we plan to proceed directly into a Phase 2 clinical trial this summer pending regulatory review. We are also committing financial resources and personnel to the development of a potential therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. For example, in April 2020, we entered into a binding letter agreement with Samsung Biologics Co., Ltd. pursuant to which we are obligated to pay a total of approximately $362 million for a firm and binding capacity reservation for a specified number of manufacturing slots in 2021 and 2022 for our SARS-CoV-2 antibody program. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective. In addition, another party may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy in a more timely manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies.

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

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including the recent outbreak of COVID-19.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing VIR-2218 and VIR-3434 for the treatment of HBV, VIR-2482 for the prevention of influenza A, VIR-1111 for the prevention of human immunodeficiency virus, or HIV, VIR-2020 for the prevention of tuberculosis, or TB, and VIR-7831 and VIR-7832 for the treatment of COVID-19. In particular, clinical trials for prophylaxes tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the recent outbreak of COVID-19.

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

Our current and future collaborations and licenses could subject us to a number of risks, including the following:

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

Moreover, the FDA strictly regulates the promotional claims that may be made about drug and biologic products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

To successfully commercialize any product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability, and have no experience as a company in commercializing products. Establishing sales and marketing capabilities will be particularly important to the commercial success of our product candidates that target diseases with large patient populations throughout the world. We may seek to enter into collaboration agreements with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient time or resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel, and will have to compete with those companies to recruit, hire, train and retain any of our own marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, which will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposals for fiscal years 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019. While some of these measures may require additional authorization to become effective, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug and biological product costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Given the amount of time required for the development, testing and regulatory review of our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent, provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of March 31, 2020, we had 237 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. In addition, we must effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in the San Francisco Bay Area, which is currently subject to a state executive order and a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the recent outbreak of COVID-19, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including a California executive order, a San Francisco Bay Area and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The San Francisco Bay Area shelter-in-place will continue until May 31, 2020, unless further extended, and the California executive order will continue for an indefinite period of time. In addition, our Humabs BioMed S.A. subsidiary headquartered in Bellinzona, Switzerland has employees who reside in Italy and who are affected by the national quarantine imposed by the Italian government to slow the spread of COVID-19. As a result of these recent developments, we have implemented work-from-home policies for most of our employees. The effects of the state executive order, a local shelter-in-place order, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment has been and may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been delayed or disrupted, which has adversely impacted our clinical trial operations. As previously disclosed, clinical trials for our VIR-3434, VIR-1111 and VIR-2482 product candidates have been delayed due to the COVID-19 pandemic. Further delays to our trials may occur.

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

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the ongoing COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Our internal computer systems, or those of our collaborators, service providers or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively, and adversely affect our business, financial condition, results of operations and prospects.

Our internal computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other contractors or consultants are potentially vulnerable to malware, computer viruses, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. We have in the past experienced security breaches of our information technology systems. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Recent changes and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law a comprehensive tax reform bill, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which provides temporary relief from certain aspects of the Tax Act that had imposed limitations on the utilization of certain losses, interest expense deductions, and minimum tax credits. We are currently in the process of assessing the tax-related provisions of the CARES Act and its potential impact on us.

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2019, we had net operating loss carryforwards of $241.6 million for federal purposes and $118.8 million for state tax purposes. If not utilized, federal carryforwards arising in tax years ending prior to 2018 will begin expiring in 2034 and state carryforwards will begin expiring in 2031. Our ability to use our federal and state net operating losses to offset potential future taxable income that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

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

The Tax Act and the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after January 1, 2021. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/carryback periods, as well as the new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The ongoing COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the market price for our common stock may be influenced by the following:

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

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if the clinical trials and operating results fail to meet the expectations of analysts, our stock could decline. If analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As a public company, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. Despite reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an EGC.

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

We may also be subject to more stringent state law requirements. For example, on September 30, 2018, then California Governor Jerry Brown signed into law Senator Bill 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. By December 31, 2019, each public company with principal executive offices in California was required to have at least one female on its board of directors. By December 31, 2021, each public company is required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. The new law does not provide a transition period for newly listed companies. We are currently compliant with the requirements, but there are no assurances that we will be compliant in the future. If we fail to comply with this new law, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 for each subsequent violation, and our reputation may be adversely affected.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and we will continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, particularly after we are no longer an EGC. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act, unless we consent in writing to the selection of an alternative forum.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 3.02 Unregistered Sales of Equity Securities.

In March 2020, we achieved one of the specified development milestones relating to VIR-2218 pursuant to the Alnylam Agreement. In connection with the milestone, we issued Alnylam 1,111,111 shares of our common stock, or the Milestone Shares, on May 6, 2020.  The Milestone Shares were issued to Alnylam pursuant to the exemption from the registration requirements provided in Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering. Accordingly, the Milestone Shares have not been registered under the Securities Act and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

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

10.1+

First Amendment to Amended and Restated Employment Letter Agreement between the Company and Michael Kamarck, dated March 13, 2020 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.2†

Amendment No. 2 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated March 3, 2020 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.3†

Amendment No. 2 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated February 24, 2020 (incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

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

VIR BIOTECHNOLOGY, INC.

Date: May 12, 2020	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Howard Horn
Howard Horn
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)