Form 10-Q
period 2020-06-30
Vir Biotechnology, Inc.
filed 2020-08-11
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 127,054,463 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 3.	Defaults Upon Senior Securities	91
Item 4.	Mine Safety Disclosures	91
Item 5.	Other Information	91
Item 6.	Exhibits	92
Signatures		94

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$371,781	$109,335
Short-term investments	180,599	274,101
Restricted cash and cash equivalents, current	11,024	6,181
Prepaid expenses and other current assets	15,357	13,378
Total current assets	578,761	402,995
Intangible assets, net	35,082	35,694
Goodwill	16,937	16,937
Property and equipment, net	16,311	16,308
Operating right-of-use assets	15,177	—
Restricted cash and cash equivalents, noncurrent	1,192	7,300
Long-term investments	—	24,290
Other assets	8,778	8,547
TOTAL ASSETS	$672,238	$512,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	4,382	$5,881
Accrued and other liabilities	38,560	26,495
Deferred revenue, current portion	7,298	6,181
Contingent consideration, current portion	4,700	8,200
Derivative liability	—	12,449
Total current liabilities	54,940	59,206
Deferred revenue, noncurrent	3,815	12,670
Operating lease liabilities, noncurrent	12,762	—
Contingent consideration, noncurrent	30,670	9,380
Deferred tax liability	3,305	3,305
Other long-term liabilities	2,967	3,568
TOTAL LIABILITIES	108,459	88,129
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 117,727,086 and 107,648,925 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	12	11
Additional paid-in capital	1,040,988	793,051
Accumulated other comprehensive loss	(295)	(601)
Accumulated deficit	(476,926)	(368,519)
TOTAL STOCKHOLDERS’ EQUITY	563,779	423,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$672,238	$512,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Grant revenue	$719	$1,961	$5,950	$5,605
License revenue from a related party	22,747	—	22,747	—
Contract revenue	43,522	86	44,009	103
Total revenue	66,988	2,047	72,706	5,708
Operating expenses:
Research and development	79,653	29,805	144,632	55,677
General and administrative	16,386	8,011	29,035	16,570
Total operating expenses	96,039	37,816	173,667	72,247
Loss from operations	(29,051)	(35,769)	(100,961)	(66,539)
Other income (expense):
Interest income	825	2,307	2,580	4,552
Other income (expense), net	(2,895)	(447)	(9,964)	(592)
Total other income (expense)	(2,070)	1,860	(7,384)	3,960
Loss before provision for income taxes	(31,121)	(33,909)	(108,345)	(62,579)
Provision for income taxes	(46)	(19)	(62)	(19)
Net loss	$(31,167)	$(33,928)	$(108,407)	$(62,598)
Net loss per share, basic and diluted	$(0.27)	$(3.64)	$(0.97)	$(6.83)
Weighted-average shares outstanding, basic and diluted	114,980,652	9,327,651	111,684,283	9,165,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(31,167)	$(33,928)	$(108,407)	$(62,598)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(549)	145	295	254
Amortization of actuarial loss	6	—	11	—
Other comprehensive income (loss)	(543)	145	306	254
Comprehensive loss	$(31,710)	$(33,783)	$(108,101)	$(62,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2020	—	$—	108,350,368	$11	$825,833	$248	$(445,759)	$380,333
Issuance of common stock in connection with the achievement of a milestone	—	—	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	—	—	6,626,027	1	206,698	—	—	206,699
Issuance of common stock for cashless exercise of warrant	—	—	211,774	—	—	—	—	—
Vesting of restricted common stock	—	—	612,546	—	462	—	—	462
Exercise of stock options	—	—	815,260	—	2,245	—	—	2,245
Stock-based compensation	—	—	—	—	5,750	—	—	5,750
Other comprehensive loss	—	—	—	—	—	(543)	—	(543)
Net loss	—	—	—	—	—	—	(31,167)	(31,167)
Balance at June 30, 2020	—	$—	117,727,086	$12	$1,040,988	$(295)	$(476,926)	$563,779

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at March 31, 2019	88,112,733	$636,612	9,101,154	$1	$17,192	$95	$(222,506)	$(205,218)
Vesting of restricted common stock	—	—	197,983	—	—	—	—	—
Exercise of stock options	—	—	423,701	—	635	—	—	635
Stock-based compensation	—	—	—	—	1,399	—	—	1,399
Other comprehensive income	—	—	—	—	—	145	—	145
Net loss	—	—	—	—	—	—	(33,928)	(33,928)
Balance at June 30, 2019	88,112,733	$636,612	9,722,838	$1	$19,226	$240	$(256,434)	$(236,967)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	—	$—	107,648,925	$11	$793,051	$(601)	$(368,519)	$423,942
Reclassification of derivative liability to additional paid-in capital	—	—	—	—	29,245	—	—	29,245
Issuance of common stock in connection with the achievement of a milestone	—	—	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	—	—	6,626,027	1	206,698	—	—	206,699
Issuance of common stock for cashless exercise of warrant	—	—	211,774	—	—	—	—	—
Vesting of restricted common stock	—	—	1,230,625	—	889	—	—	889
Exercise of stock options	—	—	898,624	—	2,388	—	—	2,388
Stock-based compensation	—	—	—	—	8,717	—	—	8,717
Other comprehensive income	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	(108,407)	(108,407)
Balance at June 30, 2020	—	$—	117,727,086	$12	$1,040,988	$(295)	$(476,926)	$563,779

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	69,910,520	$309,137	8,858,799	$1	$14,672	$(14)	$(193,836)	$(179,177)
Issuance of Series B convertible preferred stock, net of issuance cost of $165	18,202,213	327,475	—	—	—	—	—	—
Vesting of restricted common stock	—	—	395,966	—	—	—	—	—
Exercise of stock options	—	—	468,073	—	702	—	—	702
Stock-based compensation	—	—	—	—	3,852	—	—	3,852
Other comprehensive income	—	—	—	—	—	254	—	254
Net loss	—	—	—	—	—	—	(62,598)	(62,598)
Balance at June 30, 2019	88,112,733	$636,612	9,722,838	$1	$19,226	$240	$(256,434)	$(236,967)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,407)	$(62,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,061	1,533
Amortization of intangible assets	612	612
Amortization of premiums (accretion of discounts) on investments, net	818	(1,220)
Noncash lease expense	1,646	—
Change in estimated fair value of contingent consideration	27,790	350
Payment of contingent consideration in excess of acquisition date fair value	(6,453)	—
Change in estimated fair value of derivative liability	16,796	—
Change in estimated fair value of convertible preferred stock warrant liability	—	784
Stock-based compensation	8,717	3,852
Other	11	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,159)	(653)
Other assets	(361)	(212)
Accounts payable	(1,342)	(833)
Accrued liabilities and other long-term liabilities	6,791	1,691
Operating lease liabilities	(1,557)	—
Deferred revenue	(4,011)	2,902
Net cash used in operating activities	(59,048)	(53,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,645)	(6,131)
Purchases of investments	(129,899)	(360,021)
Maturities of investments	247,168	136,471
Proceeds from disposal of an asset held sale	180	—
Net cash provided by (used in) investing activities	114,804	(229,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a collaboration agreement	206,699	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	317,335
Payment of contingent consideration	(3,547)	—
Payment of principal on financing lease obligations	(115)	—
Payment of offering costs related to initial public offering	—	(625)
Proceeds from exercise of stock options	2,388	702
Net cash provided by financing activities	205,425	317,412
Net increase in cash, cash equivalents and restricted cash and cash equivalents	261,181	33,939
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	122,816	59,362
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$383,997	$93,301
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$312	$526
Reclassification of derivative liability to additional paid-in capital	$29,245	$—
Deferred offering costs in accounts payable and accrued liabilities	$690	$2,284
Advanced proceeds applied to convertible preferred stock issuance	$—	$10,140
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$371,781	$80,678
Restricted cash and cash equivalents, current	11,024	11,620
Restricted cash and cash equivalents, noncurrent	1,192	1,003
Total cash, cash equivalents and restricted cash	$383,997	$93,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. Its current development pipeline consists of product candidates targeting severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), hepatitis B virus (“HBV”), influenza A, human immunodeficiency virus (“HIV”), and tuberculosis (“TB”).

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

Need for Additional Capital

The Company has incurred net losses since inception and expects such losses to continue over the next several years. As of June 30, 2020, the Company had an accumulated deficit of $476.9 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company had, excluding restricted cash, $552.4 million of cash, cash equivalents, and short-term investments at June 30, 2020. In July 2020, the Company completed a follow-on offering of its common stock and issued 8,214,285 shares of its common stock for net proceeds of $323.2 million, after deducting underwriting discounts, commissions and offering expenses. Based on the Company’s business plans, management believes that its cash, cash equivalents, and short-term investments as of June 30, 2020 together with the net proceeds from its July 2020 follow-on offering will be sufficient to fund its operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period.

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

Concentration of Credit Risk and Other Risks and Uncertainties

With the global spread of the current COVID-19 pandemic, the Company has implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will have an impact on the clinical development timelines for some of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

In addition, the Company is subject to a number of other challenges and risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or achieve profitability. In addition, to the extent the current COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the condensed consolidated balance sheets. As of June 30, 2020, the Company has no off-balance sheet concentrations of credit risk.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company, through its investment in Brii Biosciences Limited, holds privately held equity securities in which the Company does not have a controlling interest or significant influence. The Company’s investment in Brii Biosciences Limited is recorded at cost and adjusted for impairments and observable price changes with the same or similar security from the same issuer. The valuation of the Company’s investment in Brii Biosciences Limited utilizes significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market prices and inherent lack of liquidity. Additionally, the determination of whether an orderly transaction is for the same or similar investment requires significant management judgment including the nature of the rights and obligations of its investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee. See Note 6—Collaboration and License Agreements for additional information on the Company’s investment in Brii Biosciences Limited.

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

License and Contract Revenue

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

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606 or other guidance, as deemed appropriate. The Company has entered into a number of license and collaboration agreements that fall within the scope of ASC 606. The Company evaluates the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses, (ii) performance of research and development services, and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to the Company’s intellectual property.

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. These agreements may include the following types of consideration: non-refundable upfront payments, reimbursement for research services, research, development or regulatory milestone payments, and royalty and commercial sales milestone payments.

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

When the Company determines that assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets. Therefore, the initial cost of acquired IPR&D is expensed, and no goodwill is recorded. Any contingent consideration is recognized only when it becomes payable or is paid.

The changes in fair values of contingent consideration related to achievement of various milestones related to product candidates are recorded within research and development expense.

Embedded Derivatives

The Company evaluates certain of its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under Topic ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. The embedded derivatives are reported on the condensed consolidated balance sheets at their estimated fair values. Specifically, any contingent consideration related to an asset acquisition that meets the definition of an embedded derivative  are classified as contingent consideration on the condensed consolidated balance sheets. Any change in estimated fair values, as determined at each measurement period, are recorded in the condensed consolidated statements of operations based on the nature of the related contingencies. The changes in fair values of an embedded derivative related to achievement of various milestones related to product candidates are recorded within research and development expense. Otherwise, the changes in fair values are recorded within other income (expense), net.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”). ASC 842 requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use (“ROU”) asset and lease liability, unless the lease is a short-term lease, defined as having a term of 12 months or less. The Company early adopted the standard on January 1, 2020 using the optional modified retrospective transition method by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. Results for the three and six months ended June 30, 2020 are presented under ASC 842. The prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance, ASC 840, Leases.

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

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption resulted in additional disclosures related to the Company’s Level 3 financial instruments. See Note 3 – Fair Value Measurements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”). The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new guidance is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 as of January 1, 2020 and the adoption of ASU 2018-18 had no impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including the Company’s financial instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will likely result in more timely recognition of credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis. As an emerging growth company, Topic 326 would have been effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. However, in light of the Company’s public float as of June 30, 2020, the Company expects that it will no longer be an emerging growth company on December 31, 2020. Therefore, the Company will be required to adopt ASU 2016-13 in its consolidated financial statements for the year ended December 31, 2020. The Company is currently assessing the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		June 30, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$381,942	$—	$—	$381,942
U.S. government treasuries	Level 2	180,169	433	(3)	180,599
Total financial assets		$562,111	$433	$(3)	$562,541

(1)	Includes $12.2 million of restricted cash equivalents.

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$106,127	$—	$—	$106,127
U.S. government treasuries (2)	Level 2	298,256	140	(5)	298,391
Bank time deposits	Level 2	2,500	—	—	2,500
Total financial assets		$406,883	$140	$(5)	$407,018

(1)	Includes $13.5 million of restricted cash equivalents.
(2)	Includes $24.3 million classified as long-term investments.

As of June 30, 2020, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized gains of $0.4 million were recorded in accumulated other comprehensive income (loss) at June 30, 2020. As of June 30, 2020, no securities have contractual maturities of longer than one year.

Level 3 liabilities consist of contingent consideration and derivative liability as of December 31, 2019. As of June 30, 2020, Level 3 liabilities consist of contingent consideration.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. In May 2020, the Company achieved one of the specified clinical milestones for the HBV product. As such, the Company paid $10.0 million related to this milestone event in June 2020. As of June 30, 2020, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones using the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Discount rates	12% - 14% (13%)
Probability of achievement	14% - 49% (28%)

(1)	Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

As of December 31, 2019, the Company calculated the estimated fair value of the clinical and regulatory milestones using discount rates ranging from 7.7% to 11.1%.

For the commercial milestones, the Company used a Monte Carlo simulation upon the availability of a discrete revenue forecast and the increased likelihood that the clinical trials would commence. As of June 30, 2020, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, as well as the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Volatility	60%
Discount rate	11%
Probability of achievement	14% - 16% (15%)

(1)	Unobservable inputs were weighted based on the relative fair value of the commercial milestone payments.

As of December 31, 2019, the Company’s Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, an expected revenue volatility of 55%, and a discount rate of 13%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of June 30, 2020 and December 31, 2019, the estimated fair value of the contingent consideration related to the Humabs acquisition was $23.2 million and $14.9 million, respectively, with changes in the estimated fair value recorded in research and development expense in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instruments. As of June 30, 2020, the fair value of the contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Volatility	88%
Discount rates	0.0% - 0.2% (0.1%)

(1)	Unobservable inputs were weighted based on the relative fair value of the underlying milestones.

As of December 31, 2019, the fair value of the contingent consideration was estimated using expected volatility of 81%, and discount rates ranging from 1.6% to 1.7%. As of June 30, 2020 and December 31, 2019, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $12.2 million and $2.7 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Liability

The derivative liability relates to the Milestone Shares (as defined in Note 6) in connection with the collaboration and license agreement (the “Alnylam Agreement”) with Alnylam Pharmaceuticals, Inc. (“Alnylam”). See Note 6—Collaboration and License Agreements.

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

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration	Derivative Liability	Total
Balance at December 31, 2019	$17,580	$12,449	$30,029
Changes in fair value	27,790	16,796	44,586
Payment of contingent consideration related to Humabs acquisition	(10,000)	—	(10,000)
Reclassification of derivative liability to additional paid-in capital upon achievement of development milestone	—	(29,245)	(29,245)
Balance at June 30, 2020	$35,370	$—	$35,370

4.Acquisitions

Acquisition of TomegaVax

In September 2016, the Company entered into an agreement and plan of merger (“TomegaVax Merger Agreement”) to acquire all of the equity interests of TomegaVax. The primary asset purchased in the acquisition was an in-process cytomegalovirus (“CMV”) vector-based vaccine platform for use in HBV, HIV, and TB.

In connection with the entry into the TomegaVax Merger Agreement, the Company also entered into a letter agreement with TomegaVax (the “TomegaVax Letter Agreement”), which provides for certain payments to TomegaVax’s former stockholders before September 2024, in each case so long as the Company is continuing to pursue the development of the TomegaVax technology. Under the terms of the TomegaVax Letter Agreement, the Company will be required to pay to the former stockholders of TomegaVax milestone payments of up to an aggregate of $30.0 million if the per-share price of the Company’s publicly traded common stock, or implied price per share of the Company’s Series A-1 convertible preferred stock (or common stock upon conversion) upon a certain asset sale, merger or stock sale, is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization), with the amount of such payments determined by the share price and the stage of the Company’s clinical development at the time of the relevant event triggering the payment. The share price of the Company’s publicly traded common stock will be determined using the average of the daily volume-weighted average trading price of the Company’s common stock for each trading day during a consecutive 90-day period. The foregoing payments are payable (i) during any date after the completion of an initial public offering by the Company or any successor or affiliate controlling the TomegaVax technology, provided that no payment will be due before the first anniversary of the initial public offering, (ii) upon the sale of all assets related to the TomegaVax technology or (iii) upon a merger or stock sale of the Company or any successor or affiliate controlling the TomegaVax technology, in each case subject to certain conditions concerning the timing of the payments. The payments under the TomegaVax Letter Agreement can be made in cash or shares of the Company’s common stock, at the discretion of the Company’s board of directors.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of June 30, 2020, the estimated fair value of the embedded derivative was $12.2 million.

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company which discovers and develops monoclonal antibodies derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third-parties. The Company is obligated to pass-through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. In addition to the cash payment and issuance of common stock to the former Humabs shareholders at the acquisition date, the Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for an HBV product; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product.

In May 2020, the Company achieved one of the specified clinical milestones for the HBV product. As such, the Company paid $10.0 million related to this milestone event in June 2020. The estimated fair value of the remaining contingent consideration was $23.2 million as of June 30, 2020.

Acquisition of Agenovir

In January 2018, the Company entered into an agreement and plan of merger (the “Agenovir Merger Agreement”) with Agenovir, under which the Company purchased all equity interests of Agenovir. The primary assets purchased in the acquisition were in-process research and development programs in human papillomavirus (“HPV”) and HBV using CRISPR/Cas9. The Company concluded that the assets acquired and liabilities assumed did not meet the definition of a business as a limited number of inputs were acquired but no substantive processes were acquired. As such, the acquisition was accounted for as an asset purchase.

At the acquisition date, the Company paid cash and issued shares of Series A-2 convertible preferred stock to the former Agenovir stockholders. During a specified period following the closing of the Agenovir acquisition, the Company will be required to pay Agenovir’s former stockholders up to $45.0 million in the aggregate for the achievement of specified development and regulatory milestones for the first HBV product, and if the Company elects to progress the HPV program, the Company will owe up to $45.0 million in the aggregate for the achievement of development and regulatory milestones for the first HPV product. In addition, during a specified period following the closing of the Agenovir acquisition, if the Company successfully commercializes one or more products arising from the HBV program or the HPV program, the Company will owe milestone payments for the achievement of specified levels of worldwide annual net sales of up to $90.0 million for products arising from each program, or up to $180.0 million in the aggregate, if the Company were to commercialize products from both the HBV program and the HPV program. The Company terminated the HPV program in February 2020 and no longer has any further obligations related to this program under the Agenovir Merger Agreement.

None of the milestones have been achieved as of June 30, 2020, therefore no amounts were recognized relating to the contingent consideration.

5.	Grant Agreements

Bill & Melinda Gates Foundation Grants

Campylo/EPEC/EAEC Grant

As part of the Company’s acquisition of Humabs in August 2017, the Company acquired a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $4.7 million (the “2017 Grant”). The 2017 Grant supported the Company’s discovery, characterization and selection of human monoclonal antibodies with pre-clinical efficacy against three enteric pathogens responsible for life-threatening diarrhea in neonates. The 2017 Grant expired on May 31, 2019.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Payments received in advance that were related to future research activities were deferred and recognized as revenue when the donor-imposed conditions were met, which was as the research and development activities were performed. The Company recognized $0.4 million and $0.9 million for the three and six months ended June 30, 2019, respectively. No revenue was recognized for the three and six months ended June 30, 2020.

Human Immunodeficiency Virus (“HIV”) Grant

On January 26, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $12.2 million for its HIV program (the “HIV Grant”). In February 2020, the parties amended the HIV Grant under which the Company was awarded a supplemental grant of $8.6 million. Under the amendment, the HIV Grant will remain in effect until December 31, 2021, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.5 million and $5.4 million for the three and six months ended June 30, 2020, respectively, and $0.8 million and $2.9 million for the three and six months ended June 30, 2019, respectively.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The parties amended the agreement in May 2020 under which the grant term was extended to February 28, 2021, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. The Company currently estimated that $3.7 million of the funds received in advance and previously recorded as deferred revenue would not be earned by February 2021 and is therefore included within accrued and other liabilities as of June 30, 2020.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of nil and $0.1 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $1.3 million for the three and six months ended June 30, 2019, respectively.

National Institutes of Health

As part of the Company’s acquisition of TomegaVax in September 2016, the Company acquired grant agreements related to TomegaVax’s research effort in infectious diseases and cancer that entitled them to several awards under the Small Business Innovation Research Program from the National Institutes of Health (“NIH”). Through June 30, 2020, the Company has acquired or been awarded grants from NIH totaling $5.1 million. These grants are cost plus fixed fee agreements under which the Company is reimbursed for its direct and indirect costs. Only costs that are allowable under certain government regulations and NIH’s supplemental policy and procedure manual may be claimed for reimbursement, subject to a government audit.

The Company recognized grant revenue of $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
6.	Collaboration and License Agreements

GSK

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. (together, “GSK”) entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by the Company and certain GSK entities in April 2020 (the “Preliminary Agreement”) (such definitive collaboration agreement, the “GSK Agreement”). Concurrently with the execution of the Preliminary Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. After receipt of antitrust clearance on April 22, 2020, the Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the associated Stock Purchase Agreement between the parties (“Effective Date”). Under the terms of the GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, and potentially other coronaviruses (the “Functional Genomics Program”).

For a period of four years following the Effective Date, the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs, and under the oversight of a joint steering committee (“JSC”). The Company will be primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine in the Vaccine Program. GSK will be primarily responsible for the commercialization activities for the Antibody Program (except in connection with sales of antibody products licensed to WuXi Biologics (Hong Kong) Limited in greater China), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. Subject to an opt-out mechanism, the parties will share all development costs, manufacturing costs and costs and expenses for the commercialization of the collaboration products, with the Company bearing 72.5% of such costs for the antibody products, 27.5% of such costs for the vaccine products, and equal sharing of such costs for the functional genomics products.

On a collaboration product-by-collaboration product basis, each party will have the one-time right, at specified points in development, to opt- out of its co-funding obligations, and the other party may, at its election, either pursue such program unilaterally, or also cease research and development activities and funding of such collaboration product. If the opt-out provisions are not exercised by either party subject to the terms of the GSK Agreement, the parties would share all profits and losses arising from any collaboration product in the same ratios in which the parties bore development costs for such collaboration program. For each collaboration product as to which a party exercises its opt-out right, the commercializing party will pay to the opt-out party royalties on net sales of the applicable collaboration product at rates based on factors such as the stage of development of such collaboration product at the time the opt-out party exercises such right, and whether the opt-out party is the lead party, or a portion of the sublicense revenue if the commercializing party chooses to sublicense or otherwise divest rights to such collaboration product. On an antibody product-by-antibody product basis, the Company has a co-promotion right with respect to such antibody product in the United States, under which the Company will have the right to perform up to 20% of details in connection with such antibody product.

The GSK Agreement will remain in effect with respect to each collaboration program for as long as there is a collaboration product being developed or commercialized by the lead party, or the non-opt-out party, in such program. Either party has the right to terminate the GSK Agreement in the case of the insolvency of the other party, an uncured material breach of the other party with respect to a collaboration program or collaboration product, or as mutually agreed by the parties. The GSK Agreement superseded and replaced the Preliminary Agreement between the parties.

The Company considered the ASC 606 criteria for combining contracts and determined that the GSK Agreement and Stock Purchase Agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The fair market value of the common stock issued to GGL was $206.7 million, based on the closing stock price of $36.70 on the date of execution of the Preliminary Agreement and Stock Purchase Agreement and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $43.3 million premium received by the Company. The Company accounted for the common stock issued to GGL based on its fair market value on the transaction date and determined that the premium paid by GSK should be attributed to transaction price of the GSK Agreement.

The Company concluded that the GSK Agreement contained four units of account: (i) the license granted to GSK under the Antibody Program (the “Antibody License”); (ii) the research and development activities (including clinical manufacturing) under the Antibody Program; (iii) the research and development activities under the Vaccine Program; and (iv) the research and development activities under the Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the GSK Agreement are performance obligations with a customer. The Company determined that the Antibody License is within the scope of ASC 606 and accordingly, accounted for the Antibody License as a distinct performance obligation under ASC 606. The Antibody License is a functional intellectual property and is distinct from the associated research and development activities to be performed under the program due to its significant standalone functionality. All other elements of the GSK Agreement including the research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The transaction price for the Antibody License at inception was determined to be $43.3 million, representing the premium on the sale of common stock to GSK. The Company determined that GSK can benefit from the Antibody License at the time of grant and therefore, the related performance obligation is satisfied at a point in time. As such, the Company recognized the $43.3 million as contract revenue during the three months ended June 30, 2020. Additionally, the Company is entitled to consideration from GSK related to profit and loss sharing arrangements (including royalties) contingent upon future sales of collaboration products under the Antibody Program. In accordance with ASC 606, the Company will recognize the revenue when the related sales occur as these amounts have been determined to relate predominantly to the Antibody License granted to GSK. The Company will re-evaluate the transaction price in each reporting period.

The remaining units of account of the GSK Agreement were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. Furthermore, the Company and GSK participate in the the commercial profit and loss sharing arrangement for each program commensurate with each party’s cost-sharing responsibilities during research and development. Because ASC 808 does not provide recognition and measurement guidance, the Company determined that the guidance in ASC 730, Research and Development, was appropriate to analogize to based on the nature of the cost-sharing provisions of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. The Company also concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the products under the Vaccine and Functional Genomics Programs will be analogized to ASC 606 and therefore, will be recognized when the related sales occur.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three and six months ended June 30, 2020, the Company recognized $3.8 million as a reduction of research and development expense under the GSK Agreement. As such, the Company has a receivable from GSK of $3.8 million included in prepaid expenses and other current assets as of June 30, 2020.

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

As partial consideration for the Company’s entry into the Brii Agreement, upon closing of Brii Bio Parent’s Series A preferred stock financing, the Company received ordinary shares equal to 9.9% of the outstanding shares in Brii Bio Parent. As a result of Brii Bio’s right to exercise one of its options for the Company’s HBV siRNA program, under the terms of the Alnylam Agreement, as amended, the Company transferred to Alnylam a specified percentage of such equity consideration allocable to such program as discussed below.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Brii Agreement will remain in force until the expiration of all options or, if any option is exercised, expiration of all royalty payment obligations for all licensed products within such licensed program, unless terminated in its entirety or on a program-by-program basis by either party. Each party may terminate for convenience all rights and obligations with respect to any program for which it has an option, with 30 days’ written notice (if the terminating party has not exercised an option for such program) or 180 days’ notice (following the exercise of an option for such program). The Brii Agreement may also be terminated by either party for insolvency of the other party, and either party may terminate the Brii Agreement in its entirety or on a program-by-program basis for the other party’s uncured material breach on 60 days’ written notice (or 30 days’ notice following failure to make payment).

The Company has determined that Brii Bio Parent and its wholly-owned subsidiary Brii Bio are variable interest entities due to their reliance on future financing and having insufficient equity at risk. However, the Company does not have the power to direct activities that most significantly impact the economic success of these entities and is not considered the primary beneficiary of these entities. Therefore, the Company does not consolidate Brii Bio Parent or Brii Bio. The Company also determined that it does not exercise significant influence over Brii Bio Parent or Brii Bio. The investment in Brii Bio Parent was recorded at its initial estimated fair value of $6.6 million. The Company also recorded a contract liability of $6.6 million within deferred revenue which represents deferred consideration for the four options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its options or the options expire. The Company accounts for its investment in Brii Bio Parent’s ordinary shares at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Brii Bio Parent.

In February 2020, the Company, Alnylam and Brii Bio Parent executed a share transfer agreement under the terms of the Alnylam Agreement (see Alnylam section below). Under the share transfer agreement, the Company transferred a portion of its ordinary shares held in Brii Bio Parent to Alnylam in connection with the execution of the Brii Agreement. As of June 30, 2020 and December 31, 2019, the carrying value of the investment in Brii Bio was $5.7 million and $6.6 million, respectively, which is included in other assets on the condensed consolidated balance sheets.

The Company’s maximum exposure to loss under the Brii Agreement is represented by options to acquire licenses to develop and commercialize potential products and future milestone payments. The ultimate expense that the Company incurs under the Brii Agreement cannot be quantified at this time as the amount will vary based on the timing and outcome of research activities.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Option Exercise by Brii Bio

In June 2020, Brii Bio exercised its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-2218 in the China Territory. As consideration for the Company’s grant to Brii Bio of an exclusive license related to VIR-2218 in the China Territory, the Company received a $20.0 million option exercise fee in connection with the option exercise. Also, the Company is eligible to receive the following payments related to VIR-2218 in the China Territory: a $30.0 million regulatory milestone payment, up to $175.0 million in sales-based milestone payments, and royalties on net sales ranging from high-teens to high-twenties.

The Company evaluated the transaction under ASC 606 and identified one performance obligation consisting of the license granted to Brii Bio. Under the Brii Agreement, Brii Bio is responsible for performing all research and development activities and the Company does not have any other performance obligations within the context of ASC 606 under the arrangement after the option exercise. The transaction price is determined to be $22.7 million which consists of the $20.0 million option exercise fee and $2.7 million of the deferred revenue allocated to the VIR-2218 option at inception of the Brii Agreement. The Company determined that the license is considered a functional intellectual property that is a distinct performance obligation. Specifically, the Company believes the license is capable of being distinct, as Brii Bio has the capabilities to develop the license either on its own or by contracting other third-parties. Brii Bio can benefit from the license at the time of grant and therefore, the related performance obligation is satisfied at a point in time. Additionally, all potential future milestones and other payments are constrained because the Company cannot conclude it is probable that a significant reversal in the amount recognized would not occur. The Company will re-evaluate the transaction price in each reporting period.

During the three and six months ended June 30, 2020, the Company recognized the $22.7 million as license revenue from a related party. The Company separately paid $10.0 million, half of the option exercise proceeds, to Alnylam in June 2020 in connection with the Alnylam Agreement that was recognized as research and development expense during the three months ended June 30, 2020.

Alnylam

October 2017 Agreement

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

The Company and Alnylam are jointly responsible for funding the initial research and development activities for VIR-2218 through the completion of proof of concept studies. Prior to the exercise of the Company’s option for each siRNA program directed to one of the Company’s selected infectious disease targets, Alnylam is responsible for conducting all development activities, at the Company’s expense, in accordance with an agreed upon development plan. Following the Company’s exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, the Company is solely responsible, at the Company’s expense (subject to Alnylam’s exercise of a profit-sharing option), for conducting all development, manufacture and commercialization activities for products arising from each such program. If Alnylam exercises a profit-sharing option for a product, the Company will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Alnylam Agreement, the Company paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of the Company’s common stock. Additionally, the receipt of consideration from Brii Bio as discussed above triggered a requirement under the Alnylam Agreement to transfer a portion of the consideration, consisting of equity in Brii Bio Parent, to Alnylam. Accordingly, the Company recognized a liability of $0.8 million which remained outstanding as of December 31, 2019. In February 2020, the Company settled this liability by transferring to Alnylam a specified percentage of its equity consideration received from Brii Bio Parent.

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

The term of the Alnylam Agreement will continue, on a product-by-product and country-by-country basis, until the expiration of all royalty payment obligations under the Alnylam Agreement. If the Company does not exercise its option for an infectious disease program directed to one of its selected targets, the Alnylam Agreement will expire upon the expiration of the applicable option period with respect to such program. However, if Alnylam exercises its profit-sharing option for any product, the term of the Alnylam Agreement will continue until the expiration of the profit-sharing arrangement for such product. The Company may terminate the Alnylam Agreement on a program-by-program basis or in its entirety for any reason on 90 days’ written notice. Either party may terminate the agreement for cause for the other party’s uncured material breach on 60 days’ written notice (or 30 days’ notice for payment breach), or if the other party challenges the validity or enforceability of any patent licensed to it under the Alnylam Agreement on 30 days’ notice.

At the inception of the Alnylam Agreement, the Milestone Shares did not meet the net settlement criteria to be accounted for as an embedded derivative. Therefore, there was no liability recorded from the inception of the Alnylam Agreement through September 30, 2019. Upon completion of the Company’s IPO in October 2019, the net settlement criteria of the definition of an embedded derivative had been met for the Milestone Shares. The initial fair value of the embedded derivative was estimated to be $13.6 million and was charged to research and development expense in the fourth quarter of 2019. The estimated fair value of the derivative liability was $12.4 million as of December 31, 2019. On March 10, 2020, the Company achieved the specified development milestone relating to the Milestone Shares and was obligated to issue the Milestone Shares within 60 days of such milestone event. Consequently, the Company remeasured and reclassified the derivative liability to additional paid-in capital. The estimated fair value of the derivative liability was $29.2 million as of March 10, 2020. In May 2020, the Company issued Alnylam 1,111,111 shares of the Company’s common stock. In addition to these Milestone Shares, the Company was also obligated to pay Alnylam $15.0 million as of March 31, 2020 in connection with the achievement of the specified development milestone. The $15.0 million milestone was paid in April 2020.

Second Amendment

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

Third Amendment

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

Pursuant to this amendment, the parties will each be responsible for pre-clinical development costs incurred by such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan for Host Factor Products. The parties will equally share costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to the filing of an investigational new drug application for the first Host Factor Product in the coronavirus program. Following the completion of initial pre-clinical development activities, if the Company exercises its option to progress one or more candidates arising from the coronavirus program into further development, the Company will be responsible for conducting all development, manufacturing and commercialization activities for Host Factor Products, at its sole expense, subject to Alnylam’s right to opt-in, during a specified period, to share equally with the Company the profits and losses in connection with development and commercialization of Host Factor Products.

If the Company exercises its program option for the coronavirus program, and successfully develops one or more Host Factor Products arising from such program, then unless Alnylam exercises its profit-sharing option, the Company will be required to pay Alnylam up to $15.0 million in the aggregate for the achievement of specified development milestones for the Host Factor Products. Following commercialization, the Company will also be required to make specified milestone payments to Alnylam on the achievement of specified levels of annual net sales, and a tiered royalty at specified rates on annual net sales of the applicable Host Factor Products.

Research and Development Expenses Recognized for the Period

In addition to the Milestone Shares and $15.0 million milestone payable to Alnylam in the first quarter of 2020, and the $10.0 million payment resulting from Brii Bio’s option exercise in the second quarter of 2020, the Company incurred expenses under the Alnylam Agreement of $2.5 million and $4.8 million during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, the Company incurred expenses under the Alnylam Agreement of $1.6 million and $3.1 million, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

WuXi Biologics

In February 2020, the Company entered into a development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) (the “WuXi Biologics Collaboration Agreement”), for the clinical development, manufacturing, and commercialization of the Company’s proprietary antibodies developed for SARS-CoV-2. Under the WuXi Biologics Collaboration Agreement, WuXi Biologics will conduct cell-line development, process and formulation development, and initial manufacturing for clinical development. WuXi Biologics will have the right to commercialize products incorporating such antibodies in greater China pursuant to an exclusive license granted for the selected antibodies that have been developed. The Company will have the right to commercialize such products in all other markets worldwide.

WuXi Biologics will perform mutually agreed development and manufacturing activities, under individual statements of work. In addition, the parties agreed that WuXi Biologics will pay the Company tiered royalties at percentages ranging from the high single-digits to mid-teens on annual net sales of all products sold by WuXi Biologics in greater China. The royalties are payable for a specified, standard royalty term. In addition, if WuXi Biologics sublicenses its commercialization rights to a third party, WuXi Biologics will pay the Company a percentage of the sublicense revenue received from such third party. The WuXi Biologics Collaboration Agreement will continue until the expiration of WuXi’s payment obligations to the Company, unless terminated earlier. If terminated earlier, the WuXi Biologics Collaboration Agreement may be terminated by (i) the written agreement of both parties, (ii) WuXi Biologics following the one year anniversary of the WuXi Biologics Collaboration Agreement effective date with respect to the entire agreement or on a product by product basis with 90 days’ prior written notice or (iii) by either party if the other party materially breaches the WuXi Biologics Collaboration Agreement and fails to cure such breach within sixty days.

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

In May 2020, the Company achieved one of the specified development milestones related to the HBV program. The Company recognized $1.3 million related to this milestone event and annual license maintenance fees as research and development expense during the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the Company recognized $1.0 million of license maintenance fees as research and development expense.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company will be obligated to make development, regulatory, and commercial milestone payments of up to $331.5 million in the aggregate relating to influenza A and influenza B products. MedImmune will also be entitled to receive tiered royalties based on net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B at percentages ranging from the mid-single-digits to sub-teen double-digits.

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

In August 2019, the Company achieved one of the specified development milestones relating to influenza A under the 2018 MedImmune Agreement. As such, the Company paid $5.0 million related to this milestone event in September 2019. The milestone payment was expensed to research and development.

Xencor

August 2019 License Agreement

In August 2019, the Company entered into a patent license agreement (the “2019 Xencor Agreement”) with Xencor, Inc., (“Xencor”). Under the 2019 Xencor Agreement, the Company obtained a non-exclusive, sublicensable (only to its affiliates and subcontractors) license to incorporate Xencor’s half-life extension Fc region-related technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s half-life extension Fc-related technologies, for each of the influenza A and HBV research programs. These technologies are used in the Company’s VIR-2482 and VIR-3434 product candidates.

In consideration for the grant of the license, the Company paid Xencor an upfront fee, which was recognized as research and development expenses in the third quarter of 2019. For each of the influenza A and HBV research programs, the Company will be required to pay Xencor development and regulatory milestone payments of up to $17.8 million in the aggregate, and commercial sales milestone payments of up to $60.0 million in the aggregate, for a total of up to $77.8 million in aggregate milestones for each program and $155.5 million in aggregate milestones for both programs. On a product-by-product basis, the Company will also be obligated to pay tiered royalties based on net sales of licensed products in the low single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the expiration of the last to expire valid claim in the licensed patents covering such product in such country.

In August 2019, the Company achieved one of the specified development milestones related to the influenza A program. As such, the Company paid $0.8 million related to the upfront fee and this milestone event in September 2019. In May 2020, the Company achieved one of the specified development milestones related to the HBV program. As such, the Company paid $0.3 million related to this milestone event in June 2020. The milestone payments are expensed to research and development.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 2020 License Agreement

In March 2020, the Company entered into a patent license agreement (the “2020 Xencor Agreement”) with Xencor under which the Company obtained a non-exclusive, sublicensable (only to the Company’s affiliates and subcontractors) license to incorporate Xencor’s half-life extension Fc region-related technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s half-life extension Fc-related technologies, for each of the coronavirus research programs. These technologies are used in the Company’s VIR-7831 and VIR-7832 product candidates.

In consideration for the grant of the license, the Company will be obligated to pay royalties based on net sales of licensed products in the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years.

The 2020 Xencor Agreement and 2019 Xencor Agreement will remain in force, on a product-by-product and country-by-country basis, until the expiration of all royalty payment obligations under each of the respective agreements. The Company may terminate each agreement in its entirety, or on a target-by-target basis, for convenience upon 60 days’ written notice. Either party may terminate each agreement for the other party’s uncured material breach upon 60 days’ written notice (or 30 days in the case of non-payment) or in the event of bankruptcy of the other party immediately upon written notice. Xencor may terminate each agreement immediately upon written notice if the Company challenges, or upon 30 days’ written notice if any of the Company’s sublicensees challenge, the validity or enforceability of any patent licensed to the Company under each respective agreement.
7.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$13,811	$11,986
Computer equipment	556	540
Furniture and fixtures	1,404	1,351
Leasehold improvements	7,274	7,121
Construction in progress	159	142
Property and equipment, gross	23,204	21,140
Less accumulated depreciation and amortization	(6,893)	(4,832)
Total property and equipment, net	$16,311	$16,308

Depreciation and amortization expenses was $1.1 million and $2.1 million for the three and six months ended June 30, 2020, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2019, respectively.

Sale-Leaseback Transaction

In August 2019, the Company entered into a lease agreement whereby the Company sold various laboratory instruments, furniture, and other equipment for gross proceeds of $1.2 million to a bank and leased them back for a five-year term, collateralized by the underlying equipment. The Company determined it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transaction as a failed sale-leaseback whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor. As of June 30, 2020, the current and long-term portions of the financing obligation were $0.2 million and $0.8 million, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Research and development expenses	$20,945	$12,530
Payroll and related expenses	6,336	9,410
Excess funds payable under grant agreements	3,820	94
Operating lease liabilities, current	3,138	—
Restricted stock liability	546	1,434
Financing lease obligation, current	244	237
Other professional and consulting expenses	2,936	1,634
Other accrued expenses	595	1,156
Total accrued and other liabilities	$38,560	$26,495

8.	Commitments and Contingencies

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

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table contains a summary of the lease costs recognized under ASC 842 and additional information related to operating leases for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2020
Operating lease cost	$1,141	$2,281
Short-term lease cost	162	317
Variable lease cost	646	1,240
Total least cost	$1,949	$3,838

Other Information
Weighted average remaining lease term (in years)		4.6
Weighted average incremental borrowing rate		7.7%

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2020 was $2.2 million and was included in net cash used in operating activities in the Company's condensed consolidated statement of cash flows.

The maturity of the Company’s operating lease liabilities as of June 30, 2020 was as follows (in thousands):

Amounts
2020 (excluding the six months ended June 30, 2020)	$2,162
2021	4,142
2022	4,210
2023	4,262
2024	2,998
Thereafter	1,058
Total lease payments	18,832
Less: imputed interest	(2,932)
Present value of operating lease liabilities	$15,900

The following amounts were recorded in the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

Operating Leases
Operating right-of-use assets	$15,177

Accrued and other liabilities	$3,138
Operating lease liabilities, noncurrent	12,762
Total operating lease liabilities	$15,900

Rent expense under ASC 840 was $1.0 million and $2.0 million for the three and six months ended June 30, 2019, respectively.

Manufacturing and Supply Letter Agreements

Letter Agreement with Samsung

On April 9, 2020, the Company and Samsung Biologics Co., Ltd. (“Samsung”) entered into a binding letter agreement (the “Samsung Letter Agreement”), pursuant to which Samsung will perform development and manufacturing services for the Company’s SARS-CoV-2 antibody program. Under the terms of the Samsung Letter Agreement, the Company has committed to purchase a firm and binding capacity reservation for a specified number of manufacturing slots in 2021 and 2022. The Company is obligated to pay a total of approximately $362 million for such capacity reservation on a take-or-pay basis regardless of whether such manufacturing slots are utilized by the Company, subject to annual adjustment based on the Korean Consumer Price Index, which also includes certain fees relating to project management and technology transfer. The amounts will be payable during 2021 and 2022 and invoiced on a per-batch basis, with shortfalls invoiced at the end of the year in which such shortfall occurs. The parties will continue to negotiate additional terms in a definitive agreement (the “Samsung Definitive Agreement”) and will use best efforts to execute the Samsung Definitive Agreement before July 31, 2020. The Samsung Letter Agreement will terminate upon the execution of the Samsung Definitive Agreement or mutual written agreement by the parties.

Letter of Intent with WuXi Biologics

On June 15, 2020, the Company and WuXi Biologics entered into a binding letter of intent (the “WuXi Biologics Letter Agreement”), pursuant to which WuXi Biologics will perform certain development and manufacturing services for the Company’s SARS-CoV-2 antibody program. Under the terms of the WuXi Biologics Letter Agreement, the Company has committed to purchase a firm and binding capacity reservation for the manufacture of a specified number of batches of drug substance of the Company’s SARS-CoV-2 antibody in 2020 and 2021. In addition, the Company has the right to order an additional specified number of batches of drug substance, provided it makes such election by a specified date in the fourth calendar quarter in 2020. WuXi Biologics is obligated to reserve such manufacturing slots on a non-cancellable basis, and will manufacture the agreed number of batches of drug substance in accordance with an agreed manufacturing schedule. The Company is obligated to pay a total of approximately $130.0 million for such capacity reservation, if all batches are manufactured, inclusive of estimated raw material costs, with between 70% and 80% of the

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

batch production fees owed to WuXi Biologics on a take-or-pay basis regardless of whether such manufacturing slots are utilized by the Company. The amounts will be payable during 2020 and 2021 and invoiced on a per-batch basis. The SARS-CoV-2 antibody drug substance contemplated to be manufactured in accordance with the terms of the WuXi Biologics Letter Agreement will be utilized in connection with progressing the development and commercialization of the SARS-CoV-2 antibody product under the Company’s collaboration with GSK.

The parties will continue to negotiate additional terms in a definitive commercial manufacturing and supply agreement (the “WuXi Biologics Definitive Agreement”) and will use their respective commercially reasonable efforts to execute the WuXi Biologics Definitive Agreement before July 30, 2020. The WuXi Biologics Letter Agreement will terminate upon the execution of the WuXi Biologics Definitive Agreement or mutual written agreement by the parties.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification obligation will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon the Company to provide indemnification under these agreements, and thus, there are no indemnification claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

9.	Related Party Transactions

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

In January 2019, pursuant to the Amended A&R Series A-1 and B Purchase Agreement, the Company sold an aggregate of 18,202,213 shares of Series B convertible preferred stock at $18.00 per share for net proceeds of $327.5 million in two closings. The Company was authorized to sell up to 4,020,009 additional shares of Series B convertible preferred stock in one or more additional closings.

Upon closing of the IPO, all of the outstanding convertible preferred stock automatically converted into 88,112,733 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
11.	Common Stock Warrant

In September 2016, the Company issued a warrant to purchase an aggregate of 244,444 shares of the Company’s Series A-1 convertible preferred stock with an exercise price of $4.50 per share in connection with the termination of a sponsor research agreement. The warrant was fully vested upon the issuance date and had an expiration date of September 11, 2026. The warrant was initially accounted for as a liability and was subject to remeasurement at each reporting period, with changes in estimated fair value recognized as a component of other income (expense), net. Upon completion of the IPO in October 2019, the warrant automatically converted into a warrant to purchase 244,444 shares of common stock. Therefore, the convertible preferred stock warrant liability was reclassified to additional paid-in capital. In May 2020, the holder exercised its warrant in a cashless exercise for which the Company issued an aggregate of 211,774 shares of common stock.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12.	Stock-Based Awards

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2019	7,186,298	$5.25	8.5
Granted	2,926,047	$28.29
Exercised	(898,624)	$2.66
Forfeited	(280,876)	$7.90
Outstanding at June 30, 2020	8,932,845	$12.97	8.5	$250,157
Vested and expected to vest at June 30, 2020	8,932,845	$12.97	8.5	$250,157
Vested and exercisable at June 30, 2020	2,054,724	$3.18	7.7	$77,653

As of June 30, 2020, the Company expects to recognize the remaining unamortized stock-based compensation expense of $78.2 million related to stock options, over an estimated weighted average period of 2.7 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term of options (in years)	5.5 - 6.1	5.9	5.5 - 6.1	5.9
Expected stock price volatility	95.7% - 100.6%	89.4%	88.8% - 100.6%	89.4%
Risk-free interest rate	0.4% - 0.5%	2.5%	0.4% - 1.2%	2.5%
Expected dividend yield	—	—	—	—

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

Expected Volatility— The expected volatility was determined by examining the historical volatilities for industry peers and using an average of historical volatilities of the Company’s industry peers as the Company does not have a sufficient historical trading history for its own stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested as of December 31, 2019	2,075,511	$0.95
Vested	(1,230,625)	0.92
Unvested as of June 30, 2020	844,886	$0.98

The shares of restricted stock have not been included in the shares issued and outstanding.

In January 2017, the Company entered into a restricted stock purchase agreement with an executive officer and a restricted stock purchase agreement with a director whereby the executive officer and the director purchased an aggregate of 3,624,355 shares of restricted stock. The consideration for the restricted stock was the issuance of promissory notes which are non-recourse in nature and are accounted for as in-substance stock options. The Company measured compensation cost for these in-substance options based on their estimated fair value on the grant date using the Black-Scholes pricing model. The Company is recognizing compensation cost over the requisite service period with an offsetting credit to additional paid-in capital. In August 2019, under the terms of the notes, the Company received $3.3 million as repayment of the outstanding promissory notes and accrued interest. The Company has a liability of $0.5 million for the portion of the promissory note repayment which relates to restricted common stock subject to future vesting as of June 30, 2020. The Company will reduce the restricted stock liability as the common stock vests.

As of June 30, 2020, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock, all of which is expected to be recognized over a remaining weighted-average period of 0.4 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees, including shares sold through the issuance of non-recourse promissory notes of which all the shares are considered to be options for accounting purposes in the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$2,700	$576	$4,188	$1,001
General and administrative	3,050	823	4,529	2,851
Total stock-based compensation	$5,750	$1,399	$8,717	$3,852

13.	Net Loss Per Share

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2020	2019
Convertible preferred stock	—	88,112,733
Options issued and outstanding	8,932,845	5,544,976
Restricted shares subject to future vesting	844,886	4,418,767
Warrants to purchase convertible preferred stock	—	244,444
Total	9,777,731	98,320,920

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

14.	Subsequent Events

Follow-on Offering

On July 10, 2020, the Company issued and sold 8,214,285 shares of the Company’s common stock pursuant to a  registration statement on Form S-1 (File No. 333-239689) and a registration statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (File No. 333-239747) (collectively, the “Registration Statements”). The Registration Statements became effective on July 7, 2020. The price of the shares sold in the follow-on offering was $42.00 per share and the Company received total gross proceeds from the offering of approximately $345.0 million. After deducting underwriting discounts and commissions of $20.7 million and offering expenses of $1.1 million, the net proceeds were $323.2 million.

WuXi Biologics and Samsung Letter Agreement Assignments and Master Services Agreements

On August 4, 2020, the Company, GlaxoSmithKline Trading Services Limited (“GSKTSL”) and WuXi Biologics entered into an Assignment and Novation Agreement effective as of July 29, 2020 pursuant to which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the WuXi Biologics Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the WuXi Biologics Letter Agreement. On August 4, 2020, GSKTSL entered into a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics effective as of July 29, 2020 (the “WuXi Biologics MSA”), thereby superseding the WuXi Biologics Letter Agreement, and pursuant to which, among other things, WuXi Biologics will perform development and manufacturing services for clinical and commercial supply of antibody products under the Company’s SARS-CoV-2 antibody program.

On August 4, 2020, the Company, GSKTSL and Samsung entered into an Assignment and Novation Agreement effective as of July 31, 2020 pursuant to which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the Samsung Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the Samsung Letter Agreement. On August 4, 2020, GSKTSL entered into a Master Services Agreement with Samsung effective as of July 31, 2020 (the “Samsung MSA”), thereby superseding the Samsung Letter Agreement, and pursuant to which, among other things, Samsung will perform development and manufacturing services for clinical and commercial supply of antibody products under the Company’s SARS-CoV-2 antibody program.

GSKTSL entered into the WuXi Biologics MSA and Samsung MSA in connection with the performance of the obligations of the Company and GSK, pursuant to the GSK Agreement. In accordance with the terms of the GSK Agreement, the Company will continue to be responsible for 72.5% of the costs under each of the WuXi Biologics MSA and Samsung MSA, and GSK will bear 27.5% of such costs under each of the Samsung MSA and the WuXi Biologics MSA, subject to certain conditions and exceptions.

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

Overview

We are a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are among the leading causes of death worldwide and can cause trillions of dollars of direct and indirect economic burden each year – as evidenced by the current coronavirus disease 2019, or COVID-19, pandemic. We believe that now is the time to apply the recent and remarkable advances in immunology to combat infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.

We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. Our current development pipeline consists of product candidates targeting severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the virus that causes COVID-19, hepatitis B virus, or HBV, influenza A, human immunodeficiency virus, or HIV, and tuberculosis, or TB.

For SARS-CoV-2, VIR-7831, a SARS-CoV-2-neutralizing monoclonal antibody, or mAb, is planned to start a Phase 2/3 clinical trial program in August 2020 and we anticipate initial clinical data to be available before the end of the year. VIR-7832, a vaccinal SARS-CoV-2-neutralizing mAb, is planned to initiate a Phase 2 clinical trial later this year. VIR-2703, a SARS-CoV-2-targeting siRNA, is in preclinical studies, which are expected to be completed by the end of 2020. For HBV, VIR-2218, an HBV-targeting siRNA, is currently in an ongoing Phase 2 clinical trial. Initial Phase 2 data have demonstrated substantial, durable, and dose dependent reduction of hepatitis B virus surface antigen, or HBsAg, and VIR-2218 has been generally well-tolerated. We recently initiated a Phase 2 clinical trial to combine VIR-2218 with pegylated interferon-alpha, an approved immune modulatory agent. In addition, we recently initiated a Phase 1 clinical trial for VIR-3434, an HBV-neutralizing mAb. For influenza A, VIR-2482, a mAb designed for the prevention of influenza A, is currently in a Phase 1/2 clinical trial and has been generally well-tolerated. For HIV, VIR-1111, an HIV T cell vaccine based on HCMV, is planned to initiate a Phase 1 trial in the second half of this year. We have built an industry-leading team that has deep experience in immunology, infectious diseases and product development. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials.

Prior to our initial public offering, or IPO, we funded our operations primarily from the issuance and sale of convertible preferred stock, and to a lesser extent from revenue from grant agreements with government-sponsored and private organizations, as well as research and development services. In October 2019, we completed our IPO pursuant to which we received net proceeds of $126.4 million, after deducting underwriting discounts, commissions and offering expenses. As of June 30, 2020, excluding restricted cash, we had $552.4 million in cash, cash equivalents and short-term investments. In July 2020, we completed a follow-on offering of our common stock and issued 8,214,285 shares of our common stock for net proceeds of $323.2 million, after deducting underwriting discounts, commissions and offering expenses. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2020 together with the net proceeds from our July 2020 follow-on offering will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information on the follow-on offering, see Note 14—Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our net losses were $108.4 million and $62.6 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $476.9 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net operating losses for at least the next several years. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We are currently manufacturing product candidates from three different platforms: antibodies, T cells and siRNAs. We have established our own internal chemistry, manufacturing and control, or CMC, capabilities and are working with contract development and manufacturing organizations, or CDMOs to supply our early stage product candidates in the near-term. We have completed our internal capacity build in process development, analytical development, quality, manufacturing and supply chain. Specifically, our San Francisco, California and Portland, Oregon facilities include laboratories that support process development, production of human cytomegalovirus, or HCMV research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 and Phase 2 clinical trials. Material for Phase 3 clinical trials and commercial supply will require large-volume, low-cost-of-goods production. For example, we and our partner have recently executed a number of collaboration agreements with additional large-scale CDMOs to plan for future scale-up and capacity, particularly to support development and potential commercialization.

Recent SARS-CoV-2 Activities

Since February 2020, we have entered into a number of collaboration agreements to accelerate the development, manufacture, and potential commercialization of therapies to treat and prevent SARS-CoV-2 and other coronaviruses. We have also made substantial efforts to protect our intellectual property in this area, as evidenced by our recent expansion of our patent portfolio.

Development and Commercialization

•

In June 2020, we, Glaxo Wellcome UK Limited and Beecham S.A. (collectively referred to as GSK), entered into a definitive collaboration agreement, or the GSK Agreement, pursuant to which we agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2 and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses, or the Antibody Program; (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses, and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2. The initial antibodies under the Antibody Program are VIR-7831 and VIR-7832, which have demonstrated high affinity for the SARS-CoV-2 spike protein and are highly potent in neutralizing SARS-CoV-2 in live-virus cellular assays.

•

In March and April 2020, we entered into two further amendments to our collaboration and license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, to expand our existing collaboration of five infectious disease targets to nine, including one targeting SARS-CoV-2 and potentially other coronaviruses, and up to three targeting human host factors for SARS-CoV-2.

Manufacturing

•

In February 2020, we entered into a development and manufacturing collaboration with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for the clinical development, manufacturing, and commercialization of our proprietary antibodies developed for SARS-CoV-2. In addition, in June 2020, we entered into a binding letter of intent with WuXi Biologics, or the WuXi Biologics Letter Agreement, under which WuXi Biologics will perform certain development and manufacturing services for our SARS-CoV-2 antibody program. In July 2020, we assigned the WuXi Biologics Letter Agreement to GlaxoSmithKline Trading Services Limited, or GSKTSL, and GSKTSL entered into a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics, or the WuXi Biologics MSA, thereby superseding the WuXi Biologics Letter Agreement, and pursuant to which, among other things, WuXi Biologics will perform development and manufacturing services for clinical and commercial supply of antibody products under our SARS-CoV-2 antibody program. In accordance with the terms of the GSK Agreement, we will continue to be responsible for 72.5% of the costs under the WuXi Biologics MSA, and GSK will bear 27.5% of such costs, subject to certain conditions and exceptions.

•

In May 2020, we entered into a clinical development and manufacturing agreement with Biogen, Inc., or Biogen, under which Biogen will perform process development activities and specified manufacturing services under agreed statements of work for certain pre-commercial and clinical supply of SARS-CoV-2 antibodies.

•

In April 2020, we entered into a binding letter agreement, or the Samsung Letter Agreement, with Samsung Biologics Co., Ltd., or Samsung, under which Samsung will perform development and manufacturing services for our SARS-CoV-2 antibody program. In July 2020, we assigned the Samsung Letter Agreement to GSKTSL, and GSKTSL entered into a Master Services Agreement with Samsung, or the Samsung MSA, thereby superseding the Samsung Letter Agreement, and pursuant to which, among other things, Samsung will perform development and manufacturing services for clinical and commercial supply of antibody products under our SARS-CoV-2 antibody program. In accordance with the terms of the GSK Agreement, we will continue to be responsible for 72.5% of the costs under the Samsung MSA, and GSK will bear 27.5% of such costs, subject to certain conditions and exceptions.

COVID-19 Business Update

With the global spread of the current COVID-19 pandemic, we have implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. In March 2020, some of our workforce transitioned to working remotely. We have recently implemented plans to reopen our offices to allow employees to return when appropriate. These plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing of clinical trial supply. For some of our clinical development programs, we are experiencing, and may continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

Our License, Collaboration and Grant Agreements

We have entered into grant, license and collaboration arrangements with various third parties. For details regarding these and other agreements, see Note 5—Grant Agreements and Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our revenue consists of: (i) grant revenue; and (ii) license and contract revenue. Grant revenue is comprised of revenue derived from grant agreements with government-sponsored and private organizations. License and contract revenue is comprised of revenue generated from license rights issued and research and development services.

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

Other Income (Expense), Net

Other income (expense), net consists of gains and losses from foreign currency transactions and the remeasurement of contingent consideration related to our acquisition of TomegaVax, Inc., or TomegaVax.

Provision for Income Taxes

Provision for income taxes consisted of immaterial international income tax.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)
Revenue:
Grant revenue	$719	$1,961	$(1,242)	$5,950	$5,605	$345
License revenue from a related party	22,747	—	22,747	22,747	—	22,747
Contract revenue	43,522	86	43,436	44,009	103	43,906
Total revenue	66,988	2,047	64,941	72,706	5,708	66,998
Operating expenses:
Research and development	79,653	29,805	49,848	144,632	55,677	88,955
General and administrative	16,386	8,011	8,375	29,035	16,570	12,465
Total operating expenses	96,039	37,816	58,223	173,667	72,247	101,420
Loss from operations	(29,051)	(35,769)	6,718	(100,961)	(66,539)	(34,422)
Other income (expense):
Interest income	825	2,307	(1,482)	2,580	4,552	(1,972)
Other income (expense), net	(2,895)	(447)	(2,448)	(9,964)	(592)	(9,372)
Total other income (expense)	(2,070)	1,860	(3,930)	(7,384)	3,960	(11,344)
Loss before provision for income taxes	(31,121)	(33,909)	2,788	(108,345)	(62,579)	(45,766)
Provision for income taxes	(46)	(19)	(27)	(62)	(19)	(43)
Net loss	$(31,167)	$(33,928)	$2,761	$(108,407)	$(62,598)	$(45,809)

Revenue

Total revenue was $67.0 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $72.7 million and $5.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in total revenue was primarily due to $43.3 million of revenue related to the license granted to GSK under our collaboration agreement, and $22.7 million of revenue related to Brii Biosciences Offshore Limited’s, or Brii Bio’s, exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in greater China. For the three months ended June 30, 2020, the decrease in grant revenue was due to the timing of research activities under the HIV and TB grants with the Bill & Melinda Gates Foundation.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)
Licenses and collaborations	$26,563	$(100)	$26,663	$59,558	$350	$59,208
Personnel	14,756	10,841	3,915	29,165	20,117	9,048
Contract manufacturing	19,959	6,305	13,654	21,644	12,794	8,850
Clinical costs	4,278	1,175	3,103	7,499	2,173	5,326
Other	14,097	11,584	2,513	26,766	20,243	6,523
Total research and development expenses	$79,653	$29,805	$49,848	$144,632	$55,677	$88,955

Comparison of three months ended June 30, 2020 and 2019

Research and development expenses were $79.7 million and $29.8 million for the three months ended June 30, 2020 and 2019, respectively. This increase was primarily due to the following factors:

•

licenses and collaboration expenses increased by $26.7 million, which was primarily attributable to increases of $18.4 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, $10.0 million payment to Alnylam resulting from Brii Bio’s exercise of its option for VIR-2218, and $0.6 million in development milestone payments under third-party license agreements, partially offset by a $3.8 million reimbursement of costs pursuant to our collaboration with GSK;

•

contract manufacturing expense increased by $13.7 million, which was primarily attributable to an increase of $17.2 million related to initiation of manufacturing activities for our SARS-CoV-2 programs, partially offset by a decrease of $4.0 million related to the manufacturing for HBV and influenza A drug products initiated in the first half of 2018 and completed in the second quarter of 2019;

•	personnel-related expenses increased by $3.9 million, which was primarily attributable to an increase in our headcount;
•	clinical costs increased $3.1 million, which was primarily attributable to start up activities related to our VIR-7831, VIR-3434 and VIR-1111 clinical trials; and
•

other research and development expenses increased by $2.5 million, which was attributable to increases of $1.0 million in the allocation of facilities costs due to an increase in our headcount, $0.8 million in external research costs due to increased clinical and manufacturing activities, and $0.7 million in supplies and equipment costs to support our programs related to COVID-19.

Comparison of six months ended June 30, 2020 and 2019

Research and development expenses were $144.6 million and $55.7 million for the six months ended June 30, 2020 and 2019, respectively. This increase was primarily due to the following factors:

•

licenses and collaboration expenses increased by $59.2 million, which primarily attributable to increases of $31.8 million on achievement of the first development milestone related to our Alnylam Agreement, $17.7 million related to the change in fair value of the contingent consideration from our acquisition of Humabs, $10.0 million payment to Alnylam resulting from Brii Bio's exercise of its option for VIR-2218, and $0.6 million in development milestone payments under third-party license agreements, partially offset by a $3.8 million reimbursement of costs pursuant to our collaboration with GSK;

•	personnel-related expenses increased by $9.0 million, which was primarily attributable to an increase in our headcount;
•

contract manufacturing expense increased by $8.9 million, which was primarily attributable to an increase of $17.2 million related to initiation of manufacturing activities for our SARS-CoV-2 programs, partially offset by a decrease of $8.8 million related to the manufacturing for HBV, HIV and influenza A drug products initiated in 2018 and completed in the first half of 2019;

•

other research and development expenses increased by $6.5 million, which was attributable to increases of $2.4 million in supplies and equipment costs to support our programs related to COVID-19, $2.2 million in external research costs due to increased clinical and manufacturing activities, and $1.9 million in the allocation of facilities costs due to an increase in our headcount; and

•

clinical costs increased by $5.3 million, which was primarily attributable to our influenza A clinical trial, which started in late 2019, and start up activities related to our VIR-7831, VIR-1111 and VIR-3434 clinical trials.

General and Administrative Expenses

General and administrative expenses were $16.4 million and $8.0 million for the three months ended June 30, 2020 and 2019, respectively, and $29.0 million and $16.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily due to increases in personnel-related expenses related to additional headcount, legal fees, external consulting and other expenses due to costs associated with operating as a public company.

Interest Income

Interest income was $0.8 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was due to lower investment balances in the three and six months ended June 30, 2020 compared to the same periods in 2019.

Other Income (Expense), Net

Other expense, net was $2.9 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $10.0 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase in expense was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

As of June 30, 2020, excluding restricted cash, we had $552.4 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $476.9 million. We have financed our operations primarily through sales of our common stock and convertible preferred securities and payments received under our grant and collaboration agreements.

On October 10, 2019, our registration statement on Form S-1 was declared effective by the SEC and our shares began trading on The Nasdaq Global Select Market on October 11, 2019. We sold an aggregate of 7,142,858 shares of our common stock at an initial offering price of $20.00 per share. As a result of the IPO, we received $126.4 million in net proceeds, after deducting underwriting discounts and commissions of approximately $10.0 million and offering expenses of approximately $6.4 million. In April 2020, we issued 6,626,027 shares of our common stock to Glaxo Group Limited (an affiliate of GSK) at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. In July 2020, we completed a follow-on offering of our common stock and issued 8,214,285 shares of our common stock for net proceeds of $323.2 million, after deducting underwriting discounts, commissions and offering expenses. For additional information on the follow-on offering, see Note 14—Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2020 together with the net proceeds from our July 2020 follow-on offering, will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	any expenses needed to attract, hire and retain skilled personnel;
•	the costs of operating as a public company; and
•	the extent to which we acquire or in-license other companies’ product candidates and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(59,048)	$(53,792)
Investing activities	114,804	(229,681)
Financing activities	205,425	317,412
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$261,181	$33,939

Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $59.0 million. This consisted primarily of a net loss of $108.4 million, an increase in our net operating assets of $2.6 million, and a payment on contingent consideration of $6.5 million related to a milestone achieved related to our Humabs acquisition, partially offset by non-cash charges of $58.5 million. The change in our net operating assets of $2.6 million was primarily due to a decrease in deferred revenue of $4.0 million related to revenue recognized from the Bill & Melinda Gates Foundation grants, an increase of $2.2 million in prepaid expenses and other current assets related to a receivable under our GSK collaboration agreement, a decrease in operating lease liabilities of $1.6 million due to lease payments, and a decrease in accounts payable of $1.3 million, which was partially offset by an increase in accrued liabilities and other long-term liabilities by $6.8 million due to higher research and development activities. The non-cash charges of $58.5 million primarily consisted of $27.8 million for revaluation of contingent consideration, $16.8 million for the change in fair value of the derivative liability under the Alnylam Agreement, $8.7 million for stock-based compensation expense, and $2.1 million for depreciation and amortization.

During the six months ended June 30, 2019, net cash used in operating activities was $53.8 million. This consisted primarily of a net loss of $62.6 million, partially offset by a decrease in our net operating assets of $2.9 million and non-cash charges of $5.9 million. The decrease in our net operating assets of $2.9 million was primarily due to an increase in deferred revenue of $2.9 million related to upfront payments received from the Bill & Melinda Gates Foundation grants. The non-cash charges of $5.9 million primarily consisted of $3.9 million for stock-based compensation expense and $1.5 million for depreciation and amortization expense.

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $114.8 million. This consisted primarily of $247.2 million in proceeds received from investments which matured during the period, partially offset by purchases of investments of $129.9 million and purchases of property and equipment of $2.6 million.

During the six months ended June 30, 2019, net cash used in investing activities was $229.7 million. This consisted of purchases of short-term investments of $360.0 million and purchases of property and equipment of $6.1 million, partially offset by $136.5 million in proceeds received from short-term investments which matured during the period.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $205.4 million. This consisted primarily of proceeds received from the issuance of our common stock to GSK of $206.7 million in April 2020 and from exercises of stock options of $2.4 million, partially offset by a payment of contingent consideration related to our Humabs acquisition of $3.5 million.

During the six months ended June 30, 2019, net cash provided by financing activities was $317.4 million. This consisted primarily of net proceeds received from the issuance of our Series B convertible preferred stock of $317.3 million in January 2019.

Contractual Obligations and Commitments

Except as discussed in Note 8—Commitments and Contingencies and Note 14—Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC. Brii Biosciences Limited, or Brii Bio Parent, and its wholly owned subsidiary Brii Bio are variable interest entities due to their reliance on future financing and insufficient equity at risk. However, we do not have the power to direct activities that most significantly impact the economic success of these entities and are not the primary beneficiary, and therefore we do not consolidate Brii Bio Parent or Brii Bio.

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

In light of our public float at June 30, 2020, we expect that we will no longer be an emerging growth company on December 31, 2020.

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

Except as noted below and in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2020, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020.

Revenue Recognition

License and Contract Revenue

In accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements, or ASC 808, we first determine which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, we apply the revenue recognition model under ASC 606 or other guidance, as deemed appropriate. We have entered into a number of license and collaboration agreements that fall within the scope of ASC 606. We evaluate the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses, (ii) performance of research and development services, and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to our intellectual property.

Prior to recognizing revenue, we makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. These agreements may include the following types of consideration: non-refundable upfront payments, reimbursement for research services, research, development or regulatory milestone payments, and royalty and commercial sales milestone payments.

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on their estimated standalone selling prices, or SSP. For performance obligations satisfied over time, we estimate the efforts needed to complete the performance obligation and recognize revenue by measuring the progress towards complete satisfaction of the performance obligation using an input measure.

For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee.

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the SSP of identified performance obligations, which may include development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $384.0 million as of June 30, 2020, which consisted of money market funds. We also had short-term investments of $180.6 million as of June 30, 2020. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2020.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the condensed consolidated statements of operations and were not material for the three and six months ended June 30, 2020 and 2019.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in April 2016, we have incurred significant net losses and have never generated any revenue from product sales. Our net loss was $108.4 million and $62.6 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $476.9 million. We expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. To date, we have never obtained regulatory approval for, or commercialized, any products. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing and planned development of our product candidates;
•	initiate, conduct and complete any ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any current or future product candidate for which we may obtain marketing approval;
•	seek to discover and develop additional product candidates;
•	continue to build a portfolio of product candidates through the acquisition or in-license of products, product candidates or technologies;
•	maintain, protect and expand our intellectual property portfolio;
•	make milestone payments if we successfully achieve certain predetermined milestones under existing or future agreements;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
•	experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from third-party service providers or our supply chain due to the COVID-19 pandemic; and
•	incur additional costs associated with operating as a public company.

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

We currently have four technology platforms and eight product candidates in our development pipeline. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our technology platforms and product candidates. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

As of June 30, 2020, excluding restricted cash, we had cash, cash equivalents and short-term investments of $552.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2020 and the proceeds from our subsequent sale of common stock in connection with our follow-on offering in July 2020 will fund our current operating plans through at least the next 12 months from the issuance date of our condensed consolidated financial statements for the period ended June 30, 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

Our pursuit of a potential therapy for COVID-19, the disease caused by the virus SARS-CoV-2, is at an early stage, and we are committing substantial financial resources and personnel and making substantial capital commitments with third parties in furtherance thereof.

In response to the recent outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as VIR-7831 and VIR-7832, and siRNA using our siRNA platform (in collaboration with Alnylam), such as VIR-2703. Our testing and development of these potential therapies is in early stages, and we may be unable to produce a therapy that successfully treats the virus in a timely manner, if at all. For example, we have not yet initiated any clinical trials for VIR-7831, VIR-7832 or VIR-2703, although we plan to commence a Phase 2/3 clinical trial in August 2020 for VIR-7831, for which we anticipate initial clinical data to be available before the end of the year, commence a Phase 2 clinical trial later this year for VIR-7832 and continue pre-clinical studies for VIR-2703.

We are also committing substantial financial resources, both internally and externally, and personnel to the development of a potential therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. In particular, our ability to develop an effective therapy will depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations and which will require significant additional funding. For example, in April 2020 we entered into a binding letter agreement, or the Samsung Letter Agreement, with Samsung Biologics Co. Ltd., or Samsung, pursuant to which we were obligated to pay directly to Samsung, prior to our assignment of such agreement, a total of approximately $362.0 million for a firm and binding capacity reservation for a specified number of manufacturing slots in 2021 and 2022 for our SARS-CoV-2 antibody program regardless of whether we utilize such manufacturing slots. In June 2020, we entered into a binding letter of intent, or the WuXi Biologics Letter Agreement, with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, pursuant to which we committed to purchase a firm and binding capacity reservation for the manufacture of a specified number of batches of drug substance of our SARS-CoV-2 antibody in 2020 and 2021. We were obligated to pay directly to WuXi, prior to our assignment of such agreement, a total of approximately $130.0 million for such capacity reservation, if all batches are manufactured, inclusive of estimated raw material costs, with between 70% and 80% of the batch production fees owed to WuXi Biologics on a take-or-pay basis regardless of whether we utilize such manufacturing slots. In July 2020, we assigned each of the Samsung Letter Agreement and the WuXi Biologics Letter Agreement to GlaxoSmithKline Trading Services Limited, or GSKTSL, and GSKTSL entered into a Master Services Agreement with Samsung, or the Samsung MSA, and a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics, or the WuXi Biologics MSA, thereby superseding each of the Samsung Letter Agreement and the WuXi Biologics Letter Agreement, and pursuant to which, among other things, Samsung and WuXi Biologics will perform development and manufacturing services for clinical and commercial supply of antibody products under our SARS-CoV-2 antibody program under each of the Samsung MSA and WuXi Biologics MSA. In accordance with the terms of the definitive collaboration agreement with Glaxo Wellcome UK Limited and Beecham S.A. (collectively referred to as GSK), we will continue to be responsible for 72.5% of the costs under each of the Samsung MSA and WuXi Biologics MSA, and GSK will bear 27.5% of such costs, subject to certain conditions and exceptions. In May 2020, we entered into a clinical development and manufacturing agreement with Biogen Inc., or Biogen, pursuant to which we could be required to pay approximately $100.0 million to Biogen as an “access fee” based on our current working assumptions of manufacturing yield per batch if we successfully manufacture all batches of SARS-CoV-2 antibody drug substance under the Samsung MSA, in addition to other payments to Biogen pursuant to statements of work under the Biogen agreement. Our current estimated aggregate commitments to GSK under the Samsung MSA and WuXi Biologics MSA for drug substance, drug product and raw material are approximately $482.0 million, excluding the approximate “access fee” payable to Biogen.

While we believe securing such manufacturing capacity and technological expertise is crucial to the potential success of our SARS-CoV-2 antibody development programs, such capital commitments, in the aggregate, currently exceed our available cash and cash equivalents and short-term investments. We may also need to enter into additional manufacturing arrangements in the future in order to create an effective supply chain for our COVID-19 product candidates that will adequately support demand. We will need to raise substantial additional capital to fund the development of our product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the approved product candidate, either in the United States or abroad.

In addition, another party may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy in a more timely manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. There are efforts by several public and private entities to develop a therapy for COVID-19, including Johnson & Johnson, AstraZeneca plc, Sanofi S.A., Pfizer Inc. and Moderna, Inc., some of which are further along in the clinical development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. In addition, several organizations have already secured significant commitments from goverments to purchase COVID-19 vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

We have only recently initiated clinical trials for three product candidates. We have not obtained regulatory approval for any product candidate, and it is possible that any product candidates we may seek to develop in the future will not obtain regulatory approval. Neither we nor any current or future collaborator is permitted to market any product candidates in the United States or abroad until we receive regulatory approval from the U.S. Food and Drug Administration, or the FDA, or applicable foreign regulatory agency. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

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

We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We recently initiated a Phase 2 clinical trial to combine VIR-2218 with pegylated interferon-alpha and we are planning trials that combine VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical trials;
•	regulators or institutional review boards and ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•	delays or failures by our manufacturing partners to comply with current good manufacturing practices, or cGMP;
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
•

disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including the current COVID-19 pandemic and future outbreaks of the disease.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing VIR-2218 and VIR-3434 for the treatment of HBV, VIR-2482 for the prevention of influenza A, VIR-1111 for the prevention of human immunodeficiency virus, or HIV, VIR-2020 for the prevention of tuberculosis, or TB, and VIR-7831, VIR-7832 and VIR-2703 for the treatment of COVID-19. In particular, clinical trials for prophylaxes tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

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

Our agreements with Alnylam, OHSU, MedImmune, LLC, or MedImmune, Rockefeller and Xencor include the following milestone payment obligations: up to $1.7 billion in milestone payments under the Alnylam Agreement, as amended, up to $1.3 million in milestone payments per product and up to $2.0 million in the aggregate for all products under the OHSU Agreement, up to $331.5 million in milestone payments under the 2018 MedImmune Agreement, up to $48.5 million in milestone payments per product under the Rockefeller Agreement and up to $155.5 million in milestone payments for all licensed products under the Xencor Agreement. We may in the future be required to make these payments, which could adversely affect our financial condition.

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

In addition, in May 2018, we entered into an option and license agreement, or the Brii Agreement, with Brii Biosciences Limited (previously named BiiG Therapeutics Limited), or Brii Bio Parent, and Brii Biosciences Offshore Limited, or Brii Bio, pursuant to which we granted to Brii Bio, with respect to up to four of our programs, an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau, or collectively the China Territory, for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection, or the Field of Use. In partial consideration for the options granted by us to Brii Bio, Brii Bio Parent and Brii Bio granted us, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. In June 2020, Brii Bio exercised its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-2218 in the China Territory pursuant to the Brii Agreement. We cannot be certain that, following the exercise of an option by Brii Bio or by us, we will achieve any benefits from our collaboration with Brii Bio.

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

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For example, there are efforts by several public and private entities to develop a therapy for COVID-19, including Johnson & Johnson, AstraZeneca plc, Sanofi S.A., Pfizer Inc. and Moderna, Inc., some of which are further along in the clinical development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19.

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
•

disruptions resulting from the impact of public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic) on us or our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

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

Risks Related to Regulatory Compliance

The regulatory pathways for our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are continually evolving, and may result in unexpected or unforeseen challenges.

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in the early testing and development stages. VIR-7831, a SARS-CoV-2-neutralizing mAb, is planned to initiate a Phase 2/3 clinical trial in August 2020, VIR-7832, also a SARS-CoV-2-neutralizing mAb, is planned to initiate a Phase 2 clinical trial later this year, and VIR-2703, a SARS-CoV-2-targeting siRNA, is planned to continue pre-clinical studies. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Discussions with the FDA regarding the design of the anticipated Phase 2/3 clinical trial for VIR-7831 are ongoing and important aspects of the trial design have yet to be determined, including the number of patients to be enrolled in the trial, the specific endpoints of the trial and the methods for obtaining and testing samples in the trial and discussions with the FDA regarding the anticipated Phase 2 clinical trial for VIR-7832 are in the initial stages. As part of these ongoing discussions, the FDA may require us to conduct additional pre-clinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates.

The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. If we are granted an Emergency Use Authorization for one of our COVID-19 product candidates, we would be able to commercialize such candidate prior to FDA approval. Furthermore, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Such revocation could adversely impact our business in a variety of ways, including if one of our COVID-19 product candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 product candidates under an Emergency Use Authorization.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester through 2030. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposals for fiscal years 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow

Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these measures may require additional authorization to become effective, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug and biological product costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

We are currently manufacturing material for product candidates of three different modalities: mAbs, HCMV-based vaccines and siRNAs. Except for limited process development and quality control testing capabilities in certain of our facilities, we do not own or operate facilities for product manufacturing, storage and distribution, or testing. We are dependent on third parties to manufacture the clinical supplies of our current and any future product candidates. We have established relationships with multiple contract development and manufacturing organizations, or CDMOs, that have produced material to support our preclinical, Phase 1 and Phase 2 clinical trials. We have not yet manufactured our product candidates on a commercial scale, and we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates. Certain of our product candidates may have to compete with existing and future products, such as the annual flu vaccine or any potential COVID-19 vaccine, that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.

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

Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partnerships in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s economic, political, and social conditions could also negatively impact our ability to manufacture our product candidates for our planned clinical trials, which could adversely affect our financial condition and cause us to delay our clinical development programs.

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	delay or inability to procure or expand sufficient manufacturing capacity;
•	issues related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	inability of our third-party manufacturers to execute technology transfers, manufacturing procedures and other logistical support requirements appropriately;
•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	reliance on single sources for product components;

•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single-source supplier;
•	lack of ownership to the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•	disruptions to operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics, including, for example, the ongoing COVID-19 pandemic; and
•	carrier disruptions or increased costs that are beyond our control.

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

In addition, our acquisitions of TomegaVax, Humabs and Agenovir included the following future contingent payments: up to $30.0 million in milestone payments related to the TomegaVax acquisition, up to $240.0 million in milestones payments related to the Humabs acquisition, and up to $135.0 million in milestones related to the Agenovir acquisition. The milestone payments related to the TomegaVax acquisition are dependent on the per share price of our common stock. We may in the future be required to make these payments, which could adversely affect our financial condition. For example, as a result of the achievement of a certain development milestone achieved in June 2020, we paid an aggregate of $10.0 million to Humabs securityholders.

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

As of June 30, 2020, we had 253 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. In addition, we must effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CDMO, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19 pandemic and future outbreaks of the disease, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations globally, including at our headquarters in the San Francisco Bay Area, which is currently subject to a state executive order and a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19 pandemic and future outbreaks of the disease, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including a California executive order, a San Francisco Bay Area and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The San Francisco Bay Area shelter-in-place order took effect in March 2020, has been amended, and has no current expiration date. Similarly, the March 2020 California executive order will continue for an indefinite period of time. In addition, our Humabs BioMed S.A. subsidiary headquartered in Bellinzona, Switzerland has employees who reside in Italy and who are affected by the national quarantine imposed by the Italian government to slow the spread of COVID-19. As a result of these recent developments, we have implemented work-from-home policies for most of our employees. Although we have recently implemented plans to reopen our offices to allow employees to return when appropriate, there is uncertainty regarding recent phased reopenings, which may be rolled back and restrictions reimplemented. The effects of the state executive order, a local shelter-in-place order, government-imposed quarantines and our work-from-home policies, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment has been and may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been delayed or disrupted, which has adversely impacted our clinical trial operations. As previously disclosed, clinical trials for our VIR-1111 and VIR-2482 product candidates were delayed due to the COVID-19 pandemic. Further delays to our trials may occur.

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

Our internal computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other contractors or consultants are potentially vulnerable to malware, computer viruses, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. We have in the past experienced security breaches of our information technology systems. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. On May 13, 2020, the Federal Bureau of Investigation (“FBI”) and the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) announced that the FBI was investigating the targeting and compromise of U.S. organizations conducting COVID-19-related research by cyber actors affiliated with the People’s Republic of China. On July 16, 2020, the National Security Agency, National Cyber Security Center, Communications Security Establishment  and CISA released a joint cybersecurity advisory detailing the targeting by Russian Intelligence Services of organizations involved in COVID-19 vaccine development in the United States, Canada and the United Kingdom. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, including but not limited to information related to our product candidates targeting SARS-CoV-2, we could incur liability, our competitive and reputational position could be harmed, and the further development and commercialization of our product candidates could be delayed.

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

We receive, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations, liability and risks related to privacy, security, and data protection, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, and otherwise adversely affect our business.

We receive, process, store and use personal information and other data about our clinical trial participants, employees, partners and others. We must comply with numerous foreign and domestic laws and regulations regarding privacy and the storing, sharing, use, processing, disclosure, security, and protection of personal information and other data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. We strive to comply with all applicable requirements and obligations; however new laws, policies, codes of conduct and legal obligations may arise, continue to evolve, be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and conflict with one another. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract or pursuant to our stated privacy or security policies or obligations to third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, operations and financial performance. With substantial uncertainty over the interpretation and application of these laws, regulations and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our efforts to do so.

The global data protection landscape is rapidly evolving, and we expect that there will continue to be new and proposed laws, regulations and industry standards concerning privacy, data protection and information security, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, in May 2018 the GDPR went into effect in the European Union. The GDPR imposes stringent data protection requirements for processing the information of individuals in the European Union, including clinical trial data, and to date, has increased compliance burdens on us, such as requiring the following: establishing a legal basis for processing personal data, mandating burdensome documentation requirements, adopting administrative, physical and technical safeguards to protect personal data, providing notification if a data breach were to occur to appropriate data protection authorities or individuals, taking certain measures when engaging third-party data processors, and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR increases our obligations with respect to clinical trials conducted in Europe (including the European Economic Area, or EEA, United Kingdom and Switzerland) by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators.  The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is higher. Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to the regulation of data protection in the United Kingdom, including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the United Kingdom will be regulated. European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S.

companies to import personal data from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal data transfers from those countries to the United States. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from the EEA, United Kingdom or Switzerland may also restrict our clinical trials activities in Europe; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

Further, various states, such as California and Massachusetts, have implemented similar privacy and data protection laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California recently enacted legislation that became effective on January 1, 2020, the California Consumer Privacy Act, or CCPA, that, among other things, requires covered companies to provide new disclosures to California residents, affords California residents new abilities to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. The CCPA was amended several times throughout 2018 and 2019, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data. The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations.

It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We cannot guarantee that we, our third-party collaborators, or our vendors are in compliance with all applicable data protection and privacy laws and regulations as they are enforced now or as they evolve. Further, for example, our privacy policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws. Our non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. In addition, if we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory enforcement actions against us, including fines, penalties, orders that require a change in our practices, additional reporting requirements and/or oversight, imprisonment of company officials and public censure, claims for damages by affected individuals, other lawsuits or reputational and damage, all of which could materially affect our business, financial condition, results of operations and growth prospects.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which provides temporary relief from certain aspects of the Tax Act that had imposed limitations on the utilization of certain losses, interest expense deductions, and minimum tax credits. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the period.

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2019, we had net operating loss carryforwards of $241.6 million for federal tax purposes and $118.8 million for state tax purposes. If not utilized, federal carryforwards arising in tax years ending prior to 2018 will begin expiring in 2034 and state carryforwards will begin expiring in 2031. Our ability to use our federal and state net operating losses to offset potential future taxable income is dependent upon our generation of future taxable income before any expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past or as a result of the IPO and may experience ownership changes as a result of future offerings and/or subsequent changes in our stock ownership (some of which shifts are outside our control). In addition, Agenovir has experienced at least one ownership change in the past resulting in a limitation under Section 382 of the Code, which has been accounted for in calculating our available NOL carryforwards. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

The Tax Act and the CARES Act includes, among other things, changes to U.S. federal tax rates and the rules governing NOL carryforwards. For example, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after January 1, 2021. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward periods, as well as the new limitation on use of NOLs may impact our ability to utilize our NOLs to offset taxable income in the future. Because we have been generating taxable losses since inception, we do not expect any changes resulting from the new NOL provision to the current tax benefit and valuation allowance.

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

We may take advantage of some or all of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we first qualify as a large accelerated filer under the rules of the U.S. Securities and Exchange Commission, or the SEC, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. In light of our public float at June 30, 2020, we expect that we will no longer be an EGC on December 31, 2020. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

We may also be subject to more stringent state law requirements. For example, on September 30, 2018, then California Governor Jerry Brown signed into law Senator Bill 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. Each public company with principal executive offices in California is required to have at least one female on its board of directors, and by December 31, 2021, will be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. The new law does not provide a transition period for newly listed companies. We are currently compliant with the requirements, but there are no assurances that we will be compliant in the future. If we fail to comply with this new law, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 for each subsequent violation, and our reputation may be adversely affected.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act, unless we consent in writing to the selection of an alternative forum. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

10.1†

Patent License Agreement between the Company and Xencor, Inc., dated March 25, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 001-39083), filed with the SEC on June 19, 2020).

10.2†

Amendment No. 3 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated April 1, 2020 (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.3†

Preliminary Collaboration Agreement between the Company, GlaxoSmithKline Intellectual Property Development Limited and GlaxoSmithKline Biologicals SA, dated April 5, 2020 (incorporated herein by reference to Exhibit 10.53 to the Company's Registration Statement on Form S-1 (File No. 333-239689), filed wih the SEC on July 6, 2020).

10.4†

Definitive Collaboration Agreement between the Company and Glaxo Wellcome UK Limited and Beecham S.A., dated June 9, 2020 (incorporated herein by reference to Exhibit 10.54 to the Company's Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.5

Stock Purchase Agreement between the Company and Glaxo Group Limited, dated April 5, 2020 (incorported herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.6†

Clinical Development and Manufacturing Agreement between the Company and Biogen Inc., dated May 22, 2020 (incorporated herein by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.7†

Binding Letter Agreement between the Company and Samsung Biologics Co., Ltd., dated April 9, 2020 (incorporated herein by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.8

Assignment and Novation Agreement among the Company, GlaxoSmithKline Trading Services Limited and Samsung Biologics Co., Ltd., dated July 31, 2020 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on August 7, 2020).

10.9†

Development and Manufacturing Collaboration Agreement between the Company and Wuxi Biologics (Hong Kong) Limited, dated February 25, 2020 (incorporated herein by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.10†

Letter of Intent between the Company and Wuxi Biologics (Hong Kong) Limited, dated June 15, 2020 (incorporated herein by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.11

Assignment and Novation Agreement among the Company, GlaxoSmithKline Trading Services Limited and WuXi Biologics (Hong Kong) Limited, dated July 29, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on August 7, 2020).

10.12†	Amendment No. 3 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated May 29, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to confidential treatment.
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

VIR BIOTECHNOLOGY, INC.

Date: August 11, 2020	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Howard Horn
Howard Horn
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)