Form 10-Q
period 2020-09-30
Vir Biotechnology, Inc.
filed 2020-11-10
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 127,388,620 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96
Item 3.	Defaults Upon Senior Securities	96
Item 4.	Mine Safety Disclosures	96
Item 5.	Other Information	96
Item 6.	Exhibits	97
Signatures		98

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$462,521	$109,335
Short-term investments	364,074	274,101
Restricted cash and cash equivalents, current	9,363	6,181
Prepaid expenses and other current assets	13,614	13,378
Total current assets	849,572	402,995
Intangible assets, net	33,944	35,694
Goodwill	16,937	16,937
Property and equipment, net	16,948	16,308
Operating right-of-use assets	14,762	—
Restricted cash and cash equivalents, noncurrent	1,201	7,300
Long-term investments	—	24,290
Other assets	9,895	8,547
TOTAL ASSETS	$943,259	$512,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	6,796	$5,881
Accrued and other liabilities	44,339	26,495
Deferred revenue, current portion	5,563	6,181
Contingent consideration, current portion	20,300	8,200
Derivative liability	—	12,449
Total current liabilities	76,998	59,206
Deferred revenue, noncurrent	3,815	12,670
Operating lease liabilities, noncurrent	12,092	—
Contingent consideration, noncurrent	31,712	9,380
Deferred tax liability	3,305	3,305
Other long-term liabilities	2,982	3,568
TOTAL LIABILITIES	130,904	88,129
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 126,991,631 and 107,648,925 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	13	11
Additional paid-in capital	1,374,362	793,051
Accumulated other comprehensive loss	(485)	(601)
Accumulated deficit	(561,535)	(368,519)
TOTAL STOCKHOLDERS’ EQUITY	812,355	423,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$943,259	$512,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Grant revenue	$1,740	$1,166	$7,690	$6,771
License revenue from a related party	—	—	22,747	—
Contract revenue	188	237	44,197	340
Total revenue	1,928	1,403	74,634	7,111
Operating expenses:
Research and development	70,684	39,863	215,316	95,541
General and administrative	18,859	9,220	47,894	25,790
Total operating expenses	89,543	49,083	263,210	121,331
Loss from operations	(87,615)	(47,680)	(188,576)	(114,220)
Other income (expense):
Interest income	412	2,012	2,548	6,564
Other income (expense), net	2,616	(2,659)	(6,904)	(3,251)
Total other income (expense)	3,028	(647)	(4,356)	3,313
Loss before benefit from (provision for) income taxes	(84,587)	(48,327)	(192,932)	(110,907)
Benefit from (provision for) income taxes	(22)	13	(84)	(5)
Net loss	$(84,609)	$(48,314)	$(193,016)	$(110,912)
Net loss per share, basic and diluted	$(0.67)	$(4.60)	$(1.66)	$(11.53)
Weighted-average shares outstanding, basic and diluted	125,810,907	10,500,848	116,427,529	9,615,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(84,609)	$(48,314)	$(193,016)	$(110,912)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(196)	(159)	99	95
Amortization of actuarial loss	6	—	17	—
Other comprehensive income (loss)	(190)	(159)	116	95
Comprehensive loss	$(84,799)	$(48,473)	$(192,900)	$(110,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2020	—	$—	117,727,086	$12	$1,040,988	$(295)	$(476,926)	$563,779
Issuance of common stock in connection with a follow-on offering, net of issuance costs of $21,786	—	—	8,214,285	1	323,213	—	—	323,214
Vesting of restricted common stock	—	—	561,255	—	427	—	—	427
Exercise of stock options	—	—	489,005	—	1,152	—	—	1,152
Stock-based compensation	—	—	—	—	8,582	—	—	8,582
Other comprehensive loss	—	—	—	—	—	(190)	—	(190)
Net loss	—	—	—	—	—	—	(84,609)	(84,609)
Balance at September 30, 2020	—	$—	126,991,631	$13	$1,374,362	$(485)	$(561,535)	$812,355

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at June 30, 2019	88,112,733	$636,612	9,722,838	$1	$19,226	$240	$(256,434)	$(236,967)
Issuance of common stock in connection with a license agreement	—	—	38,888	—	617	—	—	617
Repayment of promissory notes, net of unvested common stock	—	—	1,390,925	—	1,355	—	—	1,355
Vesting of restricted common stock	—	—	337,075	—	119	—	—	119
Exercise of stock options	—	—	238,506	—	364	—	—	364
Stock-based compensation	—	—	—	—	2,188	—	—	2,188
Other comprehensive loss	—	—	—	—	—	(159)	—	(159)
Net loss	—	—	—	—	—	—	(48,314)	(48,314)
Balance at September 30, 2019	88,112,733	$636,612	11,728,232	$1	$23,869	$81	$(304,748)	$(280,797)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	—	$—	107,648,925	$11	$793,051	$(601)	$(368,519)	$423,942
Reclassification of derivative liability to additional paid-in capital	—	—	—	—	29,245	—	—	29,245
Issuance of common stock in connection with the achievement of a milestone	—	—	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	—	—	6,626,027	1	206,698	—	—	206,699
Issuance of common stock for cashless exercise of warrant	—	—	211,774	—	—	—	—	—
Issuance of common stock in connection with a follow-on offering, net of issuance costs of $21,786	—	—	8,214,285	1	323,213	—	—	323,214
Vesting of restricted common stock	—	—	1,791,880	—	1,316	—	—	1,316
Exercise of stock options	—	—	1,387,629	—	3,540	—	—	3,540
Stock-based compensation	—	—	—	—	17,299	—	—	17,299
Other comprehensive income	—	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	—	(193,016)	(193,016)
Balance at September 30, 2020	—	$—	126,991,631	$13	$1,374,362	$(485)	$(561,535)	$812,355

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	69,910,520	$309,137	8,858,799	$1	$14,672	$(14)	$(193,836)	$(179,177)
Issuance of Series B convertible preferred stock, net of issuance costs of $165	18,202,213	327,475	—	—	—	—	—	—
Issuance of common stock in connection with a license agreement	—	—	38,888	—	617	—	—	617
Repayment of promissory notes, net of unvested common stock	—	—	1,390,925	—	1,355	—	—	1,355
Vesting of restricted common stock	—	—	733,041	—	119	—	—	119
Exercise of stock options	—	—	706,579	—	1,066	—	—	1,066
Stock-based compensation	—	—	—	—	6,040	—	—	6,040
Other comprehensive income	—	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	—	(110,912)	(110,912)
Balance at September 30, 2019	88,112,733	$636,612	11,728,232	$1	$23,869	$81	$(304,748)	$(280,797)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193,016)	$(110,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,185	2,435
Amortization of intangible assets	918	918
Impairment of intangible assets	832	—
Amortization of premiums (accretion of discounts) on investments, net	1,052	(571)
Noncash lease expense	2,498	—
Change in estimated fair value of contingent consideration	44,432	819
Payment of contingent consideration in excess of acquisition date fair value	(6,453)	—
Change in estimated fair value of derivative liability	16,796	—
Change in estimated fair value of convertible preferred stock warrant liability	—	3,401
Common stock issued in connection with license agreement	—	617
Stock-based compensation	17,299	6,040
Other	17	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(416)	(109)
Other assets	(2,168)	(1,399)
Accounts payable	1,041	428
Accrued liabilities and other long-term liabilities	13,183	5,678
Operating lease liabilities	(2,343)	—
Deferred revenue	(5,746)	1,908
Net cash used in operating activities	(108,889)	(90,747)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,119)	(7,388)
Purchases of investments	(363,399)	(495,934)
Maturities of investments	296,763	320,933
Proceeds from disposal of an asset held for sale	180	—
Net cash used in investing activities	(70,575)	(182,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a collaboration agreement	206,699	—
Proceeds from issuance of common stock, net of issuance costs	323,214	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	317,335
Payment of contingent consideration	(3,547)	—
Proceeds received from financing lease obligation	—	1,202
Payment of principal on financing lease obligation	(173)	(38)
Payment of offering costs related to initial public offering	—	(3,686)
Proceeds from repayment of promissory notes	—	3,265
Proceeds from exercise of stock options	3,540	1,066
Net cash provided by financing activities	529,733	319,144
Net increase in cash, cash equivalents and restricted cash and cash equivalents	350,269	46,008
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	122,816	59,362
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$473,085	$105,370
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$598	$200
Reclassification of derivative liability to additional paid-in capital	$29,245	$—
Operating lease liabilities obtained in exchange of right-of-use asset	$437	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$1,938
Advanced proceeds applied to convertible preferred stock issuance	$—	$10,140
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$462,521	$93,698
Restricted cash and cash equivalents, current	9,363	8,822
Restricted cash and cash equivalents, noncurrent	1,201	2,850
Total cash, cash equivalents and restricted cash	$473,085	$105,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. Its current development pipeline consists of product candidates targeting severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”), hepatitis B virus (“HBV”), influenza A virus, human immunodeficiency virus (“HIV”), and tuberculosis (“TB”).

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

Need for Additional Capital

The Company has incurred net losses since inception and expects such losses to continue over the next several years. As of September 30, 2020, the Company had an accumulated deficit of $561.5 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company had, excluding restricted cash, $826.6 million  of cash, cash equivalents, and short-term investments at September 30, 2020. Based on the Company’s business plans, management believes that its cash, cash equivalents, and short-term investments as of September 30, 2020 will be sufficient to fund its operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period.

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

Concentration of Credit Risk and Other Risks and Uncertainties

With the global spread of the current COVID-19 pandemic, the Company has implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will have an impact on the clinical development timelines for some of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the condensed consolidated balance sheets. As of September 30, 2020, the Company has no off-balance sheet concentrations of credit risk.

Investments

Investments include available-for-sale securities and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net and interest income, respectively, on the condensed consolidated statements of operations.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company, through its investment in Brii Biosciences Limited, holds privately held equity securities in which the Company does not have a controlling interest or significant influence. The Company’s investment in Brii Biosciences Limited is recorded at cost and adjusted for impairments and observable price changes with the same or similar security from the same issuer. The valuation of the Company’s investment in Brii Biosciences Limited utilizes significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market prices and inherent lack of liquidity. Additionally, the determination of whether an orderly transaction is for the same or similar investment requires significant management judgment including the nature of the rights and obligations of its investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee. See Note 7—Collaboration and License Agreements for additional information on the Company’s investment in Brii Biosciences Limited.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent money market funds to secure a standby letter of credit and a security deposit with financial institutions, both pursuant to office and laboratory space lease agreements. Additionally, funds received from certain grants are restricted as to their use and are therefore classified as restricted cash and cash equivalents.

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

Embedded Derivatives

The Company evaluates its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. Embedded derivatives are reported on the condensed consolidated balance sheets at their estimated fair values. Contingent consideration related to asset acquisitions that meet the definition of an embedded derivative are classified as contingent consideration on the condensed consolidated balance sheets. Any change in estimated fair values, as determined at each measurement period, are recorded in the condensed consolidated statements of operations based on the nature of the related contingencies. Changes in fair values of embedded derivatives related to achievement of various milestones for product candidates are recorded within research and development expense. Otherwise, changes in fair values are recorded within other income (expense), net.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”). ASC 842 requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use (“ROU”) asset and lease liability, unless the lease is a short-term lease, defined as having a term of 12 months or less. The Company early adopted the standard on January 1, 2020 using the optional modified retrospective transition method by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. Results for the three and nine months ended September 30, 2020 are presented under ASC 842. The prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance, ASC 840, Leases.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”). The amended guidance precludes presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The new guidance is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-18 as of January 1, 2020 and the adoption had no impact on the consolidated financial statements.

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

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		September 30, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$472,272	$—	$—	$472,272
U.S. government treasuries	Level 2	363,840	235	(1)	364,074
Total financial assets		$836,112	$235	$(1)	$836,346

(1)	Includes $10.6 million of restricted cash equivalents.

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$106,127	$—	$—	$106,127
U.S. government treasuries (2)	Level 2	298,256	140	(5)	298,391
Bank time deposits	Level 2	2,500	—	—	2,500
Total financial assets		$406,883	$140	$(5)	$407,018

(1)	Includes $13.5 million of restricted cash equivalents.
(2)	Includes $24.3 million classified as long-term investments.

As of September 30, 2020, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized gains of $0.2 million were recorded in accumulated other comprehensive income (loss) at September 30, 2020. As of September 30, 2020, no securities have contractual maturities of longer than one year.

Level 3 liabilities consist of contingent consideration and derivative liability as of December 31, 2019. As of September 30, 2020, Level 3 liabilities consist of contingent consideration.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. In May 2020, the Company achieved one of the specified clinical milestones for the HBV product. As such, the Company paid $10.0 million related to this milestone event in June 2020. In October 2020, the Company achieved another specified clinical milestone for the SARS-CoV-2 product and paid $10.0 million. See Note 15—Subsequent Event. As of September 30, 2020, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones using the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Discount rates	10% - 12% (10%)
Probability of achievement	14% - 100% (56%)

(1)	Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

As of December 31, 2019, the Company calculated the estimated fair value of the clinical and regulatory milestones using discount rates ranging from 7.7% to 11.1%.

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of a discrete revenue forecast and the increased likelihood that the clinical trials would commence. As of September 30, 2020, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, as well as the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Volatility	60%
Discount rate	11%
Probability of achievement	14% - 32% (30%)

(1)	Unobservable inputs were weighted based on the relative fair value of the commercial milestone payments.

As of December 31, 2019, the Company’s Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, an expected revenue volatility of 55%, and a discount rate of 13%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of September 30, 2020 and December 31, 2019, the estimated fair value of the contingent consideration related to the Humabs acquisition was $42.5 million and $14.9 million, respectively, with changes in the estimated fair value recorded in research and development expense in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. As of September 30, 2020, the fair value of the contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Volatility	85%
Discount rates	0.0% - 0.2% (0.1%)

(1)	Unobservable inputs were weighted based on the relative fair value of the underlying milestones.

As of December 31, 2019, the fair value of the contingent consideration was estimated using expected volatility of 81%, and discount rates ranging from 1.6% to 1.7%. As of September 30, 2020 and December 31, 2019, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $9.5 million and $2.7 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Liability

The derivative liability relates to the Milestone Shares (as defined in Note 7) in connection with the collaboration and license agreement (the “Alnylam Agreement”) with Alnylam Pharmaceuticals, Inc. (“Alnylam”). See Note 7—Collaboration and License Agreements.

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

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration	Derivative Liability	Total
Balance at December 31, 2019	$17,580	$12,449	$30,029
Changes in fair value	44,432	16,796	61,228
Payment of contingent consideration related to Humabs acquisition	(10,000)	—	(10,000)
Reclassification of derivative liability to additional paid-in capital upon achievement of development milestone	—	(29,245)	(29,245)
Balance at September 30, 2020	$52,012	$—	$52,012

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

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of September 30, 2020, the estimated fair value of the embedded derivative was $9.5 million.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company which discovers and develops monoclonal antibodies derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third-parties. The Company is obligated to pass-through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. In addition to the cash payment and issuance of common stock to the former Humabs shareholders at the acquisition date, the Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for an HBV product; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product, which the Company elected as a SARS-CoV-2 product.

In May 2020, the Company achieved one of the specified clinical milestones for the HBV product. As such, the Company paid $10.0 million related to this milestone event in June 2020. The estimated fair value of the remaining contingent consideration was $42.5 million as of September 30, 2020. In October 2020, the Company achieved another specified clinical milestone for the SARS-CoV-2 product and paid $10.0 million related to this milestone event. See Note 15—Subsequent Event.

Acquisition of Agenovir

In January 2018, the Company entered into an agreement and plan of merger (the “Agenovir Merger Agreement”) with Agenovir Corporation (“Agenovir”), under which the Company purchased all equity interests of Agenovir. The primary assets purchased in the acquisition were in-process research and development programs in human papillomavirus (“HPV”) and HBV using CRISPR/Cas9. The Company concluded that the assets acquired and liabilities assumed did not meet the definition of a business as a limited number of inputs were acquired but no substantive processes were acquired. As such, the acquisition was accounted for as an asset purchase.

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

None of the milestones have been achieved as of September 30, 2020, therefore no amounts were recognized relating to the contingent consideration.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill of $16.9 million represents the excess of the purchase price over the estimated fair value of the net assets acquired from Humabs. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. There was no impairment for the three and nine months ended September 30, 2020 and 2019.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible Assets

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets (in thousands):

	September 30, 2020	December 31, 2019
	(in thousands)
Developed technology	$7,000	$7,000
Less accumulated amortization	(3,456)	(2,539)
Less impairment of intangible assets	(832)	—
Developed technology, net	$2,712	$4,461

Finite-lived intangible assets are carried at cost less accumulated amortization. Of the total cost of developed technology, $4.8 million and $2.2 million resulted from the acquisitions of Humabs and Statera Health, LLC, respectively. Amortization expense related to finite-lived intangible assets, included in research and development expenses in the consolidated statements of operations, totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively.

Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, like that of property and equipment. During the quarter ended September 30, 2020, as a result of the availability of other research and analytics platforms, the Company abandoned certain of its acquired developed technologies and concluded that the full remaining book values of the assets were impaired. Therefore, $0.8 million was written off as an impairment charge which was classified as research and development expenses.

Indefinite-Lived Intangible Assets

As of September 30, 2020, the Company had indefinite-lived intangible assets of $31.2 million related to the purchased IPR&D from the Humabs acquisition. No impairment losses were recorded for the three and nine months ended September 30, 2020 and 2019.

6.	Grant Agreements

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

Payments received in advance that were related to future research activities were deferred and recognized as revenue when the donor-imposed conditions were met, which was as the research and development activities were performed. The Company recognized grant revenue of zero and $0.9 million for the three and nine months ended September 30, 2019, respectively. No revenue was recognized for the three and nine months ended September 30, 2020.

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

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.8 million and $6.2 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $3.4 million for the three and nine months ended September 30, 2019, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The parties amended the agreement in May 2020 under which the grant term was extended to February 28, 2021, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. The Company currently estimated that $3.8 million of the funds received in advance and previously recorded as deferred revenue would not be earned by February 2021 and is therefore included within accrued and other liabilities as of September 30, 2020.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.9 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.

National Institutes of Health

As part of the Company’s acquisition of TomegaVax in September 2016, the Company acquired grant agreements related to TomegaVax’s research effort in infectious diseases and cancer that entitled them to several awards under the Small Business Innovation Research Program from the National Institutes of Health (“NIH”). Through September 30, 2020, the Company has acquired or been awarded grants from NIH totaling $5.1 million. These grants are cost plus fixed fee agreements under which the Company is reimbursed for its direct and indirect costs. Only costs that are allowable under certain government regulations and NIH’s supplemental policy and procedure manual may be claimed for reimbursement, subject to a government audit.

The Company recognized grant revenue of $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.
7.	Collaboration and License Agreements

GSK

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. (together, “GSK”) entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by the Company and certain GSK entities in April 2020 (the “Preliminary Agreement”) (such definitive collaboration agreement, the “GSK Agreement”). Concurrently with the execution of the Preliminary Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. After receipt of antitrust clearance on April 22, 2020, the Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the associated Stock Purchase Agreement between the parties (“Effective Date”). Under the terms of the GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, and potentially other coronaviruses (the “Functional Genomics Program”).

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

The remaining units of account of the GSK Agreement were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. Furthermore, the Company and GSK participate in the commercial profit and loss sharing arrangement for each program commensurate with each party’s cost-sharing responsibilities during research and development. Because ASC 808 does not provide recognition and measurement guidance, the Company determined that the guidance in ASC 730, Research and Development, was appropriate to analogize to based on the nature of the cost-sharing provisions of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. The Company also concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the products under the Vaccine and Functional Genomics Programs will be analogized to ASC 606 and therefore, will be recognized when the related sales occur.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three and nine months ended September 30, 2020, the Company recognized $1.2 million as additional research and development expense and $2.6 million as a reduction of research and development expense, respectively, under the GSK Agreement. The Company has a payable to GSK of $2.6 million included in accrued liabilities as of September 30, 2020.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In February 2020, the Company, Alnylam and Brii Bio Parent executed a share transfer agreement under the terms of the Alnylam Agreement (see Alnylam section below). Under the share transfer agreement, the Company transferred a portion of its ordinary shares held in Brii Bio Parent to Alnylam in connection with the execution of the Brii Agreement. As of September 30, 2020 and December 31, 2019, the carrying value of the investment in Brii Bio was $5.7 million and $6.6 million, respectively, which is included in other assets on the condensed consolidated balance sheets.

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

During the three months ended June 30, 2020, the Company recognized the $22.7 million as license revenue from a related party. The Company separately paid $10.0 million, half of the option exercise proceeds, to Alnylam in June 2020 in connection with the Alnylam Agreement that was recognized as research and development expense during the three months ended June 30, 2020.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Pursuant to the Amended Alnylam Agreement, the parties will each be responsible for pre-clinical development costs incurred by such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan for COV Products. The parties will equally share certain costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to filing of an investigational new drug application for the first COV Product in the coronavirus program. Following the completion of initial pre-clinical development activities, if the Company exercises its option to progress one or more candidates from the coronavirus program into further development, the Company will be responsible for conducting all development, manufacturing and commercialization activities for COV Products, at its sole expense, subject to Alnylam’s right to opt-in, during a specified period, to share equally with the Company the profits and losses in connection with development and commercialization of COV Products.

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

Third Amendment

On April 1, 2020, the Company and Alnylam entered into a third amendment to the Alnylam Agreement to further expand the parties’ existing collaboration to include the development and commercialization of RNAi therapeutics targeting up to three human host factor targets relating to susceptibility to coronaviruses, for use in connection with the treatment, palliation, diagnosis or prevention of COVID-19, and other diseases caused by coronaviruses. The products arising from the activities directed to the host factor targets may utilize Alnylam’s recent advances in lung delivery of novel conjugates of siRNA – the molecules that mediate RNAi (the “Host Factor Products”).

Pursuant to this amendment, the parties will each be responsible for pre-clinical development costs incurred by such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan for Host Factor Products. The parties will equally share certain costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to the filing of an investigational new drug application for the first Host Factor Product in the coronavirus program. Following the completion of initial pre-clinical development activities, if the Company exercises its option to progress one or more candidates arising from the coronavirus program into further development, the Company will be responsible for conducting all development, manufacturing and commercialization activities for Host Factor Products, at its sole expense, subject to Alnylam’s right to opt-in, during a specified period, to share equally with the Company the profits and losses in connection with development and commercialization of Host Factor Products.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Research and Development Expenses Recognized for the Period

In addition to the Milestone Shares and $15.0 million milestone payable to Alnylam in the first quarter of 2020, and the $10.0 million payment resulting from Brii Bio’s option exercise in the second quarter of 2020, the Company incurred expenses under the Alnylam Agreement of $0.8 million and $5.6 million during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the Company incurred expenses under the Alnylam Agreement of $7.5 million and $10.7 million, respectively.

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

Rockefeller University

In July 2018, the Company entered into an exclusive license agreement with The Rockefeller University (“Rockefeller”), which was amended in May 2019 (the “Rockefeller Agreement”). Pursuant to the Rockefeller Agreement, Rockefeller granted the Company a worldwide exclusive license under certain patent rights, and a worldwide non-exclusive license under certain materials and know-how covering certain antibody variants relating to a specified mutation leading to enhanced antibody function and utility, to develop, manufacture and commercialize infectious disease products covered by the licensed patents, or that involve the use or incorporation of the licensed materials and know-how, in each case for all uses and purposes for infectious diseases. The Company uses technology licensed under the Rockefeller Agreement in the Company’s antibody platform and in the Company’s product candidates VIR-3434 and VIR-7832.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2020, the Company achieved one of the specified development milestones related to the HBV program. The Company recognized $1.3 million related to this milestone event and annual license maintenance fees as research and development expense during the nine months ended September 30, 2020. For the nine months ended September 30, 2019, the Company recognized $1.0 million of license maintenance fees as research and development expense. No expenses were recognized during the three months ended September 30, 2020 and 2019.

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
8.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$14,174	$11,986
Computer equipment	556	540
Furniture and fixtures	1,444	1,351
Leasehold improvements	7,274	7,121
Construction in progress	1,517	142
Property and equipment, gross	24,965	21,140
Less accumulated depreciation and amortization	(8,017)	(4,832)
Total property and equipment, net	$16,948	$16,308

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation and amortization expenses was $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2019, respectively.

Sale-Leaseback Transaction

In August 2019, the Company entered into a lease agreement whereby the Company sold various laboratory instruments, furniture, and other equipment for gross proceeds of $1.2 million to a bank and leased them back for a five-year term, collateralized by the underlying equipment. The Company determined it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transaction as a failed sale-leaseback whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor. As of September 30, 2020, the current and long-term portions of the financing obligation were $0.3 million and $0.7 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Research and development expenses	$23,227	$12,530
Payroll and related expenses	9,607	9,410
Excess funds payable under grant agreements	3,893	94
Operating lease liabilities, current	3,459	—
Restricted stock liability	119	1,434
Financing lease obligation, current	253	237
Other professional and consulting expenses	2,894	1,634
Other accrued expenses	887	1,156
Total accrued and other liabilities	$44,339	$26,495

9.	Commitments and Contingencies

Lease Agreements

The Company has various lease arrangements for office and laboratory space located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2021 and 2028. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain lease agreements also provide the Company with the option to renew for additional periods ranging from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. In addition, the Company entered into a sale-leaseback transaction in August 2019. See further discussion in Note 8—Balance Sheet Components.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table contains a summary of the lease costs recognized under ASC 842 and additional information related to operating leases for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2020
Operating lease cost	$1,151	$3,432
Short-term lease cost	118	435
Variable lease cost	460	1,700
Total least cost	$1,729	$5,567

Other Information
Weighted average remaining lease term (in years)		4.3 years
Weighted average incremental borrowing rate		7.7%

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 was $3.4 million and was included in net cash used in operating activities in the Company's condensed consolidated statement of cash flows.

The maturity of the Company’s operating lease liabilities as of September 30, 2020 was as follows (in thousands):

Amounts
2020 (excluding the nine months ended September 30, 2020)	$1,155
2021	4,472
2022	4,219
2023	4,271
2024	3,007
Thereafter	1,095
Total lease payments	18,219
Less: imputed interest	(2,668)
Present value of operating lease liabilities	$15,551

The following amounts were recorded in the condensed consolidated balance sheet as of September 30, 2020 (in thousands):

Operating Leases
Operating right-of-use assets	$14,762

Accrued and other liabilities	$3,459
Operating lease liabilities, noncurrent	12,092
Total operating lease liabilities	$15,551

Rent expense under ASC 840 was $1.2 million and $3.2 million for the three and nine months ended September 30, 2019, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Manufacturing and Supply Letter Agreements

Letter Agreement, Assignment and Master Services Agreement with Samsung

On April 9, 2020, the Company and Samsung Biologics Co., Ltd. (“Samsung”) entered into a binding letter agreement (the “Samsung Letter Agreement”), pursuant to which Samsung will perform development and manufacturing services for the Company’s SARS-CoV-2 antibody program. Under the terms of the Samsung Letter Agreement, the Company had committed to purchase a firm and binding capacity reservation for a specified number of manufacturing slots in 2021 and 2022. The Company was obligated to pay a total of approximately $362 million for such capacity reservation on a take-or-pay basis regardless of whether such manufacturing slots are utilized by the Company, subject to annual adjustment based on the Korean Consumer Price Index, which also includes certain fees relating to project management and technology transfer. The amounts will be payable during 2021 and 2022 and invoiced on a per-batch basis, with shortfalls invoiced at the end of the year in which such shortfall occurs.

On August 4, 2020, the Company, GlaxoSmithKline Trading Services Limited (“GSKTSL”) and Samsung entered into an Assignment and Novation Agreement effective as of July 31, 2020 pursuant to which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the Samsung Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the Samsung Letter Agreement. On August 4, 2020, GSKTSL entered into a Master Services Agreement with Samsung effective as of July 31, 2020 (the “Samsung MSA”), thereby superseding the Samsung Letter Agreement, and pursuant to which, among other things, Samsung will perform development and manufacturing services for clinical and commercial supply of antibody products under the Company’s SARS-CoV-2 antibody program.

Letter Agreement, Assignment and Master Services Agreement with WuXi Biologics

On June 15, 2020, the Company and WuXi Biologics entered into a binding letter of intent (the “WuXi Biologics Letter Agreement”), pursuant to which WuXi Biologics will perform certain development and manufacturing services for the Company’s SARS-CoV-2 antibody program. Under the terms of the WuXi Biologics Letter Agreement, the Company had committed to purchase a firm and binding capacity reservation for the manufacture of a specified number of batches of drug substance of the Company’s SARS-CoV-2 antibody in 2020 and 2021. In addition, the Company had the right to order an additional specified number of batches of drug substance, provided it makes such election by a specified date in the fourth calendar quarter in 2020. WuXi Biologics is obligated to reserve such manufacturing slots on a non-cancellable basis, and will manufacture the agreed number of batches of drug substance in accordance with an agreed manufacturing schedule. The Company was obligated to pay a total of approximately $130.0 million for such capacity reservation, if all batches are manufactured, inclusive of estimated raw material costs, with between 70% and 80% of the batch production fees owed to WuXi Biologics on a take-or-pay basis regardless of whether such manufacturing slots are utilized by the Company. The amounts will be payable during 2020 and 2021 and invoiced on a per-batch basis. The SARS-CoV-2 antibody drug substance contemplated to be manufactured in accordance with the terms of the WuXi Biologics Letter Agreement will be utilized in connection with progressing the development and commercialization of the SARS-CoV-2 antibody product under the Company’s collaboration with GSK.

On August 4, 2020, the Company, GSKTSL and WuXi Biologics entered into an Assignment and Novation Agreement effective as of July 29, 2020 pursuant to which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the WuXi Biologics Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the WuXi Biologics Letter Agreement. On August 4, 2020, GSKTSL entered into a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics effective as of July 29, 2020 (the “WuXi Biologics MSA”), thereby superseding the WuXi Biologics Letter Agreement, and pursuant to which, among other things, WuXi Biologics will perform development and manufacturing services for clinical and commercial supply of antibody products under the Company’s SARS-CoV-2 antibody program.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

10.	Related Party Transactions

As a result of the Brii Agreement in May 2018, the Company holds a minority equity interest in Brii Bio through its parent company, Brii Bio Parent. Additionally, the Company’s Chief Executive Officer and member of the board of directors as well as another member of the Company’s board of directors serve on Brii Bio Parent’s board of directors.

In January 2019, the Company issued 18,202,213 shares of Series B convertible preferred stock to existing Series A-1 preferred stockholders. See further discussion in Note 11—Convertible Preferred Stock.

11.	Convertible Preferred Stock

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
12.	Common Stock Warrant

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

13.	Stock-Based Awards

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2019	7,186,298	$5.25	8.5
Granted	4,175,235	$32.53
Exercised	(1,387,629)	$2.55
Forfeited	(514,889)	$13.78
Outstanding at September 30, 2020	9,459,015	$17.22	8.7	$174,230
Vested and expected to vest at September 30, 2020	9,459,015	$17.22	8.7	$174,230
Vested and exercisable at September 30, 2020	2,194,929	$4.52	7.8	$65,422

As of September 30, 2020, the Company expects to recognize the remaining unamortized stock-based compensation expense of $107.9 million related to stock options, over an estimated weighted average period of 2.7 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term of options (in years)	5.0 - 6.1	6.0	5.0 - 6.1	5.9 - 6.0
Expected stock price volatility	99.7% - 108.6%	88.5%	88.8% - 108.6%	88.5% - 89.4%
Risk-free interest rate	0.3% - 0.4%	1.9%	0.3% - 1.2%	1.9% - 2.5%
Expected dividend yield	—	—	—	—

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested as of December 31, 2019	2,075,511	$0.95
Vested	(1,791,880)	0.91
Unvested as of September 30, 2020	283,631	$1.15

The shares of restricted stock have not been included in the shares issued and outstanding.

In January 2017, the Company entered into a restricted stock purchase agreement with an executive officer and a restricted stock purchase agreement with a director whereby the executive officer and the director purchased an aggregate of 3,624,355 shares of restricted stock. The consideration for the restricted stock was the issuance of promissory notes which are non-recourse in nature and are accounted for as in-substance stock options. The Company measured compensation cost for these in-substance options based on their estimated fair value on the grant date using the Black-Scholes pricing model. The Company is recognizing compensation cost over the requisite service period with an offsetting credit to additional paid-in capital. In August 2019, under the terms of the notes, the Company received $3.3 million as repayment of the outstanding promissory notes and accrued interest. The Company has a liability of $0.1 million for the portion of the promissory note repayment which relates to restricted common stock subject to future vesting through October 31, 2020. The Company will reduce the restricted stock liability as the common stock vests.

As of September 30, 2020, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock, all of which is expected to be recognized over a remaining weighted-average period of 0.6 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees, including shares sold through the issuance of non-recourse promissory notes of which all the shares are considered to be options for accounting purposes in the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$4,181	$926	$8,369	$1,925
General and administrative	4,401	1,262	8,930	4,115
Total stock-based compensation	$8,582	$2,188	$17,299	$6,040

14.	Net Loss Per Share

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2020	2019
Convertible preferred stock	—	88,112,733
Options issued and outstanding	9,459,015	6,316,944
Restricted shares subject to future vesting	283,631	2,690,767
Warrants to purchase convertible preferred stock	—	244,444
Total	9,742,646	97,364,888

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15.	Subsequent Event

Milestone Payment to Humabs

In October 2020, the Company achieved one of the specified clinical milestones for the SARS-CoV-2 product under its acquisition agreement with Humabs and paid $10.0 million related to this milestone event. See Note 4—Acquisitions for additional information on the Company’s acquisition agreement with Humabs.

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

We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. Our current development pipeline consists of product candidates targeting severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 (the virus that causes COVID-19), hepatitis B virus, or HBV, influenza A virus, human immunodeficiency virus, or HIV, and tuberculosis, or TB.

•

For SARS-CoV-2, VIR-7831, a SARS-CoV-2-neutralizing monoclonal antibody, or mAb, started the lead-in phase of a Phase 2/3 clinical trial program, which is referred to as the COVID-19 Monoclonal antibody Efficacy Trial - Intent to Care Early, or COMET-ICE study, in August 2020 for the early treatment of COVID-19 in patients who are at high risk of hospitalization. In October 2020, the COMET-ICE study continued into Phase 3 based on a positive evaluation of safety and tolerability data from the Phase 2 lead-in. We anticipate that interim Phase 3 data may be available as early as January 2021. Results for the primary endpoint are expected in the first quarter of 2021. We plan to initiate two additional Phase 3 trials in the COMET clinical development program for VIR-7831 – one for the treatment of hospitalized patients as a sub-study of the National Institutes of Health-sponsored ACTIV-3 trial, which is expected to begin as soon as regulatory and ethical approvals are in place, and another for prophylaxis or prevention of symptomatic infection, which is expected to begin in the first quarter of 2021. VIR-7832, a vaccinal SARS-CoV-2-neutralizing mAb, is planned to initiate a Phase 1b/2a clinical trial in the first quarter of 2021. VIR-2703, a SARS-CoV-2-targeting siRNA, is in preclinical studies led by Alnylam Pharmaceuticals, Inc., or Alnylam.

•

For HBV, VIR-2218, an HBV-targeting siRNA, is currently in an ongoing Phase 2 clinical trial. Initial Phase 2 data have demonstrated substantial, durable, and dose dependent reduction of hepatitis B virus surface antigen, or HBsAg, and VIR-2218 has been generally well-tolerated. In July 2020, we initiated a Phase 2 clinical trial to combine VIR-2218 with pegylated interferon-alpha, an approved immune modulatory agent. Initial clinical data are anticipated in 2021. In addition, in May 2020, we initiated a Phase 1 clinical trial for VIR-3434, an HBV-neutralizing mAb. The results of this clinical trial are expected to enable us to initiate a Phase 2 combination trial of VIR-3434 in combination with VIR-2218 in 2021.

•

For influenza A virus, VIR-2482, a mAb designed for the prevention of influenza A, is currently in a Phase 1/2 clinical trial and has been generally well-tolerated. Initiation of the Phase 2 trial for VIR-2482, which was delayed due to the impact of COVID-19, is now expected in the fourth quarter of 2021 with proof-of-concept results anticipated in the first half of 2022.

•	For HIV, VIR-1111, an HIV T cell vaccine based on HCMV, is planned to initiate a Phase 1 trial in the fourth quarter of this year.

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

Prior to our initial public offering, or IPO, we funded our operations primarily from the issuance and sale of convertible preferred stock, and to a lesser extent from revenue from grant agreements with government-sponsored and private organizations, as well as research and development services. In October 2019, we completed our IPO pursuant to which we received net proceeds of $126.4 million, after deducting underwriting discounts, commissions and offering expenses. In July 2020, we completed a follow-on offering of our common stock and issued 8,214,285 shares of our common stock for net proceeds of $323.2 million, after deducting underwriting discounts, commissions and offering expenses. As of September 30, 2020, excluding restricted cash, we had $826.6 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2020 will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our net losses were $193.0 million and $110.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $561.5 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net operating losses for at least the next several years. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We are currently manufacturing product candidates from three different platforms: antibodies, T cells and siRNAs. We have established our own internal chemistry, manufacturing and control, or CMC, capabilities and are working with contract development and manufacturing organizations, or CDMOs to supply our early stage product candidates in the near-term. We have completed our internal capacity build in process development, analytical development, quality, manufacturing and supply chain. Specifically, our San Francisco, California and Portland, Oregon facilities include laboratories that support process development, production of human cytomegalovirus, or HCMV research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 and Phase 2 clinical trials. Material for Phase 3 clinical trials and commercial supply will require large-volume, low-cost-of-goods production. For example, we and our partner have executed a number of collaboration agreements with additional large-scale CDMOs to plan for future scale-up and capacity, particularly to support development and potential commercialization.

Recent SARS-CoV-2 Activities

Since February 2020, we have entered into a number of collaboration agreements to accelerate the development, manufacture, and potential commercialization of therapies to treat and prevent SARS-CoV-2 and other coronaviruses. We have also made substantial efforts to protect our intellectual property in this area, as evidenced by the expansion of our patent portfolio.

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

•

In March and April 2020, we entered into two further amendments to our collaboration and license agreement with Alnylam to expand our existing collaboration of five infectious disease targets to nine, including one targeting SARS-CoV-2 and potentially other coronaviruses, and up to three targeting human host factors for SARS-CoV-2.

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

COVID-19 Business Update

With the global spread of the current COVID-19 pandemic, we have implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. As a result of these developments, in March 2020, we implemented work-from-home policies for most of our employees. We have also implemented plans to reopen our offices to allow employees to return when appropriate. Although these plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented, there is uncertainty regarding recent phased reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing of clinical trial supply. For some of our clinical development programs, we are experiencing, and may continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients. For example, the initiation of the Phase 1 trial for VIR-1111 and Phase 2 trial for VIR-2482, which were delayed due to the impact of COVID-19, are now expected in the fourth quarter of 2020 and fourth quarter of 2021, respectively. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

Our License, Collaboration and Grant Agreements

We have entered into grant, license and collaboration arrangements with various third parties. For details regarding these and other agreements, see Note 6—Grant Agreements and Note 7—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	expenses related to license and collaboration agreements, and contingent consideration from business acquisitions;
•	personnel-related expenses, including salaries, benefits and stock-based compensation for personnel contributing to research and development activities;
•	expenses incurred under agreements with third-party contract manufacturing organizations, contract research organizations, and consultants;
•	clinical costs, including laboratory supplies and costs related to compliance with regulatory requirements; and
•	other allocated expenses, including expenses for rent and facilities maintenance, and depreciation and amortization.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)
Revenue:
Grant revenue	$1,740	$1,166	$574	$7,690	$6,771	$919
License revenue from a related party	—	—	—	22,747	—	22,747
Contract revenue	188	237	(49)	44,197	340	43,857
Total revenue	1,928	1,403	525	74,634	7,111	67,523
Operating expenses:
Research and development	70,684	39,863	30,821	215,316	95,541	119,775
General and administrative	18,859	9,220	9,639	47,894	25,790	22,104
Total operating expenses	89,543	49,083	40,460	263,210	121,331	141,879
Loss from operations	(87,615)	(47,680)	(39,935)	(188,576)	(114,220)	(74,356)
Other income (expense):
Interest income	412	2,012	(1,600)	2,548	6,564	(4,016)
Other income (expense), net	2,616	(2,659)	5,275	(6,904)	(3,251)	(3,653)
Total other income (expense)	3,028	(647)	3,675	(4,356)	3,313	(7,669)
Loss before benefit from (provision for) income taxes	(84,587)	(48,327)	(36,260)	(192,932)	(110,907)	(82,025)
Benefit from (provision for) income taxes	(22)	13	(35)	(84)	(5)	(79)
Net loss	$(84,609)	$(48,314)	$(36,295)	$(193,016)	$(110,912)	$(82,104)

Revenue

Total revenue was $1.9 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and $74.6 million and $7.1 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in total revenue for the three months ended September 30, 2020 was primarily due to the timing of research activities under the HIV and TB grants with the Bill & Melinda Gates Foundation. The increase in total revenue for the nine months ended September 30, 2020 was primarily due to $43.3 million of revenue related to the license granted to GSK under our collaboration agreement, and $22.7 million of revenue related to Brii Biosciences Offshore Limited’s, or Brii Bio’s, exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in greater China.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$20,579	$12,666	$7,913	$80,137	$12,356	$67,781
Personnel	17,323	11,762	5,561	46,488	31,879	14,609
Contract manufacturing	10,844	2,193	8,651	32,488	14,987	17,501
Clinical costs	7,414	3,080	4,334	14,913	5,912	9,001
Other	14,524	10,162	4,362	41,290	30,407	10,883
Total research and development expenses	$70,684	$39,863	$30,821	$215,316	$95,541	$119,775

Comparison of three months ended September 30, 2020 and 2019

Research and development expenses were $70.7 million and $39.9 million for the three months ended September 30, 2020 and 2019, respectively. This increase was primarily due to the following factors:

•

contract manufacturing expense increased by $8.7 million, which was primarily attributable to an increase of $8.2 million related to initiation of manufacturing activities and process development for our SARS-CoV-2 programs;

•

licenses, collaboration and contingent consideration expenses increased by $7.9 million, which was primarily attributable to increases of $18.8 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, and $1.2 million in costs under our collaboration with GSK, partially offset by $5.7 million decrease in costs incurred under our collaboration agreement with Alnylam, $5.0 million milestone achieved in the third quarter of 2019 under our 2018 license agreement, or the 2018 MedImmune Agreement, with MedImmune, LLC, and $1.4 million decrease in various license fees and milestone with third parties;

•	personnel-related expenses increased by $5.6 million, which was primarily attributable to an increase in our headcount;
•

other research and development expenses increased by $4.4 million, which was primarily attributable to increases of $2.0 million in external research costs due to increased clinical and manufacturing activities, and $1.0 million in supplies and equipment costs to support our programs related to COVID-19; and

•	clinical costs increased $4.3 million, which was primarily attributable to activities related to our VIR-7831, VIR-1111 and VIR-3434 clinical trials.

Comparison of nine months ended September 30, 2020 and 2019

Research and development expenses were $215.3 million and $95.5 million for the nine months ended September 30, 2020 and 2019, respectively. This increase was primarily due to the following factors:

•

licenses, collaboration and contingent consideration expenses increased by $67.8 million, which primarily attributable to increases of $36.9 million related to the change in fair value of the contingent consideration from our acquisition of Humabs, $31.8 million on achievement of the first development milestone related to our Alnylam Agreement, and $10.0 million payment to Alnylam resulting from Brii Bio's exercise of its option for VIR-2218, partially offset by $5.0 million milestone achieved in the third quarter of 2019 under our 2018 MedImmune Agreement, $2.6 million reimbursement of costs pursuant to our collaboration with GSK and $2.3 million decrease in costs incurred under our collaboration agreement with Alnylam;

•

contract manufacturing expense increased by $17.5 million, which was primarily attributable to an increase of $27.0 million related to initiation of manufacturing activities and process development for our SARS-CoV-2 programs, partially offset by a decrease of $9.0 million related to the manufacturing for HBV, HIV and influenza A drug products initiated in 2018 and completed in the first half of 2019;

•	personnel-related expenses increased by $14.6 million, which was primarily attributable to an increase in our headcount;
•

other research and development expenses increased by $10.9 million, which was primarily attributable to increases of $4.0 million in external research costs due to increased clinical and manufacturing activities, $3.3 million in supplies and equipment costs to support our programs related to COVID-19, and $2.7 million in the allocation of facilities costs due to an increase in our headcount; and

•	clinical costs increased by $9.0 million, which was primarily attributable to activities related to our VIR-7831, VIR-1111 and VIR-3434 clinical trials.

General and Administrative Expenses

General and administrative expenses were $18.9 million and $9.2 million for the three months ended September 30, 2020 and 2019, respectively, and $47.9 million and $25.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was primarily due to increases in personnel-related expenses related to additional headcount, legal fees, external consulting and other expenses due to costs associated with operating as a public company.

Interest Income

Interest income was $0.4 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $6.6 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to lower interest rates on investment balances in the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Other Income (Expense), Net

Other income, net was $2.6 million for the three months ended September 30, 2020 compared to other expense, net of $2.7 million for the three months ended September 30, 2019. Other expense, net was $6.9 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in other income or expense was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

As of September 30, 2020, excluding restricted cash, we had $826.6 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $561.5 million. We have financed our operations primarily through sales of our common stock and convertible preferred securities and payments received under our grant and collaboration agreements.

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

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2020 will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	any expenses needed to attract, hire and retain skilled personnel;
•	the costs of operating as a public company; and
•	the extent to which we acquire or in-license other companies’ product candidates and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(108,889)	$(90,747)
Investing activities	(70,575)	(182,389)
Financing activities	529,733	319,144
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$350,269	$46,008

Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $108.9 million. This consisted primarily of a net loss of $193.0 million and a payment on contingent consideration of $6.5 million related to a milestone achieved related to our Humabs acquisition, partially offset by a decrease in our net operating assets of $3.6 million and non-cash charges of $87.0 million. The change in our net operating assets of $3.6 million was primarily due to an increase in accrued liabilities and other long-term liabilities by $13.2 million and an increase in accounts payable of $1.0 million due to higher research and development activities, which was partially offset by a decrease in deferred revenue of $5.7 million related to revenue recognized from the Bill & Melinda Gates Foundation grants, and a decrease in operating lease liabilities of $2.3 million due to lease payments. The non-cash charges of $87.0 million primarily consisted of $44.4 million for revaluation of contingent consideration, $16.8 million for the change in fair value of the derivative liability under the Alnylam Agreement, $17.3 million for stock-based compensation expense, and $3.2 million for depreciation and amortization.

During the nine months ended September 30, 2019, net cash used in operating activities was $90.7 million. This consisted primarily of a net loss of $110.9 million, partially offset by a decrease in our net operating assets of $6.5 million and non-cash charges of $13.7 million. The change in our net operating assets of $6.5 million was primarily driven by an increase in accrued liabilities related to expenses incurred under the Alnylam Agreement. The non-cash charges of $13.7 million primarily consisted of $6.0 million for stock-based compensation expense, $3.4 million for revaluation of convertible preferred stock liability, and $3.4 million for depreciation and amortization expense.

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $70.6 million. This consisted primarily of purchases of investments of $363.4 million and purchases of property and equipment of $4.1 million, partially offset by $296.8 million in proceeds received from investments which matured during the period.

During the nine months ended September 30, 2019, net cash used in investing activities was $182.4 million. This consisted of purchases of short-term investments of $495.9 million and purchases of property and equipment of $7.4 million, partially offset by $320.9 million in proceeds received from short-term investments which matured during the period.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $529.7 million. This consisted primarily of proceeds received from the issuance of our common stock to GSK of $206.7 million in April 2020, the issuance of our common stock related to our follow-on offering of $323.2 million and from exercises of stock options of $3.5 million, partially offset by a payment of contingent consideration related to our Humabs acquisition of $3.5 million.

During the nine months ended September 30, 2019, net cash provided by financing activities was $319.1 million. This consisted primarily of net proceeds received from the issuance of our Series B convertible preferred stock of $317.3 million in January 2019.

Contractual Obligations and Commitments

Except as discussed in Note 9—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Except as noted below and in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2020, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $473.1 million as of September 30, 2020, which consisted of money market funds. We also had short-term investments of $364.1 million as of September 30, 2020. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2020.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the condensed consolidated statements of operations and were not material for the nine months ended September 30, 2020 and 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:

•	We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve or maintain profitability.
•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

We require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

•

Our pursuit of a potential therapy for COVID-19, the disease caused by the virus SARS-CoV-2, is at an early stage, and we are committing substantial financial resources and personnel and making substantial capital commitments with third parties in furtherance thereof.

•

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates in a timely manner. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.

•

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

•

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

•	Clinical product development involves a lengthy and expensive process. We may incur additional costs and encounter substantial delays or difficulties in our clinical trials.
•	Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current COVID-19 pandemic and future outbreaks of the disease.
•	We intend to rely on third parties to produce clinical and commercial supplies of our product candidates.
•

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

•

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

Since inception in April 2016, we have incurred significant net losses and have never generated any revenue from product sales. Our net loss was $193.0 million and $110.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $561.5 million. We expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. To date, we have never obtained regulatory approval for, or commercialized, any products. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2020, excluding restricted cash, we had cash, cash equivalents and short-term investments of $826.6 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2020 will fund our current operating plans through at least the next 12 months from the issuance date of our condensed consolidated financial statements for the period ended September 30, 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

Our pursuit of a potential therapy for COVID-19, the disease caused by the virus SARS-CoV-2, is at an early stage, and we are committing substantial financial resources and personnel and making substantial capital commitments with third parties in furtherance thereof and we may be unable to secure sufficient capital or manufacturing capacity to develop and commercialize a therapy that successfully treats the virus in a timely manner, if at all.

In response to the recent outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as VIR-7831 and VIR-7832, and siRNA using our siRNA platform (in collaboration with Alnylam), such as VIR-2703. Our testing and development of these potential therapies is in early stages, and we may be unable to produce a therapy that successfully treats the virus in a timely manner, if at all. For example, we initiated a Phase 3 clinical trial in October 2020 for VIR-7831, for which we anticipate that interim data may be available as early as January 2021. We have not yet initiated any clinical trials for VIR-7832 or VIR-2703, although we plan to commence a Phase 1b/2a clinical trial in the first quarter of 2021 for VIR-7832 and continue pre-clinical studies for VIR-2703 led by Alnylam Pharmaceuticals, Inc., or Alnylam.

We are also committing substantial financial resources, both internally and externally, and personnel to the development of a potential therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. In particular, our ability to develop an effective therapy will depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations and which will require significant additional funding. For example, in April 2020 we entered into a binding letter agreement, or the Samsung Letter Agreement, with Samsung Biologics Co. Ltd., or Samsung, pursuant to which we were obligated to pay directly to Samsung, prior to our assignment of such agreement, a total of approximately $362.0 million for a firm and binding capacity reservation for a specified number of manufacturing slots in 2021 and 2022 for our SARS-CoV-2 antibody program regardless of whether we utilize such manufacturing slots. In June 2020, we entered into a binding letter of intent, or the WuXi Biologics Letter Agreement, with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, pursuant to which we committed to purchase a firm and binding capacity reservation for the manufacture of a specified number of batches of drug substance of our SARS-CoV-2 antibody in 2020 and 2021. We were obligated to pay directly to WuXi, prior to our assignment of such agreement, a total of approximately $130.0 million for such capacity reservation, if all batches are manufactured, inclusive of estimated raw material costs, with between 70% and 80% of the batch production fees owed to WuXi Biologics on a take-or-pay basis regardless of whether we utilize such manufacturing slots. In July 2020, we assigned each of the Samsung Letter Agreement and the WuXi Biologics Letter Agreement to GlaxoSmithKline Trading Services Limited, or GSKTSL, and GSKTSL entered into a Master Services Agreement with Samsung, or the Samsung MSA, and a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics, or the WuXi Biologics MSA, thereby superseding each of the Samsung Letter Agreement and the WuXi Biologics Letter Agreement, and pursuant to which, among other things, Samsung and WuXi Biologics will perform development and manufacturing services for clinical and commercial supply of antibody products under our SARS-CoV-2 antibody program under each of the Samsung MSA and WuXi Biologics MSA. In accordance with the terms of the definitive collaboration agreement with Glaxo Wellcome UK Limited and Beecham S.A. (collectively referred to as GSK), we will continue to be responsible for 72.5% of the costs under each of the Samsung MSA and WuXi Biologics MSA, and GSK will bear 27.5% of such costs, subject to certain conditions and exceptions. In May 2020, we entered into a clinical development and manufacturing agreement with Biogen Inc., or Biogen, pursuant to which we could be required to pay approximately $100.0 million to Biogen as an “access fee” based on our current working assumptions of manufacturing titer and yield per batch if we successfully manufacture all batches of SARS-CoV-2 antibody drug substance under the Samsung MSA, in addition to other payments to Biogen pursuant to statements of work under the Biogen agreement. Our current estimated aggregate commitments to GSK under the Samsung MSA and WuXi Biologics MSA for drug substance, drug product and raw material are approximately $482.0 million, excluding the approximate “access fee” payable to Biogen.

While we believe securing such manufacturing capacity and technological expertise is crucial to the potential success of our SARS-CoV-2 antibody development programs, such capital commitments plus any future commitments, in the aggregate, may, in the future, exceed our available cash and cash equivalents and short-term investments. We may also need to enter into additional manufacturing arrangements in the future in order to create an effective supply chain for our COVID-19 product candidates that will adequately support demand. We will need to raise substantial additional capital to fund the development of our product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the approved product candidate, either in the United States or abroad.

In addition, another party may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy in a more timely manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. There are efforts by several public and private entities to develop a therapy for COVID-19, including AstraZeneca plc, Eli Lilly, Johnson & Johnson, Moderna, Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Sanofi S.A., some of which are further along in the clinical development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that we will secure U.S. government funding or a broad enough manufacturing infrastructure, which may adversely impact our ability to commercialize a therapy for COVID-19. In addition, several organizations have already secured significant commitments from governments to purchase COVID-19 vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

We have only recently initiated clinical trials for four product candidates. We have not obtained regulatory approval for any product candidate, and it is possible that any product candidates we may seek to develop in the future will not obtain regulatory approval. Neither we nor any current or future collaborator is permitted to market any product candidates in the United States or abroad until we receive regulatory approval from the U.S. Food and Drug Administration, or the FDA, or applicable foreign regulatory agency. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

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

We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We initiated a Phase 2 clinical trial to combine VIR-2218 with pegylated interferon-alpha and we are planning trials that combine VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

•

disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including the current COVID-19 pandemic and future outbreaks of the disease, which already caused us to delay initiation of the Phase 2 trial for VIR-2482 and Phase 1 trial for VIR-1111, and could cause other or additional disruptions.

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

Furthermore, our product candidates are based on certain innovative technology platforms, which makes it even more difficult to predict the time and cost of product candidate development and obtaining regulatory approval, particularly for our small interfering ribonucleic acid, or siRNA, and cytomegalovirus, or CMV, vector technologies. Relatively few siRNA product candidates have ever been tested in humans and to date, we are only aware of two siRNAs, ONPATTRO (patisiran) in 2018 and Givlaari (givosiran) in 2019 (both developed by Alnylam), that have received regulatory approval. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing VIR-7831, VIR-7832 and VIR-2703 for the treatment of COVID-19, VIR-2218 and VIR-3434 for the treatment of HBV, VIR-2482 for the prevention of influenza A, VIR-1111 for the prevention of human immunodeficiency virus, or HIV, and VIR-2020 for the prevention of tuberculosis, or TB. In particular, clinical trials for prophylaxes tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions and may require us to pause our clinical trials or require additional testing to confirm these determinations, if they occur.

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

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For example, there are efforts by several public and private entities to develop a therapy for COVID-19, including AstraZeneca plc, Eli Lilly, Johnson & Johnson, Moderna, Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Sanofi S.A., some of which are further along in the clinical development process than we are. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19.

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

It is difficult to predict how these executive actions, including the executive orders, will be implemented and the extent to which they will affect the FDA’s ability to exercise its regulatory authority, including as a result of the 2020 U.S. elections. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business, financial condition, results of operations and prospects may be negatively impacted.

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

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in the early testing and development stages. VIR-7831, a SARS-CoV-2-neutralizing mAb, is currently in a Phase 3 clinical trial, VIR-7832, also a SARS-CoV-2-neutralizing mAb, is planned to initiate a Phase 1b/2a clinical trial and discussions with regulatory bodies are ongoing, and VIR-2703, a SARS-CoV-2-targeting siRNA, is planned to continue pre-clinical studies led by Alnylam. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional pre-clinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information on their behalf, and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•	the Federal Food Drug or Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There remain judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the CMS, published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement have on our business.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposals for fiscal years 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these measures may require additional authorization to become effective, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug and biological product costs. In addition, it is uncertain how the results of the 2020 U.S. elections will impact these measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

We are currently manufacturing material for product candidates of three different modalities: mAbs, HCMV-based vaccines and siRNAs. Except for limited process development and quality control testing capabilities in certain of our facilities, we do not own or operate facilities for product manufacturing, storage and distribution, or testing. We are dependent on third parties to manufacture the clinical supplies of our current and any future product candidates. We have established relationships with multiple contract development and manufacturing organizations, or CDMOs, that have produced material to support our preclinical, Phase 1, 2, and 3 clinical trials. We have not yet manufactured our product candidates on a commercial scale, and we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates. Certain of our product candidates may have to compete with existing and future products, such as the annual flu vaccine or any potential COVID-19 vaccine, that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.

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

We also intend to rely on third-party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization. There is, however, no assurance that our third-party manufacturers will meet our working assumptions of manufacturing titer and yield per batch of our product candidates. Any reduction in anticipated manufacturing titer and yield delay may adversely impact our ability to meet market demand for any approved product. Furthermore, if we are not able to produce supply at low enough costs, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, we currently rely on foreign CDMOs, including a CDMO in China which we rely on for the clinical development, manufacturing, and commercialization of our proprietary antibodies developed for SARS-CoV-2, and will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partnerships in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the United Kingdom could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding , which could adversely affect our financial condition and cause us to delay our clinical development programs.

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

In addition, our acquisitions of TomegaVax, Humabs and Agenovir included the following future contingent payments: up to $30.0 million in milestone payments related to the TomegaVax acquisition, up to $240.0 million in milestones payments related to the Humabs acquisition, and up to $135.0 million in milestones related to the Agenovir acquisition. The milestone payments related to the TomegaVax acquisition are dependent on the per share price of our common stock. We may in the future be required to make these payments, which could adversely affect our financial condition. For example, as a result of the achievement of certain development milestones achieved in June and October 2020, we paid an aggregate of $20.0 million to Humabs securityholders.

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

As of September 30, 2020, we had 297 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel all within the context of the rapidly evolving global pandemic of COVID-19. We continue to closely monitor the COVID-19 situation and will evolve our expansion plans as needed. As a result of the global pandemic, the majority of our workforce has been working from home since March 2020. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. We have implemented plans to reopen our offices to allow employees to return when appropriate. Although these plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented, there is uncertainty regarding recent phased reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that have joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19 pandemic and future outbreaks of the disease, which was declared by the World Health Organization as a global pandemic, and is resulting in travel and other restrictions to reduce the spread of the disease, including a California executive order, a San Francisco Bay Area and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The San Francisco Bay Area shelter-in-place order took effect in March 2020, has been amended to gradually allow for the phased reopening of certain activities, but the broader shelter-in-place mandates continue to remain in effect with no current expiration date. Similarly, the broader effects of the March 2020 California executive order will continue for an indefinite period of time. As a result, a large part of our workforce in the United States has been working remotely since March 2020 and plans to fully reopen our offices have not yet been initiated. In addition, our Humabs BioMed S.A. subsidiary headquartered in Bellinzona, Switzerland who has employees who reside in both Switzerland and Italy is affected by restrictions and national quarantined regulations imposed by both the Swiss and Italian governments. As a result of these developments, in the early part of the year, most of our employees in Bellinzona, Switzerland were working remotely. In the summer, some of these restrictions were relaxed, and we were able to implement our plans to slowly reopen our offices to allow employees to return. Although our reopening plans have been consistent with local governments requirements and their phased approach to reopening, there is uncertainty regarding recent phased reopenings, which may be rolled back and restrictions reimplemented. The effects of the state executive order, a local shelter-in-place order, government-imposed quarantines and our work-from-home policies, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our CDMOs that we use to supply our early stage product candidates are located in China, where the COVID-19 outbreak was first reported and where there have been government-imposed quarantines. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the coronavirus outbreak in the region or other regions may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates.

In addition, our clinical trials have been affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment has been and may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been delayed or disrupted, which has adversely impacted our clinical trial operations. For example, the initiation of the Phase 1 trial for VIR-1111 and Phase 2 trial for VIR-2482, which were delayed due to the impact of COVID-19, are now expected in the fourth quarter of 2020 and fourth quarter of 2021, respectively. Further delays to our trials may occur.

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

Our internal computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other contractors or consultants are potentially vulnerable to malware, computer viruses, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. We have in the past experienced security breaches of our information technology systems. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. On May 13, 2020, the Federal Bureau of Investigation (“FBI”) and the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) announced that the FBI was investigating the targeting and compromise of U.S. organizations conducting COVID-19-related research by cyber actors affiliated with the People’s Republic of China. On July 16, 2020, the National Security Agency, National Cyber Security Center, Communications Security Establishment and CISA released a joint cybersecurity advisory detailing the targeting by Russian Intelligence Services of organizations involved in COVID-19 vaccine development in the United States, Canada and the United Kingdom. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, including but not limited to information related to our product candidates targeting SARS-CoV-2, we could incur liability, our competitive and reputational position could be harmed, and the further development and commercialization of our product candidates could be delayed.

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

We (and our service providers) receive, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations, liability and risks related to privacy, security, and data protection, and our (and our service providers’) actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, and otherwise adversely affect our business.

We, and our service providers, receive, process, store and use personal information and other data about our clinical trial participants, employees, partners and others. We, and our service providers, must comply with numerous foreign and domestic laws and regulations regarding privacy and the storing, sharing, use, processing, disclosure, security, and protection of personal information and other data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. We strive to comply with all applicable requirements and obligations; however new laws, policies, codes of conduct and legal obligations may arise, continue to evolve, be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and conflict with one another. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract or pursuant to our stated privacy or security policies or obligations to third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, operations and financial performance. With substantial uncertainty over the interpretation and application of these laws, regulations and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our efforts to do so.

In addition, various states, such as California and Massachusetts, have implemented similar privacy and data protection laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California enacted legislation that became effective on January 1, 2020, the California Consumer Privacy Act, or CCPA, that, among other things, requires covered companies to provide new disclosures to California residents, affords California residents new abilities to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. The CCPA was amended several times throughout 2018, 2019, and 2020, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data. The CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information. In addition, the California Privacy Rights Act of 2020, or CPRA, was approved by California voters during the November 2020 ballot initiative in California. The CPRA will amend the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. It is expected that the CPRA would take effect on January 1, 2023. The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from the EU to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Following the Court of Justice of the European Union’s decision, the Swiss Federal Data Protection and Information Commissioner, or the FDPIC, announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. While the FDPIC does not have authority to invalidate the Swiss-U.S. Privacy Shield regime, the FDPIC’s announcement casts doubt on the viability of the Swiss-U.S. Privacy Shield as a future compliance mechanism for Swiss-US data transfers. Authorities in the United Kingdom, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield as a mechanism for lawful personal information transfers from those countries to the United States. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from the EEA, United Kingdom or Switzerland may also restrict our clinical trials activities in Europe; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to the regulation of data protection in the United Kingdom, including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the United Kingdom will be regulated. While the United Kingdom Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether the transfer of data from the EU to the United Kingdom will in future remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the United Kingdom, including the GDPR, and transfers of data from the EU to the United Kingdom are permitted without the need for any “adequacy mechanism. Unless the EU Commission makes an “adequacy finding” in respect of the United Kingdom before January 1, 2021, from that date the United Kingdom will be a “third country” under the GDPR and transfers of data from the EU to the United Kingdom will require an “adequacy mechanism”, such as the Standard Contractual Clauses. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

On December 22, 2017, President Trump signed into law a comprehensive tax reform bill, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, including as a result of the 2020 U.S. elections, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The ongoing COVID-19 pandemic, for example, has negatively affected some sectors of the stock market and investor sentiment and has resulted in significant volatility. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the market price for our common stock may be influenced by the following:

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

We may also be subject to more stringent state law requirements. For example, on September 30, 2018, then California Governor Jerry Brown signed into law Senator Bill 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. Each public company with principal executive offices in California is required to have at least one female on its board of directors, and by December 31, 2021, will be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. We are currently compliant with the requirements, but there are no assurances that we will be compliant in the future. Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law

Assembly Bill 979 which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.”  By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. If we fail to comply with either Senator Bill 826 or Assembly Bill 979, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 for each subsequent violation, and our reputation may be adversely affected.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, unless we consent in writing to the selection of an alternative forum. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

10.1

Assignment and Novation Agreement among the Company, GlaxoSmithKline Trading Services Limited and Samsung Biologics Co., Ltd., dated July 31, 2020 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on August 7, 2020).

10.2

Assignment and Novation Agreement among the Company, GlaxoSmithKline Trading Services Limited and WuXi Biologics (Hong Kong) Limited, dated July 29, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on August 7, 2020).

10.3+	Employment Letter Agreement between the Company and Steven Rice, dated August 22, 2019.

10.4+	Promotion Letter Agreement between the Company and Steven Rice, dated July 30, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
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

VIR BIOTECHNOLOGY, INC.

Date: November 10, 2020	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Howard Horn
Howard Horn
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)