Form 10-K
period 2020-12-31
Vir Biotechnology, Inc.
filed 2021-02-25
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ NO ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2020 was approximately $2.3 billion based upon the closing price of its Common Stock on June 30, 2020 of $40.97 per share, as reported by The Nasdaq Global Select Market.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2021 was 127,836,816.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2020.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Part I of this Annual Report on Form 10-K.

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

•	Clinical product development involves a lengthy and expensive process. We may incur additional costs and encounter substantial delays or difficulties in our clinical trials.
•	Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current COVID-19 pandemic and future outbreaks of the disease.
•	The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
•	We intend to rely on third parties to produce clinical and commercial supplies of our product candidates.
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

We are a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are one of the leading causes of death worldwide and can cause trillions of dollars of direct and indirect economic burden each year – as evidenced by the current coronavirus disease 2019, or COVID-19 pandemic. We believe that now is the time to apply the recent and remarkable advances in immunology to combat current and prepare for potential future infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen, and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.

Our current development pipeline consists of product candidates targeting COVID-19, hepatitis B virus, or HBV, influenza A virus, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity, and small interfering ribonucleic acid, or siRNA, through internal development, collaborations, and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases and product development. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

Our Development Pipeline

Our current product candidates are summarized in the chart below:

*VIR-7831 IV formulation currently in Phase 3 COMET-ICE trial; IM formulation currently in Phase 2 COMET-PEAK trial, and pending in Phase 3 COMET-TAIL and COMET-STAR trials.

**Vaccine designed to establish proof of concept in Phase (Ph) 1 clinical trial to determine whether unique immune response observed in non-human primates can be replicated in humans; ultimately, any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

COVID-19: As of February 24, 2021, there were over 112.0 million recorded infections and almost 2.5 million recorded deaths worldwide from COVID-19. The U.S. Food and Drug Administration, or FDA, has granted Emergency Use Authorization, or EUA, to two vaccines for prophylaxis of COVID-19, to three monoclonal antibody, or mAb, regimens for treatment of mild-to-moderate COVID-19 and for convalescent plasma, and has approved remdesivir for the treatment of hospitalized COVID-19 patients. Corticosteroids and other drugs are also being used to treat hospitalized patients. The ongoing safety and efficacy of these medicines, however, particularly as the virus mutates while it infects more people and comes under increased immune pressure, is uncertain.

We have moved rapidly to address this global health challenge, together with our collaboration partner GlaxoSmithKline plc. Our focus is on treating and preventing severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 (the virus that causes COVID-19), as well as potential future coronavirus outbreaks. To do so, we are developing differentiated mAbs (VIR-7831 and VIR-7832), small molecules, and vaccines. We anticipate that the initial registration populations for our mAb product candidates will include those in need of treatment for COVID-19, and potentially those who would benefit from prophylaxis of COVID-19.

VIR-7831 and VIR-7832 are SARS-CoV-2-neutralizing mAbs. Both VIR-7831 and VIR-7832 are based on a parent antibody, S309, which was derived from samples previously gathered for research on pan-coronavirus-neutralizing mAbs. Preclinical data suggest that VIR-7831 and VIR-7832 have the potential for ‘dual-action’, or the ability to block viral entry into healthy cells and an enhanced ability to clear infected cells. Both mAbs also bind to an epitope on SARS-CoV-2 that is shared with SARS-CoV-1 (the virus that causes SARS), indicating that the epitope is highly conserved, which may make it more difficult for viral resistance to develop. Both mAbs have also been designed to achieve high concentration in the lungs for optimal penetration into airway tissues affected by SARS-CoV-2 and to have an extended half-life. In addition, VIR-7832 has been designed to potentially enhance virus-specific T cell function, which could also help treat and/or prevent COVID-19 infection.

Our clinical program for VIR-7831 and VIR-7832 is comprised of the following trials:

In August 2020, we initiated the lead-in phase of our Phase 2/3 VIR-7831 trial named COVID-19 Monoclonal antibody Efficacy Trial - Intent to Care Early, or COMET-ICE, for the treatment of adults at high risk of hospitalization or death from COVID-19. In October 2020, the trial continued into Phase 3 based on a positive evaluation of the safety and tolerability data from the Phase 2 lead-in. Results for the primary endpoint of COMET-ICE are expected in the first quarter of 2021, and if positive, will be used to seek EUA from the FDA and ultimately approval through the submission of a biologics license application, or BLA. In December 2020, we initiated a Phase 3 trial named Therapeutics for Inpatients with COVID-19, or TICO, of VIR-7831 for the treatment of hospitalized adults with COVID-19 as part of a new sub-trial of the National Institutes of Health’s, or NIH’s, Accelerating COVID-19 Therapeutic Interventions and Vaccines, or ACTIV, Program, specifically ACTIV-3. An evaluation of the benefit/risk profile of VIR-7831 is expected in the first quarter of 2021 and will determine if VIR-7831 continues in the next part of the ACTIV-3 trial. In January 2021, we initiated a Phase 2 combination trial of VIR-7831 and Eli Lilly and Company’s bamlanivimab (LY-CoV555) for the treatment of mild to moderate COVID-19 in low-risk adults as part of Eli Lilly and Company’s BLAZE-4 trial. This trial will evaluate the impact of VIR-7831 plus bamlanivimab on viral clearance and clinical outcomes in participants with mild to moderate COVID-19. Initial results for this arm of the BLAZE-4 trial are expected in the first half of 2021. In February 2021, we initiated COMET-Patient SafEty, TolerAbility, PharmacoKinetics, or COMET-PEAK , a Phase 2 trial evaluating an intramuscular, or IM, formulation of VIR-7831 in low-risk adults with mild to moderate COVID-19. In the second quarter of 2021, we also plan to initiate two additional IM trials of VIR-7831: COMET-Treatment of Acute COVID-19 with Intramuscular monocLonal antibody, or COMET-TAIL, a Phase 3 trial in adults at high risk of hospitalization or death, and COMET-Stop Transmission of Acute SARS-CoV-2, or COMET-STAR, for prophylaxis or prevention of symptomatic infection of COVID-19.

In addition, in the first quarter of 2021, we anticipate initiating a Phase 1b/2a trial of VIR-7832 for the treatment of adults with mild to moderate COVID-19 at high risk of hospitalization as part of the U.K.-based and National Health Service, or NHS, supported AGILE initiative. The dose-escalation Phase 1b part of the trial will evaluate the safety and tolerability of single ascending doses of VIR-7832 for the treatment of mild to moderate COVID-19. The Phase 2a portion will evaluate the safety and virologic activity of VIR-7832, as well as T cell responses to SARS-CoV-2 of VIR-7832 and VIR-7831.

In connection with the advancement of our COVID-19 mAbs, we and our collaboration partner, Glaxo Wellcome UK Limited and Beecham S.A. (individually and collectively referred to as GSK), have established a strategic manufacturing network, which will enable the manufacture of approximately two million doses to patients the first year following potential EUA, and several fold that in the second year, depending on titer and yield. See the section titled “Manufacturing” for a summary of our manufacturing activities and a description of the agreements with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, Biogen Inc., or Biogen, and Samsung Biologics Co., Ltd., or Samsung. In addition, we are collaborating on potential commercialization with WuXi Biologics, for greater China and with GSK, for all other countries.

HBV:  Approximately 290 million people globally are chronically infected with HBV and approximately 900,000 of them die from HBV-associated complications each year. There is a significant unmet medical need for more effective therapies that lead to life-long control of the virus after a finite duration of therapy, which is the definition of a functional cure. For a registrational trial to demonstrate a functional cure, the formal endpoint accepted by the FDA is undetectable hepatitis B virus surface antigen, or HBsAg, defined as less than 0.05 international units per milliliter, or IU/ml, as well as HBV DNA less than the lower limit of quantification, in the blood six months after the end of therapy. Currently, a year-long course of pegylated interferon-alpha, or PEG-IFN-α, is the best available curative therapy. It has a low functional cure rate of approximately three to seven percent. Alternatively, suppressive therapy with nucleotide/nucleoside reverse transcriptase inhibitors, or NRTIs, is commonly used, but patients often require a lifetime of therapy.

We are developing VIR-2218 and VIR-3434 for the functional cure of HBV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response in addition to antiviral activity based on the observation that severe immunosuppression can reactivate HBV disease. While monotherapy with VIR-2218 and VIR-3434 may provide a functional cure in some patients, we believe combination therapy will be necessary for a functional cure in many patients.

We plan to initiate a Phase 2 trial in the second half of 2021 that combines VIR-2218 and VIR-3434, which we believe have the potential to act in concert by inhibiting virion production, removing potentially tolerogenic HBV proteins, and stimulating new HBV specific T cells. Additionally, in July 2020, we initiated a Phase 2 combination clinical trial of VIR-2218 with PEG-IFN-α, an approved immune modulatory agent, and anticipate initial clinical data in the second quarter of 2021. In January 2021, we announced a clinical trial collaboration with Gilead Sciences, Inc., or Gilead, to initiate a Phase 2 trial of VIR-2218 in combination with GS-9688 (selgantolimod), a TLR-8 agonist, and nivolumab, an approved PD-1 inhibitor, in 2021 in both treatment-experienced and treatment-naïve patients with HBV. We also anticipate that Brii Biosciences Offshore Limited, or Brii Bio, will start a Phase 2 trial of VIR-2218 in combination with BRII-179, an investigational T cell vaccine, in the first half of 2021. We anticipate that the initial registration population for these product candidates will be patients chronically infected with HBV.

VIR-2218 is a subcutaneously administered HBV-targeting siRNA that is currently in a Phase 2 clinical trial. By targeting a conserved region of the HBV genome, it is designed to inhibit the production of all HBV proteins: X, polymerase, S, and core. Suppression of HBV proteins, particularly HBsAg, is hypothesized to remove the inhibition of T cell and B cell activity directed against HBV, allowing VIR-2218 to potentially result in a functional cure. VIR-2218 was the first siRNA in the clinic to include Alnylam Pharmaceuticals, Inc.’s, or Alnylam’s, Enhanced Stabilization Chemistry Plus, or ESC+, technology, which has the potential to enhance the therapeutic index. In total, 37 healthy volunteers and 24 patients with chronic HBV on NRTIs have received VIR-2218. The data suggest that VIR-2218 is generally well-tolerated in healthy volunteers given as a single dose up to 900 mg and in patients given as two doses of 20 mg, 50 mg, 100 mg or 200 mg each dose. The data also demonstrate substantial, dose dependent reductions in HBsAg in patients at doses ranging from 20 mg to 200 mg, which are durable at the higher doses for at least nine months. In July 2020, we initiated a Phase 2 combination clinical trial of VIR-2218 with PEG-IFN-α and anticipate initial clinical data in the second quarter of 2021.

VIR-3434 is a subcutaneously administered HBV-neutralizing mAb currently in a Phase 1 clinical trial. By targeting a conserved region of HBsAg, it is designed to block entry of all 10 genotypes of HBV into liver cells called hepatocytes and reduce the level of virions and subviral particles in the blood. We have also engineered VIR-3434 to have an extended half-life and to potentially function as a therapeutic T cell vaccine for chronic HBV infection. These modifications are intended to enhance its potential to result in an HBV functional cure. In January 2021, we announced initial data from the first blinded cohort of eight patients with chronic HBV on NRTIs, two of whom received placebo, and six of whom received a single dose of 6mg VIR-3434.  Six of the eight patients responded and achieved a mean reduction of 1.3 log10 IU/mL in serum HBsAg by day eight, the day when nadir was achieved in most patients. We anticipate additional clinical data from our Phase 1 trial in the second quarter of 2021. We also expect to initiate a Phase 2 clinical trial of VIR-3434 in combination with VIR-2218 in the second half of 2021.

Influenza:  On average, each year the influenza virus infects 5% to 10% of the world’s population and results in an estimated 500,000 deaths. In the 2018-2019 flu season, it is estimated that 34,000 people died from influenza in the United States alone. Influenza vaccines have historically had limited success, with an average efficacy of 40%. This limited efficacy results from incomplete coverage against seasonal strains and the lack of an effective immune response in many individuals after receiving the vaccine.

We are developing VIR-2482 as a universal prophylactic for influenza A and have designed it to overcome both limitations of flu vaccines, which we believe will lead to meaningfully higher levels of protection against seasonal and pandemic strains of influenza A. We anticipate that the initial registration population for VIR-2482 will include individuals at high risk of influenza A complications, such as the elderly with chronic lung disease or congestive heart failure. In February 2021, we entered into a binding preliminary collaboration agreement with GSK, or the 2021 Preliminary Agreement, which included a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus. In addition, after we complete and report Phase 2 trial outcomes for VIR-2482, GSK will have the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482. See the section titled “Our Collaboration, License and Grant Agreements—Collaboration Agreement with GSK” for a description of the 2021 Preliminary Agreement.

VIR-2482 is an intramuscularly administered influenza A-neutralizing mAb currently in a Phase 1/2 clinical trial. In vitro, VIR-2482 has been shown to cover all major strains of influenza A that have arisen since the 1918 Spanish flu pandemic. We believe that VIR-2482 has the potential to provide superior protection to flu vaccines and be able to be used year after year because it has broad strain coverage as opposed to the limited strain coverage generated by vaccines. We also believe that it provides passive immunity rather than relying on a person to generate active immunity via a functional immune response, an ability that is known to decline with age. VIR-2482 has been engineered to increase lung tissue bioavailability and to extend its half-life so that a single intramuscular dose has the potential to last the entire flu season, which is typically five to six months long. VIR-2482 is estimated to have a half-life of 58 days based on preliminary data. VIR-2482 has been generally well-tolerated in the approximately 100 healthy volunteers dosed in the Phase 1 portion of the clinical trial. Initiation of the Phase 2 trial for VIR-2482, which was delayed due to the impact of COVID-19, is now planned for the fourth quarter of 2021 with proof-of-concept results anticipated in the first half of 2022.

HIV: Each year there are approximately 1.7 million new cases of HIV and approximately 700,000 HIV-related deaths globally. Current prevention approaches such as behavioral modification and pharmacological intervention have had only a modest effect on HIV transmission globally, leaving a high unmet medical need for a safe and effective vaccine for the billions of individuals who are or may become sexually active.

We are developing VIR-1111 as a proof of concept HIV vaccine designed to elicit a type of immune response that is different from other vaccines. In December 2020, we initiated a Phase 1 trial for VIR-1111. We anticipate the initial registration population for our eventual HIV vaccine will be individuals at high risk of contracting HIV.

VIR-1111 is a subcutaneously administered HIV T cell vaccine based on human cytomegalovirus, or HCMV, currently in a Phase 1 clinical trial. VIR-1111 has been designed to elicit T cells that recognize HIV epitopes that are different from those recognized by prior HIV vaccines and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. An HLA-E restricted immune response has been shown to be associated with protection of non-human primates, or NHPs, from simian immunodeficiency virus, or SIV, the NHP equivalent of HIV. VIR-1111 is a vaccine designed solely to establish proof of concept in a Phase 1 clinical trial to determine whether the unique immune response observed in NHPs can be replicated in humans. We anticipate initial clinical data for VIR-1111 in the second half of 2021.

Our Technology Platforms

Our four current technology platforms are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. We are using our platforms to advance our current product candidates and generate additional product candidates for multiple indications.

Antibody Platform: We have established a robust method for capitalizing on unusually successful immune responses naturally occurring in people who are protected from, or have recovered from, infectious diseases. We identify rare antibodies from survivors that have the potential to treat and prevent rapidly evolving and/or previously untreatable pathogens via direct pathogen neutralization and immune system stimulation. The fully-human antibodies that we discover may also be modified to enhance their therapeutic potential. We have applied these methods to identify mAbs for a range of pathogens including SARS-CoV-2, HBV, influenza A and influenza B virus, Ebola, respiratory syncytial virus, or RSV, and malaria, and bacterial pathogens, including clostridium difficile, Staphylococcus aureus, Klebsiella pneumoniae, and Acinetobacter spp. An example of the power of this platform is the anti-Ebola virus mAb Ebanga (ansuvimab-zykl, formerly known as mAb114), which was approved by the FDA on December 21, 2020 and marketed by Ridgeback Biotherapeutics LP.

T Cell Platform: We are exploiting the unique immunology of HCMV, a commonly occurring virus in humans, as a vaccine vector to potentially treat and prevent infection by pathogens refractory to current vaccine technologies. This approach is based on fundamental observations made in NHPs, with rhesus cytomegalovirus, or RhCMV. HCMV is the most potent known inducer of T cell responses of any human virus and may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. In addition, we can make proprietary modifications in the HCMV genome that we expect will elicit different types of pathogen-appropriate T cell responses. We term this approach “immune programming.” We believe that this platform may also have applicability beyond infectious diseases, to areas such as cancer.

Innate Immunity Platform: Moving beyond more traditional approaches that are used to evoke adaptive immunity or that directly target pathogens, where the development of resistance can occur, we plan to target host proteins as a means of creating host-directed therapies with high barriers to resistance. We believe that by leveraging the power of innate immunity, we can create medicines that break the “one-drug-for-one-bug” paradigm by producing “one-drug-for-multiple-bugs.” For example, we believe this platform can create a single product for respiratory viruses, such as RSV and influenza. This is enabled using clustered regularly interspaced short palindromic repeats, or CRISPR, -based genomics, computational biology and machine learning to identify key host factors necessary for each pathogen’s survival and the protective effects of the innate immune system. We then identify product candidates that may be able to safely target host proteins to block pathogen replication or induce innate immunity to control infection. We believe that this platform may also have applicability beyond infectious diseases.

siRNA Platform: We are harnessing the power of siRNA to inhibit pathogen replication, eliminate key host factors necessary for pathogen survival and remove microbial immune countermeasures. Our collaboration with Alnylam includes VIR-2218 for HBV and up to four additional programs for infectious diseases. This platform can leverage Alnylam’s proprietary N-acetylgalactosamine, or GalNAc, delivery technology, for product candidates targeting the liver, allowing for subcutaneous administration and extended tissue half-life, as well as ESC+ technology to enhance stability and minimize off-target activity, which potentially can result in an increased therapeutic index.

Our Team

We have an industry-leading management team and board of directors with significant experience in immunology and infectious diseases and progressing product candidates from early stage research to clinical trials, regulatory approval and ultimately commercialization.

Our Chief Executive Officer, George Scangos, Ph.D., has spent over 30 years developing treatments in infectious disease, neuroscience and oncology, among other fields, and was previously the Chief Executive Officer of Biogen Inc., or Biogen, the Chief Executive Officer of Exelixis, Inc. and the President of Bayer Biotechnology. Our Chief Scientific Officer, Herbert (Skip) Virgin, M.D., Ph.D., is a Member of the National Academy of Sciences, and was previously Chair of the Department of Pathology and Immunology at the Washington University School of Medicine, St. Louis, Missouri. Our Senior Vice President and Senior Research Fellow, Antonio Lanzavecchia, M.D., is a Member of the National Academy of Sciences, was a co-founder of Humabs Biomed SA, or Humabs, which we acquired in 2017, and was the Director of the Institute for Research in Biomedicine in Bellinzona, Switzerland. Our Chief Medical Officer, Phil Pang, M.D., Ph.D., was previously Chief Medical Officer of Riboscience LLC, and before that was the Harvoni® project lead at Gilead, where he led the team responsible for worldwide regulatory approval. Our Chief Technology Officer, Michael Kamarck, Ph.D., was previously Senior Vice President of Global Vaccines and Biologics Manufacturing at Merck & Co., Inc., President of Merck BioVentures and President of Technical Operations and Product Supply across all of the businesses of Wyeth Pharmaceuticals, Inc. Our Chief Business Officer and a co-founder, Jay Parrish, Ph.D., previously led infectious disease business development and was a medicinal chemist at Gilead. Our Senior Vice President of Regulatory Affairs and Program Leadership & Management, Lynne Krummen, Ph.D., previously served in many roles at Genentech, Inc. and F. Hoffmann-La Roche AG including, Head of U.S. Technical Development, Global Head of Technical Regulatory for Biologics, Head of Process Development and Clinical Development Project Team Lead for Avastin®. Our Chief Financial Officer, Howard Horn, was previously Vice President, Business Planning at Biogen, and before that was a senior consultant at McKinsey & Company and an equity analyst at UBS Group AG.

Our board of directors is composed of a leader from academia, Nobel laureate Phillip Sharp, Ph.D.; from the biopharmaceutical industry, Jeffrey Hatfield, Robert Perez, Saira Ramasastry, Elliott Sigal, M.D., Ph.D., and our Chairman Vicki Sato, Ph.D.; from the life science investment community, Robert More, Robert Nelsen (a co-founder) and Dipchand (Deep) Nishar; and from government, Janet Napolitano.

Our Strategy

We are a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. The core elements of our business strategy include:

•

Rapidly advancing our pipeline. Currently underway are two Phase 3 clinical trials, four Phase 2 clinical trials, and three Phase 1 clinical trials across four distinct therapeutic areas. We anticipate moving additional preclinical candidates into the clinic and initiating additional later-stage combination trials where applicable in the next 12-18 months.

•

Expanding our pipeline using our current technology platforms. We are leveraging our four current technology platforms to discover and develop novel product candidates for COVID-19, HBV, influenza A virus, HIV and TB, as well as additional viral, bacterial, fungal and parasitic infections, and potentially cancers.

•

Acquiring or accessing new technology platforms and assets. We continually evaluate external technology platforms and assets that may help us develop therapies to treat and prevent serious infectious diseases.

•

Scaling our capabilities. We are investing in our people, processes and systems across all functions of our company to ensure that we are able to take full advantage of our multiple product candidates and multiple technology platforms.

•

Enabling global access to our future medicines. We have established relationships with organizations seeking to make a global impact like the Bill & Melinda Gates Foundation, the NIH, and the NHS to further enable and facilitate access to our future medicines and to support our clinical development efforts. We will continue to pursue additional relationships like these moving forward.

Development Programs

Our current development pipeline consists of product candidates that address unmet needs caused by COVID-19, HBV, influenza A virus, and HIV.

*VIR-7831 IV formulation currently in Phase 3 COMET-ICE trial; IM formulation currently in Phase 2 COMET-PEAK trial, and pending in Phase 3 COMET-TAIL and COMET-STAR trials.
**Vaccine designed to establish proof of concept in Phase (Ph) 1 clinical trial to determine whether unique immune response observed in non-human primates can be replicated in humans; ultimately, any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

Treatment and Prophylaxis for COVID-19

Summary

We are developing VIR-7831 and VIR-7832 treatment and prophylaxis of COVID-19. Both VIR-7831 and VIR-7832 are based on a parent antibody, S309, which was derived from samples previously gathered for research on pan-coronavirus-neutralizing mAbs. Preclinical data suggest that VIR-7831 and VIR-7832 have the potential for ‘dual-action’, or the ability to block viral entry into healthy cells and an enhanced ability to clear infected cells. Both mAbs also bind to an epitope on SARS-CoV-2 that is shared with SARS-CoV-1 (the virus that causes SARS), indicating that the epitope is highly conserved, which may make it more difficult for resistance to develop. Both mAbs have also been designed to achieve high concentration in the lungs to ensure optimal penetration into airway tissues affected by SARS-CoV-2 and to have an extended half-life. In addition, VIR-7832 has been designed to potentially enhance virus-specific T cell function, which could help treat and/or prevent COVID-19 infection.

VIR-7831 is currently in a Phase 3 clinical trial for the treatment of ambulatory patients at high risk of hospitalization or death from COVID-19. Results for the primary endpoint of the trial are expected in the first quarter of 2021, and if positive, will be used to seek EUA from the FDA and ultimately approval through the submission of a BLA. VIR-7831 is also currently in a Phase 3 trial for the treatment of hospitalized adults with mild to moderate COVID-19, a Phase 2 combination trial of VIR-7831 and bamlanivimab (LY-CoV555) for the treatment of mild to moderate COVID-19, and in the second quarter of 2021, we plan to initiate a Phase 3 trial of VIR-7831 trial for prophylaxis or prevention of symptomatic infection of COVID-19. In the first quarter of 2021, we anticipate initiating a Phase 1b/2a trial of VIR-7832 for the treatment of mild to moderate COVID-19.

Disease Overview and Limitations of Current Standard of Care

As of February 24, 2021, there were over 112.0 million recorded infections and almost 2.5 million recorded deaths worldwide from COVID-19. The FDA has granted EUA to two vaccines for prophylaxis of COVID-19, to three mAb regimens for treatment of mild-to-moderate COVID-19, and for convalescent plasma, and has approved remdesivir for the treatment of hospitalized COVID-19 patients. Corticosteroids and other drugs are also being used the treat hospitalized patients. Although it is anticipated that additional vaccines and potentially other medicines in development may become available during 2021, initial supplies will likely be limited and it will take time for widespread distribution programs to be rolled out globally to mitigate the pandemic. Despite the high efficacy of the initial vaccine candidates, there are still populations in whom vaccine immunogenicity may potentially be suboptimal, such as the elderly with comorbidities, immunocompromised persons, or those who may not be able to tolerate vaccines. Importantly, the durability of current vaccines and other medicines in the setting of the continued emergence of SARS-CoV-2 mutations is uncertain. A highly effective SARS-CoV-2 mAb with the ability to block viral entry into healthy cells and clear infected cells, with lung bioavailability, with long half-life, and a high barrier to resistance that can be used to treat and/or prevent COVID-19, could have an impact on reducing disease-associated morbidity and mortality in ambulatory and hospitalized settings, as well as reducing virus transmission and decreasing the infection burden globally. An increased distribution to mucosal tissue is expected to result in higher and more sustained levels of VIR-7831 in the respiratory mucosa, which is a potential advantage for treatment and prophylaxis. Furthermore, mAbs are expected to confer rapid clinical benefit and protection following dosing as opposed to a vaccine which may require longer duration to attain a complete immunogenic response.

Our clinical program for VIR-7831 and VIR-7832 is comprised of the following trials:

VIR-7831 for COVID-19

Molecular Characteristics. VIR-7831 is an investigational fully human IgG1 neutralizing anti-SARS-CoV-2 monoclonal antibody that has Fc modifications that are designed to improve bioavailability in the respiratory mucosa and increase half-life, and incorporates Xencor’s XtendTM technology. VIR-7831 binds with high affinity to the receptor binding domain of the SARS-CoV-2 spike protein. It is designed to have dual-actions of neutralizing the virus by blocking viral entry into healthy cells, while also enhancing the ability to clear infected cells. VIR-7831 potently neutralizes live SARS-CoV-2 in vitro, reduces viral replication and symptoms in the hamster model in vivo, and binds to a highly conserved epitope that is shared with SARS-CoV-1, thus potentially leading to a wide breadth of sarbecovirus coverage and a higher barrier to resistance. Vir and GSK are collaborating on the development of VIR-7831 for the treatment and prophylaxis of COVID 19.

Phase 2/3 Trials of VIR-7831.

COMET-ICE: VIR-7831 is currently being assessed as a treatment in adults with mild to moderate COVID-19 who are at high risk of hospitalization or death. This trial is a Phase 3, randomized, double-blind, multi-center, placebo-controlled trial of VIR-7831 with planned interim analyses to allow early stopping for futility, efficacy, or safety. The trial includes a lead-in phase to evaluate the safety and tolerability of VIR-7831, followed by an expansion phase with 1:1 randomization of VIR-7831 and placebo in approximately 1,340 participants. Results for the primary clinical endpoint of reduction of hospitalization and/or death are expected in the first quarter of 2021.

ACTIV-3/TICO: VIR-7831 is also being assessed in an ongoing trial to decrease time to sustained recovery in hospitalized adults with COVID-19. This is a Phase 3, multicenter, adaptive, randomized, blinded controlled platform trial evaluating the safety and efficacy of therapeutics for hospitalized patients with COVID-19. An evaluation of the safety and efficacy using pulmonary and extrapulmonary ordinal outcomes comparing VIR-7831 against control (i.e. placebo plus standard of care) in Part 1 (150 patients on VIR-7831) is expected in the first quarter of 2021 and will determine if VIR-7831 continues into Part 2 of the trial (350 patients on VIR-7831). In Part 1, five days after dosing, participants’ clinical status is assessed, based on the need for supplemental oxygen, mechanical ventilation, or other supportive care. If the VIR-7831 treatment arm appears to have a positive benefit-risk profile, the trial will move into Part 2 and enroll additional participants, including those who are more severely ill (i.e., adults with organ failure requiring mechanical support, or COVID-19-associated dysfunction of organs other than the lungs). These patients will be followed for 90 days to analyze their response to treatment. The primary efficacy endpoint is the sustained recovery for 14 days after release from the hospital and/or reduction in death. This trial is part of a sub-trial of the NIH ACTIV-3 platform.

BLAZE-4: VIR-7831 is also being assessed in Eli Lilly and Company’s ongoing BLAZE-4 trial, which is a Phase 2, randomized, double-blind, placebo-controlled, single-dose trial to evaluate the safety and efficacy of mono and combination therapy with mAbs in low-risk adults with mild to moderate COVID-19. An arm of this trial will evaluate the impact of the combination of VIR-7831 plus Eli Lilly and Company’s bamlanivimab (LY-CoV555) on viral clearance and clinical outcomes in participants with mild and moderate COVID-19. Initial results for this arm of the BLAZE-4 trial are expected in the first half of 2021.

COMET-PEAK: VIR-7831 is also currently being evaluated in a Phase 2, multicenter, randomized, double-blind, two-part, parallel group trial designed to compare 1) the safety, tolerability and pharmacokinetics of second-generation VIR-7831 manufactured material to first-generation VIR-7831 manufactured material intravenously, and 2) the viral kinetics and safety of intravenous, or IV, administration compared to IM administration of VIR-7831 in low-risk adults with mild to moderate COVID-19. The low, 500 mg dose of VIR-7831 lends itself to an IM administration, which could facilitate broader access to monoclonal antibody therapy in settings where IV administration is not feasible.

COMET-TAIL: This is a planned Phase 3, multicenter, randomized, double-blind, placebo-controlled trial evaluating an IM route of administration of VIR-7831 in adults at high risk of hospitalization or death. The primary clinical endpoint is the reduction of hospitalization and/or death, and the trial is expected to start in the second quarter of 2021.

COMET-STAR: This is a planned Phase 3, multicenter, randomized, double-blind, placebo-controlled trial designed to evaluate the safety and efficacy of VIR-7831 as prophylaxis for COVID-19. Adult participants at risk of becoming infected by COVID-19 will receive one dose of VIR-7831 by IM administration. The primary clinical endpoint of this trial is the prevention of symptomatic infection. This trial is expected to start in the second quarter of 2021.

VIR-7832 for COVID-19

Molecular Characteristics. VIR-7832 is identical to VIR-7831, except that VIR-7832 contains additional modifications in the Fc domain that is designed to further enhance its effector function, such as antibody-dependent cellular cytotoxicity and antibody-dependent cellular phagocytosis, abrogate C1q binding, as well as elicit enhanced T cell and antibody responses. VIR-7832 incorporates Xencor’s XtendTM and other Fc technologies. These additional modifications may increase potency and induce a “vaccinal” effect (the induction of antigen-specific T cell responses) in patients with COVID-19.

Phase 1b/2a Trial of VIR-7832. The Phase 1b portion of this trial is a double-blinded, randomized, first-in-human dose-escalation trial for VIR-7832 in which adults with mild to moderate COVID-19 infection will be randomized to VIR-7832 or placebo in a 3:1 ratio. The primary objective of Phase 1b is to determine the safety and tolerability of single ascending doses of VIR-7832 for the treatment of mild to moderate COVID-19. Once a suitable dose is identified, VIR-7832 will progress to Phase 2a in which VIR-7832, VIR-7831 and placebo will be randomized in a 2:2:1 ratio in participants with mild to moderate COVID-19. The primary objective of the double-blinded, placebo-controlled, randomized Phase 2a will be to investigate the safety and virologic activity of VIR-7832 in patients with mild to moderate COVID-19 infection. Immunologic parameters, such as T-cell responses to SARS-CoV-2, will also be examined. The trial is a collaboration between Vir and GSK and is being conducted as part of the U.K.-based NHS supported AGILE initiative.

Functional Cure for HBV

Summary

We are developing VIR-2218 and VIR-3434 for the functional cure of HBV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. While monotherapy with VIR-2218 and VIR-3434 may provide a functional cure in some patients, we believe combination therapy will be necessary for a functional cure in many patients.

We plan to initiate a Phase 2 trial in the second half of 2021 that combines VIR-2218 and VIR-3434. We believe that this combination has the potential to inhibit virion production, removing potentially tolerogenic HBV proteins, and stimulating new HBV specific T cells. Additionally, in July 2020, we initiated a Phase 2 combination clinical trial of VIR-2218 with PEG-IFN-α, an approved immune modulatory agent, and anticipate initial clinical data in the second quarter of 2021. In January 2021, we announced a clinical trial collaboration with Gilead to initiate a Phase 2 trial of VIR-2218 in combination with GS-9688 (selgantolimod), a TLR-8 agonist, and nivolumab, an approved PD-1 inhibitor in 2021 in both treatment-experienced and treatment-naïve patients with HBV. We also anticipate that Brii Bio will start a Phase 2 trial of VIR-2218 in combination with BRII-179, an investigational T cell vaccine, in the first half of 2021.

VIR-2218, an HBV-targeting siRNA, is currently in a Phase 2 clinical trial. In Parts A to C of the trial, 37 healthy volunteers and 24 patients with chronic HBV on NRTIs received VIR-2218. The data suggest that VIR-2218 is generally well-tolerated in healthy volunteers given as a single dose up to 900 mg and in patients given as two doses of 20 mg, 50 mg, 100 mg or 200 mg each dose. The data also demonstrate substantial, dose dependent reductions in HBsAg in patients at doses ranging from 20 mg to 200 mg, which are durable at the higher doses for at least nine months. Parts D-F are evaluating additional doses of VIR-2218, with and without PEG-IFN-α.

VIR-3434, an HBV-neutralizing mAb, is currently in a Phase 1 clinical trial. In January 2021, we announced initial data from the first blinded cohort of eight patients with chronic HBV infection on NRTIs, two of whom received placebo, and six of whom received a single dose of 6mg VIR-3434, which showed six of eight patients responded and achieved a mean reduction of 1.3 log10 IU/mL in serum HBsAg by day eight, the day when nadir was achieved in most patients. We anticipate additional clinical data from our Phase 1 trial in the second quarter of 2021.

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

HBV releases infectious virions and subviral particles, or SVPs, from infected cells. Both virions and SVPs include forms of an HBV protein called HBsAg, a blood biomarker that indicates that the HBV cccDNA and/or intDNA in that patient’s hepatocytes are actively making HBV RNA and HBV proteins. For a registrational trial to demonstrate a functional cure, the formal endpoint accepted by the FDA, is undetectable HBsAg, defined as less than 0.05 international units per milliliter, or IU/ml, as well as HBV DNA less than the lower limit of quantification, in the blood six months after the end of therapy. Achievement of this endpoint has been shown to predict improved clinical outcomes and the lack of need for further therapy.

VIR-2218 for HBV

Molecular Characteristics. VIR-2218 is an investigational, single siRNA targeting a conserved sequence of HBV that allows for predicted activity against 99.7% of the strains of HBV, including all 10 HBV genotypes. Because this conserved sequence falls within a specific region of the X gene of HBV that exists within all four HBV RNA transcripts, VIR-2218 is able to degrade each transcript, and consequently decrease the expression of all proteins produced by the virus: X, polymerase, S, and core. VIR-2218 is thus potentially a broad-spectrum, potent antiviral.

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

We believe that VIR-2218 is the only HBV-targeting siRNA currently in development that includes ESC+ technology. We believe this technology may be able to enhance the potential safety of VIR-2218.

Phase 1/2 Trial of VIR-2218. VIR-2218-1001 is an adaptive clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of VIR-2218. The current trial design of VIR-2218-1001 is shown below. We initiated dosing of the Part A portion of the trial for VIR-2218 in November 2018.

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

Clinical Trial Status. VIR-2218-1001 is an ongoing clinical trial. 49 healthy volunteers enrolled in Part A of the trial. Each Part A completed cohort includes six subjects receiving VIR-2218 and two subjects receiving placebo. All cohorts have completed dosing and follow-up. In the 400 mg cohort, a replacement subject was enrolled due to a subject who voluntarily withdrew from the trial. The 900 mg cohort was designed to assess the maximum tolerated dose of VIR-2218.

In Part B of the trial, 24 patients with chronic HBV who are HBeAg negative have been enrolled. Each Part B completed cohort includes three patients receiving VIR-2218 and one patient receiving placebo. All cohorts have completed dosing and have completed follow-up.

In Part C of the trial, eight patients with chronic HBV who are HBeAg positive have been enrolled. Each completed cohort includes three patients receiving VIR-2218 and one patient receiving placebo. All cohorts have completed dosing and have completed follow-up.

Clinical Data. Across healthy volunteers and chronic HBV patients, VIR-2218 has been generally well-tolerated. No clinically significant alanine transaminase or ALT abnormalities, which are a marker of liver inflammation, have been observed. In the Part A 900 mg cohort, asymptomatic Grade 1 ALT elevations with no associated changes in bilirubin, or other markers of liver function, have been observed. Three serious adverse events, or SAEs, have been reported, all in Part B. The first, a Grade 2 headache, resolved with intravenous fluids and non-opioid pain medications. This patient had additional symptoms of fever, nausea, vomiting and dehydration, assessed by us as consistent with a viral syndrome. The second SAE, a Grade 4 depression, occurred over 50 days after the last drug dose was administered, and was assessed by us as not related to VIR-2218. The third SAE, a patient suicide, occurred 241 days after the last dose of study drug and was assessed by us as not related to VIR-2218. Three Grade 3 adverse events of upper-respiratory tract infection, chest pain and low phosphate levels in the blood have also been reported. We did not consider any of these Grade 3 events as related to VIR-2218.

The biologic activity of VIR-2218 was assessed by declines in HBsAg. The activity of VIR-2218 through Week 36 for each dose level is shown in the graph below. For Parts B and C, the average baseline HBsAg levels were 3.3 log10IU/mL and 3.9 log10IU/mL, respectively. The average decline in HBsAg across HBeAg negative and HBeAg positive subjects at Week 16 was 1.5 log10, or an approximately 32-fold reduction. The declines observed in HBsAg at Week 16 ranged from 0.97 log10 to 2.2 log10, or an approximately nine to 160-fold reduction, after two 200 mg doses of VIR-2218 given four weeks apart. The average HBsAg level at Week 16 was 314 IU/mL, with half of the patients achieving HBsAg values < 100 IU/mL and 5/6 achieving HBsAg values < 1000 IU/mL. At Week 36, the average reduction in patients receiving 200 mg dose level was 1 log, demonstrating a durable HBsAg response.

The ability of VIR-2218 to result in substantial and durable declines in HBsAg after only two doses suggests that VIR-2218 has the potential to play an important role in the functional cure of chronic HBV. We have initiated and plan to initiate additional clinical trials evaluating VIR-2218 in combination with other immunomodulatory agents.

Change from Baseline in HBsAg following administration of VIR-2218. Each line represents the average decline from baseline in HBsAg  for VIR-2218 for each dosing level or pooled placebo in Parts B and C.

VIR-3434 for HBV

Molecular Characteristics and Preclinical Data. VIR-3434 is an investigational mAb targeting a conserved region on HBsAg that allows it to neutralize strains from all 10 HBV genotypes. VIR-3434 specifically targets the antigenic loop, or AGL, on HBsAg. The AGL helps the virus bind to hepatocytes and subsequently infect these liver cells. By binding to the AGL, VIR-3434 prevents viral entry, which prevents the spread of HBV to uninfected hepatocytes. VIR-3434, through a process called opsonization, also helps remove HBV virions and SVPs from the blood. Hepatitis B immunoglobulin, or HBIG, an approved therapy for preventing reinfection after transplantation and which consists of polyclonal antibodies against HBV, acts by similar mechanisms. In vitro, VIR-3434 demonstrates approximately 5000-fold greater potency than HBIG in neutralization assays. As shown in the figure below, VIR-3434 is better able to prevent the spread of HBV to uninfected cells in vivo compared to HBIG.

Progression of infection in primary human hepatocytes with hepatitis B immune globulin or VIR-3434 in vivo. PHH = primary human hepatocytes.

VIR-3434 also has the potential to activate the immune system, via three different processes. First, due to specialized mutations in the Fc domain of VIR-3434, it has the potential to act as a T cell vaccine. VIR-3434, which incorporates Xencor’s XtendTM and other Fc technologies, has been engineered with mutations that enhance binding to the FcR IIa activating receptor and diminish binding to the FcR IIb inhibitory receptor. As such, VIR-3434 is designed to capture virions and SVPs, deliver such virions and SVPs to DCs, and instruct these DCs to mature and stimulate T cells that can eliminate HBV infected hepatocytes. Second, VIR-3434 has the potential to act via ADCC. In this process, by binding to HBsAg at the cell surface, VIR-3434 recruits natural killer cells to eliminate infected hepatocytes. The Fc domain of VIR-3434 has been engineered to promote ADCC. Third, by reducing the amount of HBsAg in the blood, VIR-3434 has the potential to remove a brake on the immune system by decreasing the ability of HBV to suppress it.

We have also evaluated the antiviral activity of the combination of VIR-2218 and VIR-3434 in an adeno-associated virus-HBV mouse model. As shown in the figure below, VIR-2218 and VIR-3434 work together to reduce the level of HBsAg.

VIR-2218 and VIR-3434, which was modified to have a mouse mAb backbone for this experiment, administered alone or together result in reduced HBsAg in a mouse model.

Phase 1 Trial of VIR-3434. VIR-3434-1002 is an adaptive clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of VIR-3434. The current trial design of VIR-3434-1002 is shown below. We initiated dosing of the Phase 1 trial in May 2020.

The Phase 1 clinical trial has three parts. Part A is a single ascending dose design in healthy volunteers. Parts B and C are single ascending dose designs in patients with chronic HBV on NRTIs. Patients in Part B will have HBsAg levels less than 1,000 IU/ml for the 6 mg cohort, or less than 3,000 IU/mL for the other cohorts. It is possible that patients with lower HBsAg levels will have a more profound response to VIR-3434 than patients with higher HBsAg levels. Patients with HBsAg levels greater than or equal to 3,000 IU/ml may be evaluated in an optional Part C.

VIR-3434-1002 is an adaptive clinical trial design in healthy volunteers and patients with chronic hepatitis B virus infection. Arrows indicate trial progression. SC = subcutaneous. Optional Part C not shown. *Part B 6 mg cohort conducted in patients with HBsAg levels less than 1,000 IU/ml.

The primary endpoints across all parts of the trial are safety and tolerability. The key secondary endpoint in Parts B and C is the maximum reduction of serum HBsAg from baseline.

Clinical Data. To date, all Part A cohorts have completed dosing up to 3000 mg administered intravenously. The trial’s Safety Review Committee, or SRC, has reviewed blinded safety data for at least two weeks post dose from all Part A cohorts. Based on this data, VIR-3434 was generally well tolerated in healthy volunteers with no clinical safety concerns. The majority of AEs were Grade 1, and no Grade ≥ 3 AEs or SAEs were reported. No clinically significant effects on laboratory or electrocardiogram parameters were observed. All dose levels were associated with an acceptable safety and tolerability profile, as determined through a blinded review of data by the SRC.

In January 2021, we announced initial data from Part B in patients with chronic HBV on NRTIs receiving 6mg VIR-3434 or placebo. Data from the first blinded cohort of eight patients, two of whom received placebo and six of whom received a single dose of 6 mg of VIR-3434, showed that six of eight patients responded and in those who responded, a mean reduction of 1.3 log10 IU/mL in serum HBsAg by day eight was achieved, the day when nadir was achieved in most patients. The ability of a single dose of 6mg of VIR-3434 to markedly lower HBsAg demonstrate VIR-3434 has the potential to play an important role in the functional cure of HBV. We anticipate additional clinical data from our Phase 1 trial in the second quarter of 2021.

Other HBV Combinations and New Product Candidates

Phase 2 Trial of VIR-2218 in combination with PEG-IFN-α. VIR-2218-1001 Parts D to F is a clinical trial evaluating the safety, tolerability, pharmacokinetics and antiviral activity of VIR-2218 alone and in combination with PEG-IFN-α in patients with chronic HBV infection on NRTIs. We initiated the dosing of the trial in July 2020.

VIR-2218-1001 Parts D to F will evaluate multiple doses of VIR-2218, either 50mg or 200mg, alone or in combination with PEG-IFN-α starting on Day 1 or at Week 12. The trial cohorts are shown below. We anticipate initial clinical data in the second quarter of 2021.

VIR-2218-1001 Parts D to F are evaluating multiple doses of VIR-2218 alone or in combination with PEG-IFN-α in patients with chronic hepatitis B virus infection.

We plan to initiate a Phase 2 trial in the second half of 2021 that combines VIR-2218 and VIR-3434, which we believe have the potential to act in concert by inhibiting virion production, removing potentially tolerogenic HBV proteins, and stimulating new HBV specific T cells.

Additionally, In January 2021, we announced a clinical trial collaboration with Gilead to initiate a Phase 2 trial of VIR-2218 in combination with GS-9688 (selgantolimod), a TLR-8 agonist, and nivolumab, an approved PD-1 inhibitor in 2021 in both treatment-experienced and treatment-naïve patients with HBV. The primary outcome of the trial will be the proportion of patients achieving a functional cure, defined as an off-therapy loss of HBsAg and HBV DNA from the serum. Trial costs will be shared equally by the parties, and we will supply VIR-2218 and Gilead will supply selgantolimod. We and Gilead will retain full rights to our respective product candidates and will discuss the potential path forward for any future combination trials based on the outcome of the Phase 2 trial.

We also anticipate that Brii Bio will start a Phase 2 trial of VIR-2218 in combination with BRII-179, an investigational a T cell vaccine, in the first half of 2021.

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

Universal Prophylaxis for Influenza A

Summary

We are developing VIR-2482 as universal prophylaxis for influenza A. VIR-2482 is a mAb that targets a conserved region of the influenza A hemagglutinin protein and consequently has the potential to prevent illness from any strain of influenza A, including seasonal and pandemic strains. In vitro, VIR-2482 has been shown to cover all major strains of influenza A that have arisen since the 1918 Spanish flu pandemic. Since flu vaccines have incomplete strain coverage and limited efficacy, the broad coverage of VIR-2482 may allow it to achieve higher protection levels and for it to be used year after year. In addition, because VIR-2482 is an antibody that can directly confer protection, it does not rely on a person to create his or her own antibodies. Thus, we believe VIR-2482 has the potential to be effective even in a person with a compromised immune system. VIR-2482 has been half-life engineered so that a single dose has the potential to last the entire flu season, which is typically five to six months long. VIR-2482 is currently in a Phase 1/2 clinical trial. Initiation of Phase 2 clinical trial for VIR-2482, which was delayed due to the impact of COVID-19, is now expected in the fourth quarter of 2021 with proof-of-concept results anticipated in the first half of 2022.

In February 2021, we entered into the 2021 Preliminary Agreement with GSK, which included a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus. In addition, after we complete and report Phase 2 trial outcomes for VIR-2482, GSK will have the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482. See the section titled “Our Collaboration, License and Grant Agreements—Collaboration Agreement with GSK” for a description of the 2021 Preliminary Agreement.

Disease Overview and Limitations of Current Standard of Care

On average, each year the influenza virus infects 5% to 10% of the world’s population and results in an estimated 500,000 deaths. The efficacy of the seasonal flu vaccine has ranged from 10% to 60% over the past 15 years, with an average of 40%, overall, across all populations. seasonal flu vaccine efficacy in the elderly, defined as those 65 and older, has been found to be notably lower, in some flu seasons. In the 2018-2019 flu season, despite the availability of the flu vaccine, approximately 36 million people were diagnosed with influenza, 500,000 people were hospitalized, and 34,000 people died from influenza in the United States alone. Thus, more Americans died of influenza in the 2018-2019 flu season than from prostate cancer in all of 2019. The large majority of these influenza-related deaths occurred in the elderly and/or those who had either pre-existing lung and/or heart disease. These patients comprise a population with a high unmet economic and medical need for better preventive measures. For example, there are 16 million Americans with a known diagnosis of chronic obstructive pulmonary disease, the care of whom is estimated to directly cost up to $49 billion annually. Approximately 8% of acute chronic obstructive pulmonary disease exacerbations are thought to be attributable to influenza. Overall, it is estimated that the annual influenza-related economic burden is approximately $87 billion.

There are two major types of influenza virus, type A and type B. Influenza A has been estimated in the United States to cause over 85% of influenza hospitalizations from 2005 to 2013 and has been the source of all known influenza pandemics. During the 1918 Spanish flu pandemic, up to 3% of the world’s population is estimated to have died.

While vaccines to prevent illness from seasonal influenza exist, their efficacy is limited. In the United States, over the last 15 years, on average only approximately 40% of those who received the influenza vaccine were protected. In some seasons, such as the 2004-2005 flu season, the vaccine’s efficacy was as low as 10%. The limited success rate of influenza vaccines has been attributed to two primary factors. First, flu vaccines have incomplete strain coverage and therefore often do not provide protection against all strains of influenza that circulate in a given season, despite being updated every year. Second, flu vaccines are active immunizations that rely on a person’s own immune system to create protective influenza virus antibodies, and many individuals do not generate an effective immune response. Clinical and technological advances in flu vaccines, such as cell-based manufacturing and higher dose administration, do not address these two fundamental limitations.

VIR-2482 for Influenza A

Molecular Characteristics and Preclinical Data. VIR-2482 is an investigational mAb targeting a functionally conserved epitope on the influenza A hemagglutinin protein located within the stem region. We believe that all strains of influenza, past and future, have and likely will contain this conserved epitope within the stem region. In preclinical studies, we have demonstrated that, in vitro, VIR-2482 covers all the major strains of influenza A that have arisen since 1918. Thus, unlike flu vaccines, whose incomplete strain coverage results in limited efficacy despite being updated every year, the broad coverage of VIR-2482 may allow it to achieve higher protection levels and to be used year after year. In addition, because VIR-2482 is an antibody that can directly confer protection, it does not rely on a person to create his or her own antibodies. Thus, we believe VIR-2482 has the potential to be effective irrespective of the status of a person’s immune system.

Notably, in a 2019 clinical epidemiology study, it was observed that the presence of rare, stem-binding influenza antibodies correlated with protection from influenza infection.

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

We engineered the parent form of VIR-2482 to extend its half-life to create VIR-2482, which incorporates Xencor’s XtendTM technology. This half-life extension potentially allows for a single injection of VIR-2482 given at the start of the influenza season to maintain a protective concentration in the respiratory tract for the duration of the influenza season.

Phase 1/2 Trial of VIR-2482. VIR-2482-3001 is a clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and efficacy of VIR-2482. The current trial design of VIR-2482-3001 is shown below. We initiated dosing of the Phase 1/2 clinical trial for VIR-2482 in August 2019. This trial is designed to include up to 2,860 healthy volunteers across the Phase 1 and Phase 2 portions. Initiation of Phase 2 clinical trial for VIR-2482, which was delayed due to the impact of COVID-19, is now planned for the fourth quarter of 2021 with proof-of-concept results anticipated in the first half of 2022.

Phase 1
300 mg IM
n=25
1200 mg IM
n=25
1800 mg IM
n=25
60 mg IM
n=25
Influenza Season
n=2760
Phase 2
Placebo (low dose)
n=460
Placebo (high dose)
n=460
VIR-2482 (low dose)
n=920
VIR-2482 (high dose)
n=920

VIR-2482-3001 clinical trial design in healthy adult volunteers.

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

The primary endpoint of the Phase 1 portion is evaluation of safety and tolerability. The primary efficacy endpoint of the Phase 2 portion is laboratory-confirmed influenza A illness with key secondary endpoints of severity and duration of illness due to influenza A, as well as quantification of influenza A viral load at the time of presentation with influenza illness.

Vaccine for HIV Prophylaxis

Summary

We are developing a vaccine to prevent HIV. We have designed VIR-1111 to elicit T cells that recognize HIV epitopes that are different from those recognized by prior HIV vaccines and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. An HLA-E restricted immune response has been shown to be associated with protection of NHPs from SIV. In December 2020, we initiated a Phase 1 trial for VIR-1111. VIR-1111 is a proof of concept vaccine, because, at minimum, changes to the vaccine antigen from HIV will be required before starting subsequent phases of clinical development. The need to alter the antigen within VIR-1111 or other aspects of the vaccine design to allow for further clinical development will require additional Phase 1 work with the altered product candidate. That Phase 1 clinical trial is currently estimated to begin two years after the commencement of the VIR-1111 Phase 1 clinical trial, adding approximately two years to any potential regulatory approval timeline for an HIV vaccine product candidate.

Disease Overview and Limitations of the Current Standard of Care

Each year there are approximately 1.7  million new cases of HIV and approximately 700,000 HIV-related deaths globally. Unless treated, infection with HIV results in an almost universally fatal disease, acquired immune deficiency syndrome, or AIDS. According to the World Health Organization, almost 33 million people have died from HIV-related illnesses globally.

Highly effective HIV treatments are now available, but these medicines only suppress HIV and are not curative. They require life-long administration and carry the risk for viral breakthrough and resistance. Furthermore, while HIV prevention programs based on behavioral modification, pharmacological intervention, use of barrier devices and other methods continue to be developed, such approaches have had at most a modest effect on HIV transmission globally in high-risk populations. Therefore, we believe the most effective means of curbing the worldwide HIV epidemic would be a safe and effective vaccine for individuals who are or may become sexually active. We believe that the target population for an HIV vaccine is comprised of billions of individuals and is potentially larger than the target population for Gardasil®, a vaccine to prevent human papillomavirus and the cancers human papillomavirus causes, due to the higher lethality associated with HIV. In 2019, Gardasil® revenue approached $4.0 billion. Despite nearly 30 years of intensive efforts, no vaccine for HIV has been successfully developed.

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

Preliminary data suggest the ability to predict which NHPs will be protected from SIV after administration of the RhCMV-based vaccine. This is made possible using transcriptomic signatures, a blood test that evaluates how cells in the body respond to the vaccine. Transcriptomic signatures will be analyzed in human clinical trials. If protection effectiveness is found to be less than 100%, such data may allow us to predict who will be protected as well as to generate next-generation vaccines.

Phase 1 Trial of VIR-1111. VIR-1111-2001 is a multiple ascending dose clinical trial designed to evaluate the safety, tolerability, reactogenicity and immunogenicity of VIR-1111 in CMV-positive healthy adult volunteers. The immunogenicity evaluation includes an assessment of the breadth and nature of the T cell response to the vaccine. The current trial design of VIR-1111-2001 is shown below. We initiated a Phase 1 clinical trial for VIR-1111 in December 2020. The manufacture and early clinical development of VIR-1111 is funded by the Bill & Melinda Gates Foundation. Modifications to VIR-1111 will be required before subsequent phases of clinical development, as VIR-1111 is a proof of concept vaccine and will not in its current format result in a commercial product.

VIR-1111-2001 is a multiple ascending dose escalation trial in CMV seropositive, HIV uninfected healthy adult volunteers. Arrows indicate trial progression. CMV = cytomegalovirus, HIV = human immunodeficiency virus, SC = subcutaneous, ffu = focus forming units

Technology Platforms

Platforms for the Creation of Transformative Medicines for Infectious Diseases

We have purposefully assembled a portfolio of technology platforms that we believe will, individually or in combination, allow us to stimulate and enhance the immune system in innovative ways and to exploit the vulnerabilities of pathogens. Our current platforms are focused on antibodies, T cells, the innate immune response and siRNAs. We have assembled these platforms through internal development, collaborations and acquisitions. We are using our platforms, and continue to evaluate others, to advance our current product candidates and generate additional product candidates for multiple indications.

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

Four of our product candidates, VIR-7831, VIR-7832, VIR-3434 and VIR-2482 were generated using our antibody platform.

Our Approach

We use a proprietary antibody screening technology that allows us to characterize the antibodies produced from hundreds of millions of B cells derived from survivors of an infection to identify those rare antibodies that have the characteristics needed to create an effective medicine. Rare characteristics include, for example, the ability to bind to a highly conserved antigen within a pathogen and the ability to neutralize multiple different pathogens. We refer to this technology as High Throughput Isolation since we are able to screen hundreds of millions of B cells to find rare antibodies in just weeks.

Following isolation, we clone the antibody genes and express the resulting fully human antibody for further trials, engineering and development. We have applied these methods to identify mAbs for a range of pathogens including SARS-CoV-2, HBV, influenza A and influenza B virus, Ebola, RSV, malaria and a range of bacterial pathogens, including Staphylococcus aureus, Klebsiella pneumoniae, and Acinetobacter spp. An example of the power of this platform is the anti-Ebola virus mAb Ebanga (ansuvimab-zykl, formerly known as mAb114), which was approved by the FDA on December 21, 2020. This mAb was identified by our scientists using the technologies described above in collaboration with the NIH and others and is being marketed by Ridgeback Biotherapeutics LP.

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

Fc engineering selects and optimizes the specific ways in which mAbs engage Fc receptors, or FcRs, which in turn govern “effector functions” such as the half-life of the antibody and the way that the immune system is recruited by the mAb to fight infection. Effector functions can be enhanced or reduced via Fc mutations that alter the binding affinity of the Fc domain of a mAb to the various FcRs, based on a detailed understanding of the role of individual FcRs in half-life and immunity. Examples of immunity that can be altered in this way include the recruitment of serum proteins to infected areas, phagocytosis and destruction of viruses and viral particles, the killing of virus-infected cells through a process known as antibody-dependent cell cytotoxicity, or ADCC, and the presentation of antigens to elicit B and T cell immunity.

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

Specific vaccinal mutations in the Fc domain can enhance immune responses to a pathogen in two ways. First, the mAb can deliver increased amounts of antigen to DCs. Second, FcRs deliver signals that activate DCs. In turn, activated DCs can stimulate T cells specific to the delivered antigen, resulting in T cell immunity. In this way, an antibody with vaccinal mutations can potentially actively immunize infected patients. The in vivo data supporting enhancement of the vaccinal effect through Fc mutants has been demonstrated by others in a CD20 positive tumor model, using mice with humanized Fc receptors. In this experiment, anti-CD20 mAbs and CD20 tumor cells were administered to mice months before being later rechallenged with a lethal dose of CD20 tumor cells. 80% of the mice who received a mAb with Fc mutants that enhanced binding to activating FcRs IIa and IIIa survived. Conversely, 70% or more mice who received a mAb without the enhancing Fc mutations died. This durable protection is believed to be the result of the induction of a T-cell response. We are testing this technology in chronic HBV infection with VIR-3434 and in COVID-19 infection with VIR-7832, and if it performs as expected, we believe it may have applicability to multiple other infections.

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

VIR-1111 was generated using our T cell platform.

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

TCR 1
TCR 2
TCR 3
TCR 4
Peptide
MHC-I/II
MHC-I/II
MHC-I/II
MHC-I/II
TCR 5
TCR 6
TCR 7
TCR 8
Peptide
MHC-E
MHC-E
MHC-E
MHC-E
MHC-E derived TCRs may work in all individuals, potentially allowing for the generation of universal TCR-based medicines.
MHC-E bound peptides may be immunogenic in all individuals, potentially allowing for the generation of universal vaccines.

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

Primary data for the protective effects of RhCMV-derived T cell vaccines on SIV infection. Rhesus monkeys were vaccinated with an RhCMV vaccine that elicits CD8 T cells recognizing SIV peptides presented by MHC-E and MHC-II or a control before challenge with SIV by rectal or vaginal routes. SIV genome copies were measured in peripheral blood (vertical axis) at intervals after challenge (horizontal axis). SIV infection was cleared in approximately 51% of intrarectal challenged animals and approximately 60% of intravaginal challenged animals while the infection was progressive in all unvaccinated controls.

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

Our scientists have developed and applied cutting-edge CRISPR-based genetic technologies to identify host genes that regulate innate immunity and/or pathogen replication. We have built internal capacity to systematically extend such trials to multiple pathogens and multiple aspects of innate immunity. We have joined the Broad Institute’s Functional Genomics Consortium, which provides us access to cutting-edge CRISPR reagents and computational services for whole-genome and custom-designed genetic screens.

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

As an example, to identify genes required for RSV growth, we performed a screen in which a CRISPR-generated cell library was infected with RSV, as shown in the figure above. We then purified and sequenced populations exhibiting low or high RSV growth. Sequencing of the RSV low population revealed genes potentially required for RSV infection. When analyzed computationally, these genes fell into sets involved in specific cellular processes. These genes are potential targets for product candidates. We performed a similar screen with the influenza A virus and HRV and found that certain genes are shared between RSV, influenza A virus and HRV. Targeting such proteins might result in a pan-respiratory virus product candidate capable of treating RSV, influenza A virus and HRV.

The result from this step of the innate immune platform is a continuously updated database of the genomic landscape of pathogen replication and innate immunity. We have already performed multiple screens, and additional screens and target validation trials are in progress.

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

Synthetic siRNA
Dicer
dsRNA
Cleavage
Antisense
RISC
Strand separation
Complementary pairing
mRNA
(A)n
Cleavage
(A)n
mRNA
degradation
Targeted Protein
Suppression

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

siRNAs act via an RNA interference, or RNAi, mechanism involving sequence-specific knockdown of target RNAs. Our bodies create their own so-called endogenous siRNAs, which act via the RNAi mechanism. This RNAi mechanism can be exploited by chemically synthesizing synthetic siRNAs that are introduced as medicines to knock down target RNAs that express pathogen or host proteins of interest. Pursuant to our collaboration and license agreement with Alnylam, we have an option to license Alnylam’s siRNA technology for use in up to four other infectious disease targets in addition to VIR-2218 for HBV. See the section titled “Our Collaboration, License and Grant Agreements” for a description of the collaboration and license agreement.

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

VIR-2218 was generated using our siRNA platform.

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

RISC loading
RISC
On-target binding
Full-sequence match
Off-target binding
Partial-sequence match
3′UTR
partial match
mRNA cleavage
Translation repression,
mRNA destabilization
partial match
DESIRED ON-TARGET ACTIVITY
UNDESIRED OFF-TARGET ACTIVITY

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

Our Collaboration, License and Grant Agreements

Collaboration Agreements with GSK

2020 GSK Collaboration

In June 2020, we entered into a definitive collaboration agreement with GSK, or the 2020 GSK Collaboration, pursuant to which we agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2 and potentially other coronaviruses. The 2020 GSK Collaborationis focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses, or the Antibody Program; (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses, or the Vaccine Program, and (3) products based on genome- wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, or the Functional Genomics Program. The initial antibodies under the Antibody Program are VIR-7831 and VIR-7832, which have demonstrated high affinity for the SARS-CoV-2 spike protein and are highly potent in neutralizing SARS-CoV-2 in live-virus cellular assays.

For a period of four years beginning April 2020, the parties agreed to conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs, and under the oversight of a joint steering committee. During such period, generally, subject to certain rights granted to WuXi Biologics under existing agreements between us and WuXi Biologics, the parties will have an exclusive research collaboration with respect to antibody products directed to SARS-CoV-2 or to any other coronavirus, and in connection with functional genomics CRISPR screens for drug discovery and development in connection with SARS-CoV-2 or other coronaviruses. We are primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine in the Vaccine Program. GSK will be primarily responsible for the commercialization activities for the Antibody Program (except in connection with sales of antibody products licensed to WuXi Biologics in greater China), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. We and GSK are required to use commercially reasonable efforts to conduct the activities assigned to each party under each development plan and to seek and obtain regulatory approval for collaboration products that arise from such activities in the United States and specified major markets. Subject to an opt-out mechanism, we and GSK will share all development costs, manufacturing costs and costs and expenses for the commercialization of the collaboration products, with us bearing 72.5% of such costs for the antibody products, 27.5% of such costs for the vaccine products, and we and GSK sharing equally all such costs for the functional genomics products, and all profits will be shared in the same ratios. If we and GSK elect to conduct a technology transfer of manufacturing technology under our agreements with WuXi Biologics (as further described below) and Biogen, we will bear 72.5% of the costs related to such manufacturing technology transfer and for commercial manufacturing of the antibody products under such agreements with WuXi Biologics and Biogen, and GSK will bear 27.5% of such costs. The parties will also share the committed costs for the reservation of manufacturing capacity for the drug substance for antibody products in the foregoing ratio under our agreement with Samsung as well as such costs relating to committed manufacturing capacity for antibody products as are approved by the joint steering committee from time to time.

On a collaboration product-by-collaboration product basis, either party will have the right, at specified points in development, to opt out of its co-funding obligations, and the other party may, at its election, either pursue such program unilaterally, or also cease the conduct and funding of such collaboration product. Unless a party has opted out prior to such time, the parties would share all profits and losses arising from any collaboration product in the same ratios in which the parties bore development costs for such collaboration program. For each collaboration product as to which a party exercises its opt-out right, the commercializing party will pay to the opt-out party royalties on net sales of the applicable collaboration product at rates based on factors such as the stage of development of such collaboration product at the time the opt-out party exercises such right, and whether the opt-out party is the lead party, or a portion of the sublicense revenue if the commercializing party chooses to sublicense or otherwise divest rights to such collaboration product. On an antibody product-by-antibody product basis, we have a co-promotion right with respect to such antibody product in the United States, pursuant to which we will have the right to perform up to 20% of details in connection with such antibody product. GSK will lead commercialization and book all sales and is required to use commercially reasonable efforts to commercialize each collaboration product following regulatory approval in the United States and specified major markets. This definitive agreement superseded and replaced the April 2020 preliminary agreement with GSK. In connection with the 2020 GSK Collaboration, we also entered into a stock purchase agreement in April 2020, pursuant to which we issued 6,626,027 shares of our common stock to an affiliate of GSK at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million.

2021 Expanded GSK Collaboration

On February 14, 2021, we entered into the 2021 Preliminary Agreement with GSK, pursuant to which the parties agreed to expand the 2020 GSK Collaboration, to include collaboration on three separate programs: (1) a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus, or the Influenza Program; (2) an expansion of the Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses, or the Expanded Functional Genomics Program; and (3) additional programs to develop neutralizing mAbs directed to up to three non-influenza target pathogens selected by GSK, or the Selected Pathogens, and such programs, the Additional Programs. Under the Influenza Program, we will collaborate to research, develop and commercialize our next generation mAbs for the prevention, treatment or prophylaxis of influenza. In addition, after we complete and report the Phase 2 clinical trial outcomes for VIR-2482 GSK will have the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482, or the Option.

For a period of three years following the effective date of the 2021 Preliminary Agreement, or the Research Term, the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for the programs within the expanded collaboration. Subject to certain exceptions, we will exclusively collaborate with respect to (a) all of our mAbs that the parties agree to develop for the prevention, treatment or prophylaxis of the influenza virus, until such time there are none of our mAbs being developed under the expanded collaboration, (b) functional genomic screens for targets associated with respiratory viruses during the Research Term, and compounds or products developed through the Expanded Functional Genomics Program directed to a collaboration target for five years following the target selection (unless either party elects to opt out earlier), and (c) products directed to Selected Pathogens during the Research Term. We will be responsible for continuing the development and clinical manufacturing activities for VIR-2482 unless and until GSK exercises the Option. If GSK does not exercise the Option for VIR-2482, then in general, we have the right to continue the development and/or commercialization of VIR-2482 by itself or with a third party. GSK will be the lead party for development, clinical and commercial manufacturing and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the Option, if applicable). We will mutually agree upon the allocation of responsibility for development and early-stage manufacturing of products under the Expanded Functional Genomics Program and the Additional Programs (subject to GSK’s final decision making authority if the parties cannot agree), and GSK will be primarily responsible for commercial manufacturing and commercialization activities for products under the Functional Genomics Program and Additional Programs.

In general, we will share 50% of all development costs in accordance with the budget for each of the collaboration programs (other than for VIR-2482 unless GSK exercises the Option), with each party having the right (on a target-by-target, or collaboration product-by-collaboration product basis, as applicable) to opt-out of its co-funding obligations at specified points in development. In such case, the party continuing with the program will pay to the opt-out party a royalty on net sales of products arising from such program at commercially reasonable rates to be agreed in the definitive collaboration agreement, determined by the stage of development at which the opt-out is exercised. Following the exercise of an opt-out right by a party the other party may, at its election, either pursue such program unilaterally, or also cease the conduct and funding of such collaboration product. In the absence of any opt-out, the parties will also share 50% of all profits and losses arising from any collaboration product. Each party is required to use commercially reasonable efforts to conduct the activities assigned to it under each development plan and, where applicable, to seek and obtain regulatory approval for collaboration products that arise from such activities in the United States and specified major markets. GSK will lead commercialization and book all sales, and is required to use commercially reasonable efforts to commercialize each collaboration product following regulatory approval in the United States and specified major markets.

The parties will continue to negotiate a more detailed collaboration agreement, or the Expanded Definitive Collaboration Agreement, including more detailed financial terms, as well as operational provisions and consequences of any ongoing collaboration program as a result of a change of control. If we cannot reach agreement and enter into the Expanded Definitive Collaboration Agreement within 90 days following the effective date of the 2021 Preliminary Agreement, the terms of the Expanded Definitive Collaboration Agreement will be determined through mediation and binding arbitration. The 2021 Preliminary Agreement may be terminated by either party if the conditions for the effectiveness of the preliminary collaboration agreement (customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, as defined below) are not met by June 30, 2021. The 2021 Preliminary Agreement will terminate upon the execution of the Expanded Definitive Collaboration Agreement, which will supersede the 2021 Preliminary Agreement. The Expanded Definitive Collaboration Agreement will remain in effect, on a collaboration program-by-collaboration program basis, until there is no product being developed or commercialized under such collaboration program, unless earlier terminated by either party. Either party has the right to terminate the 2021 Preliminary Agreement or the Expanded Definitive Collaboration Agreement in the case of the insolvency of the other party, an uncured material breach of the other party, or such other events that both parties agree to be included in the Expanded Definitive Collaboration Agreement.

GSK will make an upfront payment to us of $225 million, 50% of which will become payable at the effective date of the 2021 Preliminary Agreement and 50% of which will become payable at the effective date of the Expanded Definitive Collaboration Agreement. If GSK exercises the Option, GSK will pay us an Option exercise fee of $300 million unless certain agreed product criteria for VIR-2482 are not met, in which case the parties will negotiate an alternative Option exercise fee. If we are unable to agree on an alternative Option exercise fee, then subject to certain rights of GSK, we will have the right to continue the development and commercialization of VIR-2482 by itself or with a third party. Upon achievement of a pre-defined regulatory milestone for the first product arising from the Influenza Program, GSK will make a milestone payment to us of up to $200 million.

In connection with the 2021 Preliminary Agreement, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Glaxo Group Limited, or GGL, an affiliate of GSK, pursuant to which GGL will purchase shares of our common stock for an aggregate purchase price of approximately $120.0 million. The price per share will be equal to the average of (a) the volume weighted average price of a share of our common stock for a seven trading day period, starting with the opening of trading on the seventh trading day prior to the date of the Stock Purchase Agreement and ending with the close of trading on the trading day prior to the date of the Stock Purchase Agreement and (b) the volume weighted average price of a share of our common stock for a seven trading day period, starting with the opening of trading on the seventh trading day prior to the Data End Date and ending with the close of trading on the trading day prior the Data End Date, subject to certain price collar adjustments. The “Data End Date” means the tenth trading day immediately following the date that we make a public announcement regarding initial Phase 3 results for the COMET-ICE trial for VIR-7831.

Pursuant to the terms of the Stock Purchase Agreement, GGL has agreed not to, without our prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of our outstanding common stock, seek or propose a tender or exchange offer, merger or other business combination involving us, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in us, collectively, the Standstill Restrictions. The Standstill Restrictions will expire on the one-year anniversary of the Equity Closing Date (as defined below).

The Stock Purchase Agreement also provides that until the first anniversary of the Equity Closing Date, GGL will hold and not sell any of its shares, subject to certain exceptions. We have agreed to register the shares for resale following expiration of the one-year lock-up period if Rule 144 under the Securities Act of 1933, as amended, is not available for such resale without any volume or manner of sale restrictions.

The consummation of the transactions under each of the 2021 Preliminary Agreement and the Stock Purchase Agreement are subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act; provided, however, that in no event will the closing of the transactions under the Stock Purchase Agreement occur prior to the Data End Date, or such closing, the Equity Closing Date.

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

We and Alnylam are jointly responsible for funding the initial research and development activities for VIR-2218 through completion of proof of concept trials. Prior to the exercise of our option for each siRNA program directed to one of our selected infectious disease targets, Alnylam is responsible for conducting all development activities, at our expense, in accordance with an agreed upon development plan. Following our exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, we are solely responsible, at our expense, for conducting all development, manufacture and commercialization activities for products arising from each such program unless Alnylam exercises its profit-sharing option. We are required to use commercially reasonable efforts to develop and commercialize one siRNA product directed to HBV and one siRNA product directed to the target of each other infectious disease program for which we exercise our option, in each of the major markets. If Alnylam exercises a profit-sharing option for a product, we will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

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

Pursuant to the Alnylam Agreement, we paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of our common stock. Upon the achievement of a certain development milestone, as further discussed below, we were obligated to issue shares of our common stock equal to the lesser of (i) 1,111,111 shares or (ii) a certain number of shares based on our stock price at the time such milestone was achieved. We will be required to pay Alnylam up to $190.0 million in the aggregate for the achievement of specified development and regulatory milestones by the first siRNA product directed to HBV, and up to $115.0 million for the achievement of specified development and regulatory milestones for the first product directed to the target of each infectious disease siRNA program for which we exercised our option. Following commercialization, we will be required to pay to Alnylam up to $250.0 million in the aggregate for the achievement of specified levels of net sales by siRNA products directed to HBV and up to $100.0 million for the achievement of specified levels of net sales by products directed to the target of each infectious disease siRNA program for which we exercised our option. We will also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of HBV products, and tiered royalties at percentages ranging from the high single-digits to the sub-teen double-digits on annual net sales of licensed infectious disease products, in each case subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country. Alnylam is also entitled to receive a portion of any consideration we receive as a result of granting a sublicense under the licenses granted to us by Alnylam under the Alnylam Agreement or an option to acquire such a sublicense, determined based on the timing of the grant of such sublicense. In November 2018, in connection with the inclusion of the HBV siRNA program as the subject of a potential grant of a sublicense to Brii Bio under the Brii Agreement, as defined under the section titled “—Collaboration, Option and License Agreement with Brii Bio,” which triggered certain payment obligations under the Alnylam Agreement, we entered into a letter agreement with Alnylam, or the Alnylam Letter, making certain modifications to the payments due to Alnylam as a result of the grant of the option and potential payments that would result from Brii Bio’s exercise of rights under such sublicense. As a result of the rights granted under the Brii Agreement and pursuant to the Alnylam Letter, in February 2020 we transferred to Alnylam a specified percentage of the equity consideration allocable to the HBV siRNA program that we received from Brii Bio and its affiliated companies in connection with the entry into the Brii Agreement.

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

In March 2020, we achieved one of the specified development milestones relating to VIR-2218 pursuant to the Alnylam Agreement, as amended. As such, we paid Alnylam $15.0 million in April 2020, and issued Alnylam 1,111,111 shares of our common stock in May 2020.

In March and April 2020, we entered into two further amendments to the Alnylam Agreement to expand our existing collaboration of five infectious disease targets to nine, to include the development and commercialization of siRNA products targeting SARS-CoV-2 and potentially other coronaviruses, and up to three targeting human host factors for SARS-CoV-2 (collectively, the COVID Collaboration Targets).

Pursuant to both amendments, we and Alnylam agreed to each be responsible for the pre-clinical development costs incurred by each party in performing our allocated responsibilities under an agreed-upon initial pre-clinical development plan for each of the four new targets. Following the completion of initial pre-clinical development activities, we had a pre-agreed program option to progress one or more candidates arising from the coronavirus program into further development, subject to Alnylam’s right to opt-in, during a specified period, to share equally with us the profits and losses in connection with development and commercialization of a coronavirus product.

In December 2020, we entered into a letter amendment with Alnylam amending the Alnylam Agreement, as amended, to modify certain funding and governance provisions in connection with the siRNA products directed to the COVID Collaboration Targets, including VIR-2703, or the COV Target, and to modify certain rights of each party with respect to products arising from such programs.

Pursuant to the letter amendment, Alnylam will be responsible for conducting pre-clinical research activities set forth in the existing workplan for the COV Target, or the COV Workplan, at its discretion and sole expense, and we will no longer have the obligation to reimburse Alnylam for any share of costs incurred by Alnylam in conducting activities under the COV Workplan after July 1, 2020.

In connection with the letter amendment, we will no longer have a pre-agreed program option, but, if Alnylam selects a development candidate arising from the COV Workplan, we and Alnylam have agreed to negotiate in good faith an agreement with respect to the COV Target and siRNA products directed thereto. If Alnylam terminates the COV Workplan, does not select a development candidate, or we are unable to agree upon the terms of a definitive agreement, then the COV Target and related siRNA program will no longer be included within the Alnylam Agreement, as amended and all rights to the siRNA program directed to VIR-2703 will revert to Alnylam.

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

2018 License Agreement with MedImmune

In September 2018, we entered into a license agreement with MedImmune, or the 2018 MedImmune Agreement, pursuant to which we obtained a worldwide, exclusive license to develop and commercialize half-life extended versions of two specified antibodies under development by MedImmune that target influenza A and influenza B, respectively, for all uses in humans and animals. The license from MedImmune includes the grant of a sublicense under MedImmune’s license to certain intellectual property controlled by Humabs that was granted to MedImmune pursuant to the 2012 MedImmune Agreement. Under certain circumstances and during certain periods of time we have the right to nominate up to two variants of each of these antibodies for inclusion under the license. MedImmune retained the rights to continue to develop and to commercialize the two specified antibodies that target influenza A and influenza B, in each case that are not the half-life extended versions that are licensed to us. Additionally, we obtained a worldwide, exclusive license under MedImmune’s antibody half-life extension technology to develop and commercialize half-life extended antibodies directed to up to two additional targets selected by us for all uses in humans or animals for the prevention, treatment or diagnosis of infectious diseases. We have the right to nominate such additional targets during a specified period following the effective date of the 2018 MedImmune Agreement. In September 2020, the 2018 MedImmune Agreement was amended to adjust the period of time we have the right to nominate up to two antibodies for inclusion under the MedImmune’s antibody half-life extension technology license. MedImmune may only refuse our nomination if such targets are already the subject of internal development by MedImmune, are subject to third party rights at the time of our selection, or are the subject of good faith discussions between MedImmune and a third party for a license for products directed to such targets. We are solely responsible, at our sole cost, for the development of products containing half-life extended versions of antibodies directed to the influenza targets and any additional selected targets, and are obligated to use commercially reasonable efforts to develop and obtain regulatory approval for at least one product containing half-life extended versions of antibodies directed to each of influenza A, influenza B and any additional targets, if applicable, in the United States and specified markets in Europe and Asia. We are also obligated to use commercially reasonable efforts to commercialize products containing half-life extended versions of antibodies directed to such targets in such markets. We are developing VIR-2482 using technology licensed under the 2018 MedImmune Agreement.

In consideration for the grant of the licenses under the 2018 MedImmune Agreement, we made an upfront payment to MedImmune of $10.0 million. We will be obligated to make development and regulatory milestone payments to MedImmune of up to $92.0 million, of which $5.0 million was paid in the third quarter of 2019, in the aggregate for products containing half-life extended versions of antibodies directed to influenza A that we licensed, up to an additional $39.2 million in the aggregate for such products directed to influenza B that we licensed, and up to $250,000 in the aggregate for certain specified products directed to the additional selected targets, if applicable. We will also be required to make sales related milestone payments to MedImmune following commercialization up to an aggregate of $200.0 million for the achievement of specified levels of aggregate annual net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B. MedImmune will also be entitled to receive tiered royalties based on net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B at percentages ranging from the mid-single-digits to sub-teen double-digits and a royalty based on net sales of products containing half-life extended versions of antibodies directed to any additional selected targets, if applicable, at a percentage in the low single-digits, in each case subject to specified reductions. These royalties are payable, on a product-by-product and country-by-country basis, until the latest to occur of expiration of the last to expire valid claim covering such product in such country, expiration of regulatory exclusivity for such product in such country, and 12 years after the first commercial sale of such product in such country. Additionally, we are responsible for paying any royalties due under the 2012 MedImmune Agreement as a result of our commercialization of products under the 2018 MedImmune Agreement.

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

Master Exclusive License Agreement with OHSU

In June 2012, our subsidiary TomegaVax, Inc., or TomegaVax, entered into a master exclusive license agreement, or the OHSU Agreement, with Oregon Health & Science University, or OHSU. The OHSU Agreement was revised and restated in August 2014 and again in August 2019, at which time we assumed TomegaVax’s rights and obligations as licensee under the OHSU Agreement. Under the OHSU Agreement, we obtained a worldwide exclusive license under certain patent rights and a non-exclusive license under certain know-how to make, have made, use, offer to sell, sell, have sold, export and import certain products relating to CMV vectors in all fields of use. The OHSU Agreement provides for us to include within the license grant additional patent or know-how rights covering certain inventions arising at OHSU and relating to the use of CMV vaccine vectors through the execution of technology addenda, each such addendum, a Technology Addendum. Each Technology Addendum relates to a single invention disclosure and family of patent or know-how rights. During the term of the OHSU Agreement to date, we have entered into 15 such Technology Addenda. We must use reasonably diligent efforts to develop and commercialize the CMV vector products consistent with its reasonable business practices and judgment, including by achieving certain specified development and regulatory milestones within certain periods. We use technology licensed under the OHSU Agreement in our T cell platform and in our product candidate VIR-1111.

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

Exclusive License Agreement with The Rockefeller University

In July 2018, we entered into an exclusive license agreement with The Rockefeller University, or Rockefeller, and such agreement, as amended in May 2019 and in September 2020, the Rockefeller Agreement. Pursuant to the Rockefeller Agreement, Rockefeller granted us a worldwide exclusive license under certain patent rights, and a worldwide non-exclusive license under certain materials and know-how covering certain antibody variants relating to a specified mutation leading to enhanced antibody function and utility, to develop, manufacture and commercialize infectious disease products covered by the licensed patents, or that involve the use or incorporation of the licensed materials and know-how, in each case for all uses and purposes for infectious diseases. The licenses granted to us are freely sublicensable to third parties. Rockefeller retains the right to use the licensed patents outside the field of use, and within the field of use solely in connection with educational, research and non-commercial purposes, as well as for certain research being conducted in collaboration with us. We are obligated to grant sublicenses to third parties with respect to products that are not being pursued and are not of interest to us following a specified anniversary of the May 2019 amendment date. Pursuant to the Rockefeller Agreement, we are required to use commercially reasonable efforts to develop and commercialize infectious disease products as soon as reasonably practicable, including by achieving certain specified development milestone events within specified time periods for products arising from our HBV and influenza programs.

We use technology licensed under the Rockefeller Agreement in our antibody platform and in our product candidates VIR-3434 and VIR-7832.

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

Collaboration, Option and License Agreement with Brii Bio

In May 2018, we entered into a collaboration, option and license agreement with Brii Biosciences Limited (previously named BiiG Therapeutics Limited), or Brii Bio Parent, and Brii Bio, and such agreement, the Brii Agreement, pursuant to which we granted to Brii Bio, with respect to up to four of our programs (excluding mAbs in Vir’s active research and development program against coronaviruses), an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau, or collectively the China Territory, for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection, or the Field of Use. Our HBV siRNA program being developed under the Alnylam Agreement (described above) is included within the Brii Agreement as a program for which Brii Bio may exercise one of its options. Brii Bio may exercise each of its options following the achievement by us of proof of concept for the first product in such program. In partial consideration for the options granted by us to Brii Bio, Brii Bio Parent and Brii Bio granted us, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. The number of options that we may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program. All options granted to Brii Bio under the Brii Agreement that are not exercised will expire no later than seven years following the effective date, or two years earlier than such date if Brii Bio has not undergone an initial public offering within such shorter period. All options granted to us under the Brii Agreement that are not exercised will expire no later than two years following the expiration of all options granted to Brii Bio.

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

With respect to programs for which Brii Bio exercises its options, Brii Bio will be required to pay us an option exercise fee for each such Vir program ranging from the mid-single-digit millions up to $20.0 million, determined based on the commercial potential of the licensed program. Brii Bio will also be required to pay regulatory milestone payments on a licensed product-by-licensed product basis ranging from the mid-single-digit millions up to $30.0 million, also determined based on the commercial potential of such program. Following commercialization, Brii Bio will be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products arising from each licensed program in the China Territory, up to an aggregate of $175.0 million per licensed program. Brii Bio also will pay us royalties that range from the mid-teens to the high-twenties, as described below. On June 12, 2020, Brii Bio notified us of the exercise of its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-2218 in the China Territory. Brii Bio paid us a $20.0 million option exercise fee in connection with the option exercise. We separately paid $10.0 million, half of the option proceeds, to Alnylam in connection with the Alnylam Agreement, as amended.

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

Patent License Agreements with Xencor

In August 2019, we entered into a patent license agreement, or the 2019 Xencor Agreement, with Xencor, Inc., or Xencor, pursuant to which we obtained a non-exclusive, sublicensable (only to our affiliates and subcontractors) license to incorporate Xencor’s half-life extension Fc region-related technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. We are obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s half-life extension Fc-related technologies, for each of the influenza A and HBV research programs. These technologies are used in our VIR-2482 and VIR-3434 product candidates.

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

In March 2020, we entered into a patent license agreement, or the 2020 Xencor Agreement, with Xencor pursuant to which we obtained a non-exclusive license to Xencor’s Fc-region related technologies to extend the half-life of novel antibodies that we are investigating as potential treatments for patients with COVID-19. Under the terms of the agreement, we will be solely responsible for the activities and costs related to research, development, regulatory and commercial activities. These technologies are used in our VIR-7831 and VIR-7832 product candidates.

The 2019 Xencor Agreement and 2020 Xencor Agreement will remain in force, on a product-by-product and country-by-country basis, until the expiration of all royalty payment obligations under each of the respective agreements. We may terminate each agreement in its entirety, or on a target-by-target basis, for convenience upon 60 days’ written notice. Either party may terminate each agreement for the other party’s uncured material breach upon 60 days’ written notice (or 30 days in the case of non-payment) or in the event of bankruptcy of the other party immediately upon written notice. Xencor may terminate each agreement immediately upon written notice if we challenge, or upon 30 days’ written notice if any of our sublicensees challenge, the validity or enforceability of any patent licensed to us under each respective agreement.

In February 2021, we and Xencor executed amendments to the 2019 Xencor Agreement and the 2020 Xencor Agreement primarily to expand the scope of the licensed technology under each agreement, which may increase our royalty payment obligations in certain circumstances. Under the amended agreements, we will be obligated to pay Xencor tiered royalties on net sales ranging from low- to mid-single-digits under the amended 2019 Xencor Agreement and at the mid-single-digits under the amended 2020 Xencor Agreement.

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

Separately, in January 2018 and March 2018, we entered into two grant agreements with the Bill & Melinda Gates Foundation, pursuant to which the Bill & Melinda Gates Foundation agreed to grant additional funding to us for our HIV and TB programs, respectively, through the award of two research grants totaling in the aggregate up to $12.2 million with respect to the HIV program, and up to $14.9 million with respect to the TB program if we achieve all the specified research and development milestones or reporting deliverables under the grants. In February 2020, we amended the HIV grant agreement pursuant to which we were awarded with a supplemental grant of $8.6 million. In addition, the term of the HIV grant agreement was extended through December 31, 2021. The TB grant agreement will remain in effect until February 28, 2021. As of December 31, 2020, we had received $16.4 million with respect to the HIV program and $12.2 million with respect to the TB program. The grant agreements may be terminated early by the Bill & Melinda Gates Foundation for our breach, failure to progress the applicable funded projects, in the event of our change of control, change in our tax status, or significant changes in our leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the applicable project.

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

Manufacturing

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal chemistry, manufacturing and control, or CMC, capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early stage product candidates in the near-term. We have completed our internal capacity build in process development, analytical development, quality, manufacturing, and supply chain. Specifically, our San Francisco, California and Portland, Oregon facilities include laboratories that support process development, production of HCMV research viral seed stock and selected quality control testing for our products.

We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 and Phase 2 clinical trials. Material for any Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for our COVID-19 program, we and our partner GSK have executed manufacturing agreements with large-scale CDMOs to support future scale-up and capacity, particularly for potential commercialization.

Production Modalities

Antibody Platform

The technology and industrial processes for producing mAbs are well-established across the biopharmaceutical industry. Over the last 20 years, process optimization and standardization has enabled process portability and facilitated manufacturing with high success rates at most biologic CDMOs, as well as the partnered use of excess capacity with other biopharmaceutical companies. We rely on the mAb process platforms and manufacturing facilities of our CDMOs and collaboration partners for all of our pipeline clinical supplies. For our COVID-19 program, we and our partner GSK have executed manufacturing agreements with large-scale CDMOs to support future scale-up and capacity, particularly for potential commercialization.

T Cell Platform

Our T cell platform is based on genetically engineered HCMV. We have attenuated the HCMV for the purpose of patient safety, but this attenuation also reduces its yield in production. To improve manufacturing efficiency and scale-up, we have made significant internal investments in process development, largely funded by the Bill & Melinda Gates Foundation. We have established a reproducible current Good Manufacturing Practices, or cGMP, manufacturing process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred and executed at two CDMOs specializing in live virus manufacturing.

siRNA Platform

Alnylam is currently supplying clinical material from their CDMO sites for the current VIR-2218 clinical trials. We plan to conduct a technology transfer and assume responsibility for Phase 3 clinical and subsequently commercial manufacturing in advance of any Phase 3 clinical trial. In addition to the current CDMOs supplying our clinical trials, other CDMOs as well as Alnylam are capable of producing kilogram-scale batches of siRNA and we may contract for Phase 3 manufacturing at one of these qualified facilities.

Manufacturing Agreements

In connection with the global spread of the current COVID-19 pandemic, we have entered into the following agreements to date in support of our COVID-19 program:

Letter Agreement, Assignment and Master Services Agreement with Samsung

In April 2020, we entered into a binding letter agreement with Samsung Biologics Co., Ltd., or Samsung, pursuant to which Samsung will perform development and manufacturing services for our SARS-CoV-2 mAbs. Under the terms of the letter agreement, we had committed to purchase a firm and binding capacity reservation for a specified number of drug substance manufacturing slots in 2021 and 2022. Samsung will reserve such manufacturing slots on a non-cancellable, non-adjustable basis and will not offer such manufacturing slots under our capacity reservation to third parties. We were obligated to pay a total of approximately $362.0 million for such capacity reservation on a take-or-pay basis regardless of whether such manufacturing slots are utilized by us, subject to annual adjustment based on the Korean Consumer Price Index. The amounts were to be payable during 2021 and 2022 and invoiced on a per-batch basis, with shortfalls invoiced at the end of the year in which such shortfall occurs.

In August 2020, we entered into an Assignment and Novation Agreement with GlaxoSmithKline Trading Services Limited, or GSKTSL, and Samsung effective as of July 31, 2020 pursuant to which we assigned and transferred to GSKTSL all of our right, title, and interest in, to and under the letter agreement, and GSKTSL became our successor in interest in and to all of our rights, duties, and obligations in, to and under the letter agreement. On August 4, 2020, GSKTSL entered into a Master Services Agreement with Samsung effective as of July 31, 2020, or the Samsung MSA, thereby superseding the letter agreement, and pursuant to which, among other things, Samsung will perform development and manufacturing services for clinical and commercial supply of antibody products under our SARS-CoV-2 antibody program.

Development and Manufacturing Collaboration Agreement with WuXi Biologics

In February 2020, we entered into a development and manufacturing collaboration agreement with WuXi Biologics for the clinical development, manufacturing, and commercialization of our proprietary antibodies developed for SARS-CoV-2. Under the agreement, WuXi Biologics will conduct cell-line development, process and formulation development, and initial manufacturing for clinical development. WuXi Biologics will have the right to commercialize products incorporating such antibodies in greater China pursuant to an exclusive license granted for the selected antibodies that have been developed. We will have the right to commercialize such products in all other markets worldwide.

WuXi Biologics will perform mutually agreed development and manufacturing activities, under individual statements of work. In addition, the parties agreed that WuXi Biologics will pay us tiered royalties at percentages ranging from the high single-digits to mid-teens on annual net sales of all products sold by WuXi Biologics in greater China.

Letter Agreement, Assignment and Master Services Agreement with WuXi Biologics

In June 2020, we entered into a binding letter of intent with WuXi Biologics pursuant to which WuXi Biologics will perform certain development and manufacturing services for our SARS-CoV-2 antibody program. Under the terms of the letter of intent, we had committed to purchase a firm and binding capacity reservation for the manufacture of a specified number of batches of drug substance of our SARS-CoV-2 antibody in 2020 and 2021. In addition, we had the right to order an additional specified number of batches of drug substance, provided we make such election by a specified date in the fourth calendar quarter in 2020. WuXi Biologics is obligated to reserve such manufacturing slots on a non-cancellable basis, and will manufacture the agreed number of batches of drug substance in accordance with an agreed manufacturing schedule. We were obligated to pay a total of approximately $130.0 million for such capacity reservation, if all batches are manufactured, inclusive of estimated raw material costs, with between 70% and 80% of the batch production fees owed to WuXi Biologics on a take-or-pay basis regardless of whether we utilize such manufacturing slots. The amounts were to be payable during 2020 and 2021 and invoiced on a per-batch basis. The SARS-CoV-2 antibody drug substance contemplated to be manufactured in accordance with the terms of the letter of intent will be utilized in connection with progressing the development and commercialization of the SARS-CoV-2 antibody product under our collaboration with GSK.

In August 2020, we entered into an Assignment and Novation Agreement with GSKTSL and WuXi Biologics effective as of July 29, 2020 pursuant to which we assigned and transferred to GSKTSL all of our right, title, and interest in, to and under the letter of intent, and GSKTSL became our successor in interest in and to all of our rights, duties, and obligations in, to and under the letter of intent. On August 4, 2020, GSKTSL entered into a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics effective as of July 29, 2020, or the WuXi Biologics MSA, thereby superseding the letter of intent, and pursuant to which, among other things, WuXi Biologics will perform development and manufacturing services for clinical and commercial supply of antibody products under our SARS-CoV-2 antibody program.

GSKTSL entered into the WuXi Biologics MSA and Samsung MSA in connection with the performance of GSK and our obligations pursuant to the collaboration agreement with GSK. In accordance with the terms of the collaboration agreement, we will continue to be responsible for 72.5% of the costs under each of the WuXi Biologics MSA and Samsung MSA, and GSK will bear 27.5% of such costs under each of the Samsung MSA and the WuXi Biologics MSA, subject to certain conditions and exceptions.

Clinical Development and Manufacturing Agreement with Biogen

In May 2020, we entered into a clinical development and manufacturing agreement with Biogen pursuant to which Biogen will perform process development activities and specified manufacturing services under agreed statements of work for certain pre-commercial and clinical supply of our SARS-CoV-2 mAbs. We also agreed to collaborate with Biogen to develop highly productive clonal cell lines and clinical and commercial manufacturing processes for our SARS-CoV-2 mAbs. These processes are designed to be transferrable to global biomanufacturing facilities designed for advanced biologics production. Under the agreement, Biogen will conduct cGMP clinical manufacturing in the United States and provide technical support to facilitate process transfer to Samsung, and potentially other large-scale biomanufacturing facilities in the United States and other regions of the world to enable us to obtain reliable supply of a potential commercial product.

Under the terms of the Biogen agreement, we have agreed to pay fees for Biogen’s performance of services as provided in each applicable statement of work, including costs to third parties on a pass-through basis. We entered into three statements of work with Biogen for the process development and certain clinical manufacturing services simultaneously with the execution of the agreement, with the cost of activities under such agreed statements of work totaling approximately $13.8 million.

The Biogen agreement provides us the right to request a technology transfer of all manufacturing technology and processes developed under the agreement to us or any third party designated by us to conduct manufacturing of a SARS-CoV-2 antibody using such technology, including applicable licenses to us under Biogen’s relevant intellectual property rights. In connection with any such technology transfer, we have also agreed to pay an “access fee” to Biogen for each successful batch of SARS-CoV-2 antibody drug substance manufactured using certain improvements relating to increases in batch yield developed under the agreement, whether such manufacturing is performed by us, our affiliates, or third parties. If we successfully manufacture all batches of SARS-CoV-2 antibody drug substance for which we are currently committed under the Samsung letter agreement, based on our current working assumptions of manufacturing yield per batch, the access fee payable to Biogen in connection with the Samsung manufacturing will total approximately $100.0 million.

We will bear 72.5% of the costs under the Biogen agreement and GSK will bear 27.5% of such costs pursuant to our collaboration agreement with GSK, subject to certain conditions and exceptions.

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

COVID-19

There are limited FDA-approved treatments for COVID-19 and several treatments and prophylactic vaccines are available under EUA. An intravenously administered antiviral, remdesivir, marketed by Gilead, is FDA-approved for treatment in the hospitalized setting. Three intravenously administered antibody regimens are available under EUA, bamlanivimab alone and bamlanivimab plus etesevimab by Eli Lilly and Company, and casirivimab and imdevimab by Regeneron Pharmaceuticals, Inc., or Regeneron, in the mild-to-moderate setting. Convalescent plasma is also available under EUA. Additionally, limited quantities of COVID-19 vaccines are available under EUA from Moderna, Inc. and Pfizer Inc. (in partnership with BioNTech SE). Numerous large and small pharmaceutical companies are developing programs with various mechanisms of actions, including prophylactic vaccines, antivirals, immunomodulators, and antibodies. Companies with antibodies in clinical development include AbbVie, Inc., Adagio Therapeutics, AstraZeneca plc, Brii Bio, Celltrion Healthcare Co.,Ltd., Eli Lilly and Company and Regeneron. Companies with oral antivirals in clinical development include Merck & Co. and Roche Holding AG, or Roche. Companies with prophylactic vaccines in clinical development include AstraZeneca plc, GSK, Johnson & Johnson, Novavax, Inc. and Sanofi S.A.

HBV

Current FDA-approved treatments for chronic HBV infection include PEG-IFN-α, marketed by Roche, and oral antiviral agents such as NRTIs, marketed by Gilead, and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of NRTIs, require life-long therapy. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving an HBV functional or complete cure. Companies with RNAi agents in clinical development include Arbutus Biopharma Corporation, Janssen Pharmaceuticals, Inc., or Janssen (part of Johnson & Johnson, in partnership with Arrowhead Pharmaceuticals, Inc.), and Roche (in partnership with Dicerna Pharmaceuticals, Inc.) In addition, GC Pharma is developing an antibody against surface antigen. Several companies, including Altimmune, Inc., GSK, Janssen and Transgene SA, have therapeutic vaccines in late-preclinical or early-clinical development.

Influenza

There are numerous approved seasonal flu vaccines, including trivalent, quadrivalent, high-dose, and adjuvanted products, marketed by GSK, Sanofi Pasteur, and Seqirus (owned by CSL Limited). In addition, there are approved antiviral agents to treat influenza, such as Xofluza and Tamiflu, marketed by Roche, as well as other neuraminidase inhibitors.

While several companies, including AstraZeneca plc, Janssen, Roche, have conducted clinical trials of antibodies for the treatment of influenza, to our knowledge, there are currently no other prophylactic antibodies in development. Several vaccines are in clinical development from large and small pharmaceutical companies including GSK (in partnership with CureVac N.V.), Moderna, Inc., Novavax, Inc., Pfizer Inc. (in partnership with BioNTech SE) and Sanofi S.A. (in partnership with Translate Bio). Some intend to improve efficacy or convenience over existing seasonal vaccines, and others are pursuing a universal flu vaccine approach with broad strain coverage and at least one year of protection.

HIV

No FDA-approved vaccine is currently available for the prevention of HIV. Several large and small pharmaceutical companies, including GSK, GeoVax Labs, Inc., Janssen, Profectus Biosciences, Inc. and Sanofi S.A. are actively engaged in vaccine research and development in this area. These and other companies are developing vaccines using viral vectors, nanoparticles, DNA, or formulations, with the goal of stimulating T cell-mediated and/or neutralizing antibody responses against HIV. To our knowledge, none are using a CMV-based vector. Numerous clinical trials of these vaccines are ongoing with support from the National Institutes of Health Vaccine Research Center, the Bill & Melinda Gates Foundation, the U.S. military, the International AIDS Vaccine Initiative, the European Vaccine Initiative, the South African AIDS Initiative, and their academic and industry partners. In addition, many of these institutions are also studying the passive transfer of broadly neutralizing antibodies against HIV for prophylactic and therapeutic applications.

We may also compete with oral or long-acting antiretroviral therapies for pre-exposure prophylaxis of HIV. Truvada, marketed by Gilead, is a once-daily therapy approved for this indication. Gilead, Janssen and Merck & Co., Inc. and Viiv Healthcare Limited have long-acting formulations in development.

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

Our patent portfolio includes patents and patent applications that are licensed from a number of collaborators and other third parties, including Alnylam, OHSU, MedImmune, IRB, Rockefeller and Xencor, and patents and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates VIR-7831, VIR-7832, VIR-2218, VIR-3434, VIR-2482 and VIR-1111, and the use of these candidates for therapeutic purposes. Our proprietary technology has been developed primarily through acquisitions, relationships with academic research centers and contract research organizations.

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

In total, our patent portfolio, including patents licensed from our collaborators and other third parties, comprises over 100 different patent families as of December 31, 2020, filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in many international countries. Our patent portfolio for our product candidates and technology platforms is outlined below:

Patent Portfolio by Product Candidate

VIR-7831

Our VIR-7831 intellectual property portfolio includes multiple United States provisional patent applications. These applications include composition of matter claims, pharmaceutical composition claims, and method of treatment claims. The 20-year term of any patents issuing from these provisional patent applications is presently estimated to expire in 2041, absent any available patent term adjustments or extensions.

Licensed Patents

Our VIR-7831 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2020, these patents and applications include seven issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2020, these patents and applications include 91 issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2020, four patent applications pending in Brazil, Canada, China and Europe directed to composition of matter claims, pharmaceutical composition claims, composition for use in treatment claims, and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

VIR-7832

Our VIR-7832 intellectual property portfolio includes multiple United States provisional patent applications. These applications include composition of matter claims, pharmaceutical composition claims, and method of treatment claims. The 20-year term of any patents issuing from these provisional patent applications is presently estimated to expire in 2041, absent any available patent term adjustments or extensions.

Licensed Patents

Our VIR-7832 intellectual property portfolio includes a patent family that we have exclusively licensed from Rockefeller, which includes, as of December 31, 2020, one pending patent application in the United States and 33 pending patent applications in the African Regional Intellectual Property Organization, or ARIPO (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Nigeria, Organisation Africaine de la Propriété Intellectuelle, or OAPI (Africa), Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Our VIR-7832 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2020, these patents and applications include seven issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2020, these patents and applications include 91 issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2020, four patent applications pending in Brazil, Canada, China and Europe directed to composition of matter claims, pharmaceutical composition claims, composition for use in treatment claims, and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

VIR-2218

Licensed Patents

Our VIR-2218 intellectual property portfolio includes three different patent families that we have exclusively licensed from Alnylam.

One of these families includes, as of December 31, 2020, one issued patent in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. This family also includes 41 issued patents in Albania, Austria, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Jordan, Latvia, Lebanon, Lithuania, Luxembourg, Monaco, North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2035, absent any available patent term adjustments or extensions.

Another of these families includes, as of December 31, 2020, one issued patent in Nigeria directed to composition for use in treatment claims. The 20-year term of this patent is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of December 31, 2020, two patent applications in the United States, one pending international Patent Cooperation Treaty, or PCT, applications and 56 patent applications in the ARIPO (Africa), Algeria, Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Gulf Cooperation Council (GCC), Hong Kong, India, Indonesia, Israel, Japan, Jordan, Malaysia, Mexico, New Zealand, OAPI (Africa), Pakistan, Paraguay, Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine Venezuela and Vietnam directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2035 and 2039, absent any available patent term adjustments or extensions.

Patents Owned by Us

In addition, we own three different patent families that are directed to VIR-2218 in combination with one or more other therapeutics. These families collectively include, as of December 31, 2020, four patent applications in the United States, two pending PCT patent applications and two patent applications in Taiwan. The applications in these families include method of treatment claims and composition for use in treatment claims for VIR-2218 in combination as a second therapeutic. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2039 and 2041, absent any available patent term adjustments or extensions.

VIR-3434

Licensed Patents

Our VIR-3434 intellectual property portfolio includes a patent family that we have exclusively licensed from Rockefeller, which includes, as of December 31, 2020, one pending patent application in the United States and 33 pending patent applications in ARIPO (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Nigeria, OAPI (Africa), Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Our VIR-3434 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2020, these patents and applications include seven issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2020, these patents and applications include 91 issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2020, four patent applications pending in Brazil, Canada, China and Europe directed to composition of matter claims, pharmaceutical composition claims, composition for use in treatment claims, and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own one patent family that includes, as of December 31, 2020, one pending PCT patent application. The application includes composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own two different patent families that include, as of December 31, 2020, one issued patent in the United States directed to composition of matter claims and pharmaceutical composition claims. These families also collectively include, as of December 31, 2020, 36 issued patents in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungry, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Kingdom that include composition of matter claims, pharmaceutical composition claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2036, absent any available patent term adjustments or extensions.

These two families owned by Humabs also collectively include, as of December 31, 2020, one pending patent application in the United States, one pending PCT application and 25 pending patent applications in ARIPO (Africa), Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, Nigeria, New Zealand, OAPI (Africa), the Philippines, Singapore, South Korea, Sri Lanka, Taiwan, Thailand and Vietnam. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2036 and 2039, absent any available patent term adjustments or extensions.

VIR-2482

Licensed Patents

Our VIR-2482 intellectual property patent portfolio includes two different patent families that we have exclusively licensed from MedImmune, which collectively include, as of December 31, 2020, one issued patent in the United States directed to composition of matter claims and pharmaceutical composition claims. These families also collectively include 42 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungry, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Russia, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom that include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

The two families licensed from MedImmune also collectively include, as of December 31, 2020, two patent applications in the United States and 24 patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Russia, Singapore, South Korea and Taiwan. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2034 and 2037, absent any available patent term adjustments or extensions.

Our VIR-2482 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2020, these patents and applications include seven issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2020, these patents and applications include 91 issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2020, four patent applications pending in Brazil, Canada, China and Europe directed to composition of matter claims, pharmaceutical composition claims, composition for use in treatment claims, and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own one patent family that includes, as of December 31, 2020, two pending patent applications in the United States and one pending PCT application. These applications include composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

Through our subsidiary Humabs, we co-own a patent family (with MedImmune) that includes, as of December 31, 2020, one issued patent in the United States directed to composition of matter claims and pharmaceutical composition claims. This family also includes 42 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungry, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Russia, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom that include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

This co-owned family also includes, as of December 31, 2020, one patent application in the United States and 14 patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, South Korea, Mexico, Russia, Singapore and

Taiwan. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own a patent family that includes, as of December 31, 2020, two pending PCT patent applications and one pending application in Taiwan. The application in this family includes composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from the patent application in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

VIR-1111

Licensed Patents

Our VIR-1111 intellectual property patent portfolio includes seven different patent families that we have exclusively licensed from OHSU.

Four of these families collectively include, as of December 31, 2020, six issued patents in the United States directed to composition of matter claims, method of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2031 and 2037, absent any available patent term adjustments or extensions. Additionally, five of the seven patent families collectively include, as of December 31, 2020, 206 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Monaco, North Macedonia, Malta, New Zealand, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Tunisia, Turkey, Ukraine and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

The seven licensed families also collectively include, as of December 31, 2020, nine patent applications in the United States and 99 patent applications in Algeria, ARIPO (Africa), Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Nigeria, OAPI (Africa), Panama, Peru, Singapore, South Africa, South Korea, Thailand and the Ukraine directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

Patents Owned by Us

We co-own a patent family that includes, as of December 31, 2020, three patent applications in the United States and 22 patent applications in ARIPO (Africa), Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Thailand and the Ukraine directed to composition of matter claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2035, absent any available patent term adjustments or extensions.

Patent Portfolio by Technology Platform

siRNA Platform

Licensed Patents

Our siRNA intellectual property portfolio includes three additional different patent families that we have exclusively licensed from Alnylam.

Two of the three families collectively include, as of December 31, 2020, nine issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions. Additionally, the three patent families collectively include, as of December 31, 2020, 60 issued patents in Albania, Australia, Belgium, Canada, China, Croatia, Denmark, Finland, France, Germany, Hungary, Iceland, Indonesia, Ireland, Japan, Latvia, Lithuania, Luxembourg, Macao, Monaco, Netherlands, North Macedonia, Norway, Russia, Singapore, Slovenia, South Korea, Sweden, Switzerland and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of December 31, 2020, two patent applications in the United States and 16 patent applications in Australia, Canada, China, Europe, Hong Kong, India, Japan, Russia, South Korea and Thailand directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of the issued patent and any patents issuing from pending patent applications in these families is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions.

We have also exclusively licensed from Alnylam, as of December 31, 2020, three issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2022 and 2028, absent any available patent term adjustments or extensions.

We also have an exclusive license to additional Alnylam platform technology for HBV licensed products.

Antibody Platform

Licensed Patents

We have exclusively licensed from Rockefeller a patent family that includes, as of December 31, 2020, one pending patent application in the United States and 33 pending patent applications in ARIPO (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Nigeria, OAPI (Africa), Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

We have exclusively licensed from IRB two patent families that relate to our antibody platform technology. One of these families includes, as of December 31, 2020, two issued patents in the United States directed to process (methods of producing) claims, and 23 issued patents in Austria, Australia, Belgium, Czechia, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Portugal, Romania, Singapore, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to process (methods of producing) claims. The two families also collectively include, as of December 31, 2020, two pending patent applications in the United States directed to process (methods of producing) claims, as well as one patent application in the United States and 19 patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Thailand and Ukraine directed to composition of matter claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of the issued patents and any patent issuing from the pending patent applications in these families is presently estimated to expire between 2024 and 2038, absent any available patent term adjustments or extensions.

In addition, we have non-exclusively licensed a group of patents and applications from Xencor. As of December 31, 2020, these patents and applications include seven issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2020, these patents and applications include 91 issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2020, four patent applications pending in Brazil, Canada, China and Europe directed to composition of matter claims, pharmaceutical composition claims, composition for use in treatment claims, and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2021 and 2028, absent any available patent term adjustments or extensions.

T Cell Platform

Licensed Patents

We have exclusively licensed from OHSU 10 different patent families related to our T cell portfolio.

Seven of the 10 families collectively include, as of December 31, 2020, 11 issued patents in the United States, directed to composition of matter claims, method of treatment claims and process (methods of producing) claims. The 20-year term of the issued patents in these families is presently estimated to expire between 2031 and 2037, absent any available patent term adjustments or extensions. In addition, seven of the 10 families collectively include, as of December 31, 2020, 239 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czechia, Denmark, Germany, Estonia, Finland, France, Greece, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, North Macedonia, Malta, Monaco, Netherlands, Norway, New Zealand, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Tunisia, Turkey, Ukraine and the United Kingdom directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (methods of producing) claims. The 20-year term of the issued patents in these families is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

The 10 patent families also collectively include, as of December 31, 2020, eight patent applications in the United States, a pending PCT application and 90 patent applications in Algeria, ARIPO (Africa), Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Nigeria, OAPI (Africa), Panama, Peru, Singapore, South Africa, South Korea, Thailand and the Ukraine directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (methods of producing) claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2025 and 2040, absent any available patent term adjustments or extensions.

Patents Owned by Us

In addition, we own two patent families that include, as of December 31, 2020, two patent applications in the United States directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (method of producing) claims. The 20-year term of any patent issuing in these families is presently estimated to expire in 2041, absent any available patent term adjustments or extensions.

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

Small molecule drugs are subject to regulation under the Food, Drug, and Cosmetic Act, or FDCA, and biological products are additionally subject to regulation under the Public Health Service Act, or PHSA, and both are subject to additional federal, state, local and foreign statutes and regulations. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or trials or seek approval or licensure of our product candidates.

U.S. Biopharmaceuticals Regulation

The process required by the FDA before drug and biologic product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and animal trials performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;
•	approval by an independent institutional review board or ethics committee at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials in accordance with FDA’s Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of a drug candidate and safety, purity and potency of a proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a new drug application, or NDA, or BLA, as applicable, after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and of selected clinical investigation sites to assess compliance with GCPs; and

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent institutional review board for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the trial until completed. Regulatory authorities, the institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

For purposes of biopharmaceutical development, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The investigational product is initially introduced into patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 trials may be made a condition to approval of the application. Concurrent with clinical trials, companies may complete additional animal trials and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability trials must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research patients or patients are being exposed to an unacceptable health risk. Similarly, an institutional review board can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the institutional review board’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

NDA/BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical trials and clinical trials are submitted to the FDA as part of an NDA or BLA, as applicable, requesting approval to market the product for one or more indications. The application must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of an application requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. The FDA has sixty days from the applicant’s submission to either issue a refusal to file letter or accept the application for filing, indicating that it is sufficiently complete to permit substantive review.

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

After the FDA evaluates an application and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the application, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional clinical trials. The FDA may delay or refuse approval of an application if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the application with a risk evaluation and mitigation strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing trials.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Emergency Use Authorization

In emergency situations, such as a pandemic, the FDA has the authority to allow unapproved medical products or unapproved uses of cleared or approved medical products to be used to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by chemical, biological, radiological or nuclear warfare threat agents when there are no adequate, approved, and available alternatives.

Under this authority, the FDA may issue an EUA if the following four statutory criteria have been met: (1) a serious or life-threatening condition exists; (2) evidence of effectiveness exists; (3) a risk-benefit analysis shows that the benefits of the product outweigh the risks; and (4) no other alternatives exist for diagnosing, preventing or treating the disease or condition. The “may be effective” standard for EUAs requires a lower level of evidence than the “effectiveness” standard that FDA uses for product clearances or approvals in non-emergency situations. The FDA assesses the potential effectiveness of a possible EUA product on a case-by-case basis using a risk-benefit analysis. In determining whether the known and potential benefits of the product outweigh the known and potential risks, the FDA examines the totality of the scientific evidence to make an overall risk-benefit determination. Such evidence, which could arise from a variety of sources, may include (but is not limited to) results of domestic and foreign clinical trials, in vivo efficacy data from animal models, in vitro data, as well as the quality and quantity of the available evidence.

Once granted, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of the Department of Health and Human Services, or HHS, that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product.

The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market trials or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning or untitled letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;

•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

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

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical trials, animal trials and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

Drugs and biologics can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Federal and State Fraud and Abuse, and Transparency Laws and Regulations

In addition to strict FDA regulation of marketing of biopharmaceutical products, federal and state healthcare laws strictly regulate business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, and transparency laws and regulations, including, without limitation, those laws described below.

The U.S. federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The U.S. federal Anti-Kickback Statute has been interpreted to apply to, among others, arrangements between biopharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common arrangements and other activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

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

Federal civil and criminal false claims laws, including the federal civil False Claims Act, which can be enforced by individuals through civil whistleblower and qui tam actions, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. A number of biopharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing payments or other items of value to customers with the expectation that the customers would bill federal programs for their products or services. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

We may also be subject to state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, and state and local laws that require the registration of biopharmaceutical sales representatives.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, implementation of corporate compliance programs, and reporting of payments or transfers of value to healthcare professionals.

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

In the United States, the European Union, or EU, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of products, particularly for new and innovative products, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, biopharmaceutical coverage and reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for products. For example, federal and state governments reimburse products at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Similarly, because certain of our product candidates are physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic trials in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party payor reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates, if approved, or exclusion of our product candidates from coverage and reimbursement. The cost containment measures that third-party payors and providers are instituting and any healthcare reform could significantly reduce our revenue from the sale of any approved product candidates.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the biopharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

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

The ACA became law in March 2010 and substantially changed the way healthcare is financed by third-party payors, and significantly impacts the U.S. biopharmaceutical industry. Among other measures that may have an impact on our business, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the ACA extended manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expanded entities eligible for discounts under the Public Health Service Act. At this time, we are unsure of the full impact that the ACA will have on our business.

Since its enactment, there have been and remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA, and we expect such challenges and amendments to continue. Since January 2017, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain ACA provisions or otherwise circumvent requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by biopharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the United States Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from biopharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control biopharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These measures could reduce future demand for our products or put pressure on our pricing.

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

Further, some countries outside of the United States, including the EU member states, Switzerland and the United Kingdom, have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to process personal data, including health data from clinical trials and adverse event reporting. For additional information regarding the GDPR, see the section titled “Business—Government Regulation and Product Approval—Privacy Laws.”

Privacy Laws

We, and our service providers, receive, process, store and use personal information and other data about our clinical trial participants, employees, partners and others. We are subject to numerous domestic and foreign laws and regulations regarding privacy and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules.

At the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specific requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. HITECH, among other things, also increased the civil and criminal penalties that may be imposed for non-compliance with the law, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include significant civil monetary penalties and, in certain circumstances, criminal penalties and/or imprisonment.

Various states, such as California and Massachusetts, have implemented privacy laws and regulations similar to HIPAA, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

Additionally, the California Consumer Privacy Act, the CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, the CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. Furthermore, the interplay of federal laws—such as HIPAA—and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability.

Regulation of privacy, data protection and data security has also become more stringent in foreign jurisdictions. For example, the EU adopted the General Data Protection Regulation (EU) 2016/679, or the GDPR, which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, including, as applicable, contractual privacy, data protection, and data security commitments, expanded disclosures to data subjects about how their personal information is used, honoring individuals’ data protection rights, limitations on retention of personal information, additional requirements pertaining to sensitive information (such as health data) and pseudonymized (i.e., key-coded) data, data breach notification requirements, and higher standards for obtaining consent from data subjects. Penalties for non-compliance with the GDPR can be significant and include fines in the amount of the greater of €20 million or 4% of global turnover and restrictions or prohibitions on data processing, which could hinder our ability to do business in the EU, reduce demand for our services and adversely impact our business and results of operations. The GDPR also provides that EU member states may implement further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Assisting parties with whom we exchange personal data in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

Furthermore, European privacy, data protection, and data security laws, including the GDPR, generally restrict the transfer of personal information from the UK, EEA and Switzerland to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There is uncertainty as to how to implement such safeguards and how to conduct such transfers in compliance with the GDPR, and certain safeguards may not be available or applicable with respect to some or all of the personal information processing activities necessary to research, develop and market our products and services. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the European Union and the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner. The decision by the Court of Justice and the announcement by the Swiss Commissioner both raised questions about whether one of the primary alternatives to the Privacy Shield frameworks, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses, which impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid mechanism for personal information transfers to the United States and other countries, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may limit our ability to conduct clinical trials in Europe and collaborate with other entities subject to European data protection laws. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses. Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

In addition, it is unclear whether the transfer of personal information from the EU to the U.K. will continue to remain lawful under the GDPR in light of Brexit. Pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the EEA to the U.K. are not considered restricted transfers under the GDPR for a period of up to four months from January 1, 2021 with a potential two-month extension. However, unless the EU Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although U.K. privacy, data protection and data security laws are designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.

Compliance with U.S. and foreign privacy, data protection, and data security laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We may rely on others, such as health care providers, to obtain valid and appropriate consents from data subjects whose data we process. The failure of third parties to obtain consents that are valid under applicable law could result in our own non-compliance with privacy laws. Such failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

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

Human Capital Management

Employees

As of December 31, 2020, we had 327 full-time employees, 237 of whom were primarily engaged in research and development activities. Substantially all of our employees are located in San Francisco, California; Portland, Oregon; and Bellinzona, Switzerland. None of our employees are represented by a labor union and we consider our employee relations to be good.

As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to sustain operations as a public company.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our equity incentive plan is to attract, retain, and motivate our employees, non-employee directors, and consultants through the granting of stock-based compensation and performance cash awards.

Response to COVID-19

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

Our Corporate Information

We were incorporated under the laws of the State of Delaware on April 7, 2016. Our principal executive offices are located at 499 Illinois Street, Suite 500, San Francisco, California 94158, and our telephone number is (415) 906-4324. Our corporate website address is www.vir.bio. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only. We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors” section.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in April 2016, we have incurred significant net losses and have never generated any revenue from product sales. Our net loss was $298.7 million, $174.7 million and $115.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $667.2 million.

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

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies and trials in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase.

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

As of December 31, 2020, excluding restricted cash, we had cash, cash equivalents and short-term investments of $736.9 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2020 will fund our current operating plans through at least the next 12 months from the issuance date of our consolidated financial statements for the period ended December 31, 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

In response to the recent outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as VIR-7831 and VIR-7832. Our testing and development of these potential therapies is in early stages, and we may be unable to produce a therapy that successfully treats the virus in a timely manner, if at all. For example, we initiated a Phase 3 clinical trial in October 2020 for VIR-7831, for which we anticipate results for the primary endpoint in the first quarter of 2021.

We are also committing substantial financial resources, both internally and externally, and personnel to the development of a potential therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. In particular, our ability to develop an effective therapy will depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations and which will require significant additional funding.  Our current estimated aggregate commitments to GSK under the Samsung MSA and WuXi Biologics MSA for drug substance, drug product and raw material were approximately $370.0 million as of December 31, 2020, excluding the approximate “access fee” payable to Biogen. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” and “Business—Manufacturing—Manufacturing Agreements.”

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

In addition, another party may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy in a more timely manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. There are efforts by several public and private entities to develop a therapy for COVID-19, some of which are further along in the clinical development process than we are. For example, in December 2020, Pfizer Inc. and Moderna, Inc. received Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or the FDA, for their COVID-19 vaccines which have been proven to be 95% and 94% effective, respectively, in clinical trials. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that we will secure U.S. government funding or a broad enough manufacturing infrastructure, which may adversely impact our ability to commercialize a therapy for COVID-19. In addition, several organizations have already secured significant commitments from governments to purchase COVID-19 vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved.

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

We have only recently initiated clinical trials for four product candidates and have not obtained regulatory approval for any product candidate to date. We operate in a highly regulated field and it is possible that any product candidate we may seek to develop in the future will not obtain regulatory approval.

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

A core element of our business strategy is to expand our product candidate pipeline. Efforts to identify, acquire or in-license, and then develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our efforts may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development, approved products or commercial revenue for many reasons.

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

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. If we do not conduct clinical trials with a large enough patient sample size, we may not achieve statistically significant results or the same level of statistical significance, if any, that would have been possible to achieve in a larger trial.

As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval which could mean we will suffer setbacks. Any such setbacks could negatively impact our business, financial condition, results of operations and prospects.

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data is available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Clinical product development involves a lengthy and expensive process. We may incur additional costs and encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or other comparable regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals.. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Furthermore, our product candidates are based on certain innovative technology platforms, which makes it even more difficult to predict the time and cost of product candidate development and obtaining regulatory approval, particularly for our small interfering ribonucleic acid, or siRNA, and cytomegalovirus, or CMV, vector technologies. Relatively few siRNA product candidates have ever been tested in humans and to date very few have received regulatory approval. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.

As part of our T cell platform, our approach is to use human cytomegalovirus, or HCMV, as a vaccine vector to potentially treat and prevent pathogens refractory to current vaccine technologies because HCMV may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. Safety and toxicity trials for this technology have so far only been conducted in animal species, in which HCMV has limited ability to replicate. If our first clinical trial for VIR-1111 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidates and any other potential products based on HCMV-vector technology may be significantly limited or become impossible. Also, because our HCMV-vector technology is novel, regulatory agencies may lack experience with product candidates such as VIR-1111, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. In addition, our HCMV-vector technology utilizes live-attenuated, genetically-modified organisms for which the FDA, the European Medicines Agency, or the EMA, and other comparable foreign regulatory authorities and other public health authorities, such as the Centers for Disease Control and Prevention and hospitals involved in clinical trials, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing VIR-7831 and VIR-7832 for the treatment of COVID-19, VIR-2218 and VIR-3434 for the treatment of HBV, VIR-2482 for the prevention of influenza A, and VIR-1111 for the prevention of human immunodeficiency virus, or HIV. In particular, clinical trials for prophylaxes tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

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

We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates pursuant to which we license a number of technologies to form our technology platforms. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved.

We may in the future be required to make these payments, which could adversely affect our financial condition. In addition, we cannot be certain that we will achieve the results or benefits that justifies entering into these agreements. For additional information regarding these and other collaboration, license and grant agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements.”

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

•	disputes may arise between us and our strategic collaborators that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
•	strategic collaborators may experience financial difficulties;
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

We currently focus our product development on product candidates for the treatment and prevention of serious infectious diseases. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our product candidates. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of the diseases we are targeting. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be receptive to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. If the market opportunities for our product candidates are smaller than we estimate, it could have an adverse effect on our business, financial condition, results of operations and prospects.

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

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For additional information regarding our competitors, see the section titled “Business—Competition.”

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

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients, third-party payors and others in the medical community, we will not be able to generate significant revenue, which would compromise our ability to become profitable.

Even if we obtain regulatory approvals for our product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved BLA is required to comply with FDA rules and is subject to FDA review and periodic inspections, in addition to other potentially applicable federal and state laws, to ensure compliance with current good manufacturing practices, or cGMP, and adherence to commitments made in the BLA.

If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for any approved product will be subject to regulatory requirements and continuing regulatory review. Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines, among other actions. For details information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval.”

Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue.

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

We intend to seek approval to market our product candidates outside the United States, and may also do so for future product candidates. If we market approved products outside the United States, we expect that we will be subject to additional risks in commercialization.

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

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in the early testing and development stages.  VIR-7831, a SARS-CoV-2-neutralizing mAb, is currently in a Phase 3 clinical trial, and we anticipate initiating a Phase 1b/2a clinical trial for VIR-7832, also a SARS-CoV-2-neutralizing mAb, in the first quarter of 2021. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. If we are granted an EUA for one of our COVID-19 product candidates, we would be able to commercialize such candidate prior to FDA approval. Furthermore, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways, including if one of our COVID-19 product candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 product candidates under an EUA.

If any of our future small molecule product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such products, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book, see the section titled “—Risk Related to Our Intellectual Property— Patent terms may be inadequate to protect our competitive position on our product candidates or any products approved in the future for an adequate amount of time and additional competitors could enter the market with generic or biosimilar versions of such products.”.

Accordingly, if any of our future small molecule product candidates are approved, competitors could file ANDAs for generic versions of these products or 505(b)(2) NDAs that reference our products. If competitors are able to obtain marketing approval for generics referencing our small molecule product candidates, such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. For additional information regarding competition, see the section titled “Business—Competition.”

Any biologic, or large molecule, product candidates for which we intend to seek approval may face competition sooner than anticipated.

If we are successful in achieving regulatory approval to commercialize any biologic product candidate faster than our competitors, such product candidates may face competition from biosimilar products. In the United States, large molecule product candidates are regulated by the FDA as biologic products subject to approval under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. For additional information regarding biosimilars and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Biosimilars and Exclusivity.”

If competitors are able to obtain marketing approval for biosimilars referencing our large molecule product candidates, if approved, such products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. For additional information regarding competition, see the section titled “Business—Competition.”

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

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval.” Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For additional information regarding healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform.”

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018 announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.  While we have not started commercialization of drug candidates, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our drug products, the competitive position of our drug products, and import or export of raw materials used in our drug development, particularly with respect to raw materials that we import from China, including pursuant to our manufacturing arrangements with WuXi Biologics.  If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

If we fail to meet our obligations under these agreements, our licensors may have the right to terminate our licenses. If any of our license agreements are terminated, and we lose our intellectual property rights under such agreements, this may result in a complete termination of our product development and any commercialization efforts for the product candidates which we are developing under such agreements. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under such agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. We may also be subject to risks related to disputes between us and our licensors regarding the intellectual property subject to a license agreement.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future.

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

Patent terms may be inadequate to protect our competitive position on our product candidates or any products approved in the future for an adequate amount of time and additional competitors could enter the market with generic or biosimilar versions of such products.

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

Given the amount of time required for the development, testing and regulatory review of our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the normal expiration of the patent, provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application, or ANDA, filed with the FDA to obtain permission to sell a generic version of such product candidate. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit. For additional information regarding the Hatch-Waxman Act and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Hatch-Waxman Amendments and Exclusivity.”

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any of our owned or in-licensed patents are successfully challenged by litigation, the affected product could immediately face competition and its sales would likely decline rapidly. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates and have not yet begun the process of applying to register trademarks for our current or any future product candidates. Additionally, the process of obtaining trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable trademark applications at a reasonable cost or in a timely manner or obtain trademark protection in all jurisdictions that we consider to be important to our business. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary product name we propose to use with our current or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

The exercise by the Bill & Melinda Gates Foundation of its licenses to certain of our intellectual property and its development and commercialization of products that we are also developing and commercializing could have an adverse impact on our market position.

We entered into a letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in December 2016 in connection with the Bill & Melinda Gates Foundation’s investment in us through the purchase of $20.0 million of shares of our convertible preferred stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Letter Agreement with the Bill & Melinda Gates Foundation.”

If we fail to comply with (i) our obligations to use the proceeds of the Bill & Melinda Gates Foundation’s investment for the purposes described in the paragraph above and to not use such proceeds for specified prohibited uses, (ii) specified reporting requirements or (iii) specified applicable laws, or if we materially breach our specified global access commitments (any such failure or material breach, a Specified Default), we will be obligated to redeem or arrange for a third party to purchase all of our stock purchased by the Bill & Melinda Gates Foundation under the Gates Agreement, at the Bill & Melinda Gates Foundation’s request, at a price equal to the greater of (1) the original purchase price plus 5% compounding interest or (2) the fair market value as determined by an independent third-party, which amount may increase in the event of certain underwritten public offerings of our common stock or a sale of our company or all of our material assets relating to the Gates Agreement. Additionally, if a Specified Default occurs or if we are unable or unwilling to continue the HIV program, tuberculosis program or, if applicable, the mutually agreed additional program (except for scientific or technical reasons), or if we institute bankruptcy or insolvency proceedings, then the Bill & Melinda Gates Foundation will have the right to exercise a non-exclusive, fully-paid license (with the right to sublicense) under our intellectual property to the extent necessary to use, make and sell products arising from such programs, in each case solely to the extent necessary to benefit people in the developing countries in furtherance of the Bill & Melinda Gates Foundation’s charitable purpose.

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

For example, we acquired TomegaVax, Inc., or TomegaVax, in September 2016, Humabs BioMed SA, or Humabs, in August 2017, Agenovir Corporation, or Agenovir, in January 2018 and Statera Health, LLC, or Statera, in February 2018. Realizing the benefits of these acquisitions will depend upon the successful integration of the acquired technology into our existing and future product candidates. Furthermore, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not realize the anticipated benefits from any acquired business. We face many risks in connection with acquisitions and investments, whether or not consummated. A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may in the future be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our business, financial condition, results of operations and prospects.

In addition, in connection with our acquisitions of TomegaVax, Humabs and Agenovir, we are required to make future contingent payments upon the achievement of certain milestones. We may in the future be required to make these payments, which could adversely affect our financial condition. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Acquisition Agreements.”

Furthermore, acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition, results of operations and prospects may suffer. We cannot assure you that we will be successful in integrating the businesses or technologies we may acquire. The failure to successfully integrate these businesses could have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2020, we had 327 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel all within the context of the rapidly evolving global pandemic of COVID-19. We continue to closely monitor the COVID-19 situation and will evolve our expansion plans as needed. As a result of the global pandemic, the majority of our workforce has been working from home since March 2020. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. We have implemented plans to reopen our offices to allow employees to return when appropriate. Although these plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented, there is uncertainty regarding recent phased reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that have joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current outbreak of COVID-19 pandemic and future outbreaks of the disease.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current COVID-19 pandemic and any future outbreaks of the disease, which was declared by the World Health Organization as a global pandemic, and is resulting in travel restrictions, quarantines orders and other restrictions by governments to reduce the spread of the disease. As a result, a large part of our workforce has been working remotely since March 2020 and plans to fully reopen our offices have not yet been initiated. Our reopening plans, when implemented, will be consistent with local government requirements and their phased approach to reopening. The effects of the restrictions related to the COVID-19 pandemic and our work-from-home policies, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our CDMOs that we use to supply our early stage product candidates are located in China, where the COVID-19 outbreak was first reported and where there have been government-imposed quarantines. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the coronavirus outbreak in the region or other regions may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates.

In addition, our clinical trials have been affected by the ongoing COVID-19 pandemic. Site initiation and patient enrollment has been and may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been delayed or disrupted, which has adversely impacted our clinical trial operations. For example, the initiation of the Phase 2 trial for VIR-2482, which was delayed due to the impact of COVID-19, is now planned for the fourth quarter of 2021. Further delays to our trials may occur.

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

Our internal computer systems, or those of our collaborators, service providers or other contractors or consultants, may fail or suffer security breaches. Any of these events could result in the following: a significant disruption of our product development programs; an inability to operate our business effectively; unauthorized access to or disclosure of the personal information we process; and other adverse effects on our business, financial condition, results of operations and prospects.

Our internal computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other contractors or consultants are potentially vulnerable to malware, computer viruses, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. We have in the past experienced security breaches of our information technology systems. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and operations.

The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Furthermore, if a security breach were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, including but not limited to information related to any of our product candidates, we could incur liability, our competitive and reputational position could be harmed, and the further development and commercialization of our product candidates could be delayed.

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

For example, we have experienced phishing attacks in the past and we may be a target of phishing attacks or other cyber-attacks in the future. If a data security breach affects our or our service providers’ systems, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged or our operations, disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, if applicable. Such laws may include the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH. Under these laws specifically, notice of certain security breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, or the HHS, and for extensive breaches, to the media or state attorneys general. Such a notice could further harm our reputation and our ability to compete. Furthermore, a data security breach could result in fines, increased costs or loss of revenue and we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Additionally, federal, state and international laws and regulations, such as the HIPAA, HITECH, the California Consumer Privacy Act and General Data Protection Regulation (EU) 2016/679, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

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

We, and our service providers, receive, process, store and use personal information and other data about our clinical trial participants, employees, partners and others. We are subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We strive to comply with all applicable requirements and obligations; however new laws, policies, codes of conduct and legal obligations may arise, continue to evolve, be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and conflict with one another. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract or pursuant to our stated privacy or security policies or obligations to third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, operations and financial performance. With substantial uncertainty over the interpretation and application of these laws, regulations and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our efforts to do so. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval—Privacy Laws.”

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad and (iv) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2020, we had net operating loss carryforwards of $483.7 million for federal tax purposes and $216.8 million for state tax purposes. If not utilized, federal carryforwards will begin expiring in 2035 and state carryforwards will begin expiring in 2031. Our ability to use our federal and state net operating losses to offset potential future taxable income is dependent upon our generation of future taxable income before any expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

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

The Tax Act and the Coronavirus Aid, Relief and Economic Security Act include, among other things, changes to U.S. federal tax rates and the rules governing NOL carryforwards. For example, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after January 1, 2021. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward periods, as well as the new limitation on use of NOLs may impact our ability to utilize our NOLs to offset taxable income in the future. Because we have been generating taxable losses since inception, we do not expect any changes resulting from the new NOL provision to the current tax benefit and valuation allowance.

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

The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, through January 31, 2021, the closing price of our stock ranged from $11.83 per share to $83.07 per share. In addition, since we announced our pursuit for a potential therapy for COVID-19 in 2020, our stock has experienced pronounced and extended periods of volatility. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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

In addition, public statements by us, government agencies, the media or others relating to the ongoing COVID-19 pandemic (including regarding our and others’ efforts to develop COVID-19 therapies) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the COVID-19 pandemic, information in the public arena on this topic, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price. Information related to our development, manufacturing, regulatory and commercialization efforts with respect to VIR-7831 and VIR-7832, or information regarding such efforts by competitors with respect to their potential therapies, may meaningfully impact our stock price.

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

We have incurred and we will continue incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and we will continue to incur significant legal, accounting, investor relations and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, pursuant to which the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over time, however, we are no longer an emerging growth company as of December 31, 2020 and expect to incur additional compliance-related expenses as a result.

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

As a public company, we may also be subject to more stringent state law requirements, such as California Senator Bill 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors, and California Assembly Bill 979, which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” We are currently compliant with the requirements, but there are no assurances that we will be compliant in the future. which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” If we fail to comply with either Senator Bill 826 or Assembly Bill 979, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 for each subsequent violation, and our reputation may be adversely affected.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We were previously not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting while we were an emerging growth company. However, we are no longer an emerging growth company as of December 31, 2020. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. For a summary of these provisions, see the section titled “Anti-Takeover Provisions of Delaware Law and Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws—Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws” in Exhibit 4.4 Description of Capital Stock filed as part of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California, where we lease approximately 183,027 square feet of office, research and development, engineering, and laboratory space pursuant to three lease agreements. The first one commenced on April 1, 2017 and expires on August 31, 2024, with an option to extend for five years. The second one commenced on July 1, 2019 and expires on July 31, 2021, with an option to extend up to one year. The third one commenced on December 24, 2020 and expires on August 30, 2033, with no option to extend. We also have several other locations, including a location in Portland, Oregon, where we lease approximately 3,862 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement which commenced on June 15, 2015 and expires on April 30, 2021; and a location in Bellinzona, Switzerland, where we lease approximately 12,500 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement which commenced on January 1, 2019 and expires on December 31, 2028, with an option to extend for five years. We also have offices located in Boston, Massachusetts, San Diego, California and St. Louis, Missouri. We believe that our existing facilities are adequate for our near-term needs, but expect to need additional space as we grow, and we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “VIR” since October 11, 2019. Prior to that date, there was no public trading market for our common stock. As a result, we have not set forth information with respect to the high and low prices of our common stock for any full fiscal quarter within the two most recent fiscal years. The high and low closing sales price of our common stock for the period from October 11, 2019 to December 31, 2020 was $75.00 and $11.65, respectively.

On February 22, 2021, the closing sale price of our common stock was $68.77.

Holders of Record

As of February 22, 2021, there were approximately 157 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 11, 2019 (the first day of trading of our common stock), through December 31, 2020 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	VIR	Nasdaq Composite Index	Nasdaq Biotechnology Index
10/11/2019	$100.00	$100.00	$100.00
10/31/2019	$100.57	$102.92	$106.95
12/31/2019	$89.69	$111.36	$120.19
3/31/2020	$244.44	$95.57	$107.67
6/30/2020	$292.23	$124.84	$136.40
9/30/2020	$244.86	$138.61	$135.11
12/31/2020	$191.01	$159.96	$151.06

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

On July 10, 2020, we issued and sold 8,214,285 shares of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-239689) and a registration statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (File No. 333-239747) (collectively, the “Registration Statements”). The Registration Statements became effective on July 7, 2020. The price of the shares sold in the follow-on offering was $42.00 per share and we received total gross proceeds from the offering of approximately $345.0 million. After deducting underwriting discounts and commissions of $20.7 million and offering expenses of $1.1 million, the net proceeds were $323.2 million.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 11, 2019, pursuant to Rule 424(b)(4), and from our follow-on offering as described in our S-1 filed with the SEC on July 6, 2020, pursuant to Rule 462(b). We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2017 and consolidated balance sheet data as of December 31,

2018 and 2017 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results of any prior periods are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2020	2019	2018	2017
	(in thousands, except share and per share data)
Revenue:
Grant revenue	$9,123	$7,380	$9,800	$2,559
License revenue from a related party	22,747	—	—	—
Contract revenue	44,498	711	868	149
Total revenue	76,368	8,091	10,668	2,708
Operating expenses:
Research and development	302,411	148,472	100,229	62,512
General and administrative	70,937	37,598	29,131	21,693
Total operating expenses	373,348	186,070	129,360	84,205
Loss from operations	(296,980)	(177,979)	(118,692)	(81,497)
Other income (expense):
Interest income	2,836	8,511	2,540	638
Other income (expense), net	(4,467)	(5,061)	(212)	83
Total other income (expense)	(1,631)	3,450	2,328	721
Loss before (provision for) benefit from income taxes	(298,611)	(174,529)	(116,364)	(80,776)
(Provision for) benefit from income taxes	(54)	(154)	480	10,924
Net loss	$(298,665)	$(174,683)	$(115,884)	$(69,852)
Net loss per share, basic and diluted(1)	$(2.51)	$(5.76)	$(15.12)	$(32.45)
Weighted-average shares outstanding, basic and diluted(1)	119,159,424	30,349,920	7,666,463	2,152,273

(1)

See Notes 2 and 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares outstanding used in the computation of the per share amounts.

Consolidated Balance Sheet Data:

	As of December 31,
	2020	2019	2018	2017
	(in thousands)
Cash, cash equivalents and short-term investments	$736,861	$383,436	$98,443	$187,918
Long-term investments	—	24,290	—	—
Working capital	673,301	343,789	77,875	179,912
Total assets	918,761	512,071	191,596	251,566
Convertible preferred stock warrant liability	—	—	1,024	929
Convertible preferred stock	—	—	309,137	292,525
Accumulated deficit	(667,184)	(368,519)	(193,836)	(77,952)
Total stockholders’ equity (deficit)	716,852	423,942	(179,177)	(68,916)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and notes and other financial information included elsewhere in this Annual Report on Form 10-K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company”, “Vir,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.

Our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2020 and 2019, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2018 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2019 and 2018, are located in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 26, 2020.

Overview

We are a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are among the leading causes of death worldwide and can cause trillions of dollars of direct and indirect economic burden each year – as evidenced by the current coronavirus disease 2019, or COVID-19 pandemic. We believe that now is the time to apply the recent and remarkable advances in immunology to combat current and prepare for potential future infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.

Our current development pipeline consists of product candidates targeting COVID-19, hepatitis B virus, or HBV, influenza A virus, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases and product development. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

COVID-19

•

VIR-7831, a severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, -neutralizing monoclonal antibody, or mAb, started the lead-in phase of a Phase 2/3 trial named COVID-19 Monoclonal antibody Efficacy Trial - Intent to Care Early, or COMET-ICE, in August 2020 for the treatment of adults at high risk of hospitalization or death from COVID-19. In October 2020, the trial continued into Phase 3 based on a positive evaluation of the safety and tolerability data from the Phase 2 lead-in. Results for the primary endpoint of COMET-ICE are expected in the first quarter of 2021, and if positive, will be used to seek Emergency Use Authorization from the Food and Drug Administration and ultimately approval through the submission of a biologics license application. In December 2020, we initiated a Phase 3 trial named Therapeutics for Inpatients with COVID-19, or TICO, of VIR-7831 for the treatment of hospitalized adults with COVID-19 as part of a new sub-trial of the National Institutes of Health’s Accelerating COVID-19 Therapeutic Interventions and Vaccines, or ACTIV, Program, specifically ACTIV-3. An evaluation of the benefit/risk profile of VIR-7831 is expected in the first quarter of 2021 and will determine if VIR-7831 continues in the next part of the ACTIV-3 trial. In January 2021, we initiated a Phase 2 combination trial of VIR-7831 and bamlanivimab (LY-CoV555) for the treatment of mild to moderate COVID-19 in low-risk adults as part of Eli Lilly and Company’s BLAZE-4 trial. Initial results for this arm of the BLAZE-4 trial are expected in the first half of 2021. In February 2021, we initiated COMET-Patient SafEty, TolerAbility, PharmacoKinetics, or COMET-PEAK, a Phase 2 trial evaluating an intramuscular, or IM, formulation of VIR-7831 in low-risk adults with mild to moderate COVID-19. In the second quarter of 2021, we plan to initiate two additional IM trials of VIR-7831.

•

VIR-7832, a vaccinal SARS-CoV-2-neutralizing mAb, is anticipated to initiate a Phase 1b/2a trial in the first quarter of 2021 for the treatment of adults with mild to moderate COVID-19 at high risk of hospitalization as part of the U.K.-based and National Health Service supported AGILE initiative.

HBV

•

VIR-2218, an HBV-targeting siRNA, is currently in a Phase 2 clinical trial. Initial Phase 2 data have demonstrated substantial, durable, and dose dependent reduction of hepatitis B virus surface antigen, and VIR-2218 has been generally well-tolerated. In July 2020, we initiated a Phase 2 combination clinical trial of VIR-2218 with pegylated interferon-alpha, an approved immune modulatory agent, and anticipate initial clinical data in the second quarter of 2021.

•

VIR-3434, an HBV-neutralizing mAb, is currently in a Phase 1 clinical trial. We anticipate additional clinical data from our Phase 1 trial in the second quarter of 2021. We also expect to initiate a Phase 2 clinical trial of VIR-3434 in combination with VIR-2218 in the second half of 2021.

Influenza A virus

•

VIR-2482, a mAb designed for the prevention of influenza A, is currently in a Phase 1/2 clinical trial and has been generally well-tolerated. Initiation of the Phase 2 trial for VIR-2482, which was delayed due to the impact of COVID-19, is now planned for the fourth quarter of 2021 with proof-of-concept results anticipated in the first half of 2022.

HIV

•	VIR-1111, an HIV T cell vaccine based on human cytomegalovirus, or HCMV, is currently in a Phase 1 trial. We anticipate initial clinical data for VIR-1111 in the second half of 2021.

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials.

Prior to our initial public offering, or IPO, we funded our operations primarily from the issuance and sale of convertible preferred stock, and to a lesser extent from revenue from grant agreements with government-sponsored and private organizations, as well as research and development services. In October 2019, we completed our IPO pursuant to which we received net proceeds of $126.4 million, after deducting underwriting discounts, commissions and offering expenses. In July 2020, we completed a follow-on offering of our common stock and issued 8,214,285 shares of our common stock for net proceeds of $323.2 million, after deducting underwriting discounts, commissions and offering expenses. As of December 31, 2020, we had $736.9 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2020 will enable us to fund our operations through at least the next 12 months from the issuance date of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our net losses were $298.7 million, $174.7 million and $115.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $667.2 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net operating losses for at least the next several years. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal chemistry, manufacturing and control, or CMC, capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early stage product candidates in the near-term. We have completed our internal capacity build in process development, analytical development, quality, manufacturing and supply chain. Specifically, our San Francisco, California and Portland, Oregon facilities include laboratories that support process development, production of HCMV research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 and Phase 2 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for our COVID-19 program, we and our partner GSK have executed manufacturing agreements with large-scale CDMOs to support future scale-up and capacity, particularly for potential commercialization.

COVID-19 Activities

Since February 2020, we have entered into a number of collaboration agreements to accelerate the development, manufacture, and potential commercialization of therapies to treat and prevent COVID-19 and other coronaviruses. We have also made substantial efforts to protect our intellectual property in this area, as evidenced by the expansion of our patent portfolio.

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

•

In March and April 2020, we entered into two further amendments to our collaboration and license agreement with Alnylam Pharmaceuticals, Inc., or the Alnylam Agreement, to expand our existing collaboration of five infectious disease targets to nine, including one targeting SARS-CoV-2 and potentially other coronaviruses, and up to three targeting human host factors for SARS-CoV-2. In December 2020, we entered into a letter agreement with Alnylam to modify certain funding and governance provisions in connection with RNAi programs directed to certain specified targets directed to coronaviruses, including VIR-2703, and to modify certain rights of each party with respect to products arising from such programs.

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

COVID-19 Business Update

With the global spread of the current COVID-19 pandemic, we have implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. As a result of these developments, in March 2020, we implemented work-from-home policies for most of our employees. We have also implemented plans to reopen our offices to allow employees to return when appropriate. Although these plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented, there is uncertainty regarding recent phased reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing of clinical trial supply. For some of our clinical development programs, we are experiencing, and may continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients. For example, the initiation of the Phase 2 trial for VIR-2482, which was delayed due to the impact of COVID-19, is now planned for the fourth quarter of 2021. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

Our Collaboration, License and Grant Agreements

We have entered into collaboration, license and grant arrangements with various third parties. For details regarding these and other agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” and Note 6—Grant Agreements and Note 7—Collaboration and License Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses for personnel in executive, finance and other administrative functions, facilities and other allocated expenses, and other expenses for outside professional services, including legal, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation.

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

Other Income (Expense), Net

Other income (expense), net consists of gains and losses from foreign currency transactions and the remeasurement of contingent consideration related to our acquisition of TomegaVax, Inc., or TomegaVax, and convertible preferred stock warrant liability prior to the IPO. Upon completion of our IPO, the outstanding warrant to purchase shares of our Series A-1 convertible preferred stock automatically converted into a warrant to purchase shares of common stock and therefore, was no longer subject to remeasurement each period.

Provision for Income Taxes

Provision for income taxes consisted of immaterial international income tax.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Revenue:
Grant revenue	$9,123	$7,380	$1,743
License revenue from a related party	22,747	—	22,747
Contract revenue	44,498	711	43,787
Total revenue	76,368	8,091	68,277
Operating expenses:
Research and development	302,411	148,472	153,939
General and administrative	70,937	37,598	33,339
Total operating expenses	373,348	186,070	187,278
Loss from operations	(296,980)	(177,979)	(119,001)
Other income (expense):
Interest income	2,836	8,511	(5,675)
Other expense, net	(4,467)	(5,061)	594
Total other income (expense)	(1,631)	3,450	(5,081)
Loss before provision for income taxes	(298,611)	(174,529)	(124,082)
Provision for income taxes	(54)	(154)	100
Net loss	$(298,665)	$(174,683)	$(123,982)

Revenue

Total revenue was $76.4 million and $8.1 million for the years ended December 31, 2020 and 2019, respectively. The increase in total revenue was primarily due to $43.3 million of revenue related to the license granted to GSK under our collaboration agreement, and $22.7 million of revenue related to Brii Biosciences Offshore Limited’s, or Brii Bio’s, exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in the China territory.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$110,378	$35,483	$74,895
Personnel	69,624	44,675	24,949
Contract manufacturing	36,985	18,227	18,758
Clinical costs	29,660	8,629	21,031
Other	55,764	41,458	14,306
Total research and development expenses	$302,411	$148,472	$153,939

Research and development expenses were $302.4 million and $148.5 million for the years ended December 31, 2020 and 2019, respectively. This increase was primarily due to the following factors:

•

licenses, collaborations and contingent consideration expenses increased by $74.9 million, which was primarily attributable to increases of $28.7 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, $25.4 million of costs pursuant to our collaboration with GSK, $19.3 million on achievement of the first development milestone related to our Alnylam Agreement, and $10.0 million payment to Alnylam resulting from Brii Bio's exercise of its option for VIR-2218, partially offset by a $5.0 million milestone achieved in 2019 under our 2018 MedImmune Agreement and $2.8 million decrease in costs incurred under our Alnylam Agreement;

•	personnel-related expenses increased by $24.9 million, which was primarily attributable to an increase in our headcount;
•	clinical costs increased by $21.0 million, which was primarily attributable to activities related to our VIR-7831, VIR-2218 and VIR-3434 clinical trials;
•

contract manufacturing expense increased by $18.8 million, which was primarily attributable to an increase of $30.2 million related to initiation of manufacturing activities and process development for our COVID-19 programs, partially offset by a decrease of $11.3 million related to the manufacturing for HBV, HIV and influenza A drug products completed in 2019; and

•

other research and development expenses increased by $14.3 million, which was primarily attributable to increases of $5.4 million in external research costs due to increased clinical and manufacturing activities, $4.6 million in the allocation of facilities and other costs due to an increase in our headcount, and $4.3 million in supplies and equipment costs to support our programs related to COVID-19.

General and Administrative Expenses

General and administrative expenses were $70.9 million and $37.6 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily due to an increase in personnel-related expenses related to additional headcount, legal fees, external consulting and other expenses due to costs associated with operating as a public company, including additional compliance-related expenses as a result of no longer being an emerging growth company.

Interest Income

Interest income were $2.8 million and $8.5 million for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to lower interest rates and accretion income on investment balances in 2020 compared to 2019.

Other Expense, Net

Other expense, net were $4.5 million and $5.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to the $2.0 million final revaluation of the convertible preferred stock warrant liability prior to the IPO, partially offset by an increase of $1.4 million in the fair value of the contingent consideration related to the TomegaVax acquisition.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

As of December 31, 2020, we had $736.9 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $667.2 million. We have financed our operations primarily through sales of our common stock and convertible preferred securities and payments received under our grant and collaboration agreements.

On October 10, 2019, our registration statement on Form S-1 was declared effective by the SEC and our shares began trading on The Nasdaq Global Select Market on October 11, 2019. We sold an aggregate of 7,142,858 shares of our common stock at an initial offering price of $20.00 per share. As a result of the IPO, we received $126.4 million in net proceeds, after deducting underwriting discounts and commissions of approximately $10.0 million and offering expenses of approximately $6.4 million. In April 2020, we issued 6,626,027 shares of our common stock to Glaxo Group Limited (an affiliate of GSK) at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. In July 2020, we completed a follow-on offering of our common stock and issued 8,214,285 shares of our common stock for net proceeds of $323.2 million, after deducting underwriting discounts, commissions and offering expenses. In November 2020, we also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of December 31, 2020, no shares have been issued under the Sales Agreement.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2020 will enable us to fund our operations through at least the next 12 months from the issuance date of the consolidated financial statements included elsewhere in this Form 10-K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	any expenses needed to attract, hire and retain skilled personnel;
•	the costs of operating as a public company; and
•	the extent to which we acquire or in-license other companies’ product candidates and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(190,941)	$(129,632)
Investing activities	(9,862)	(256,158)
Financing activities	529,474	449,244
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$328,671	$63,454

Operating Activities

During the year ended December 31, 2020, net cash used in operating activities was $190.9 million. This consisted primarily of a net loss of $298.7 million and payments on contingent consideration of $15.8 million related to the milestones achieved related to our Humabs acquisition, partially offset by a decrease in our net operating assets of $29.5 million and non-cash charges of $94.0 million. The change in our net operating assets of $29.5 million was primarily due to an increase in accrued liabilities and other long-term liabilities by $46.6 million, which was partially offset by a decrease in deferred revenue of $7.0 million related to revenue recognized from the Bill & Melinda Gates Foundation grants, a decrease in operating lease liabilities of $3.7 million due to lease payments, and an increase of $4.5 million in prepaid expenses and other current assets primarily related to prepayment of clinical trial cost for our research and development activities. The non-cash charges of $94.0 million primarily consisted of $38.4 million for revaluation of contingent consideration related to our Humabs acquisition, $16.8 million for the change in fair value of the derivative liability under the Alnylam Agreement, $27.6 million for stock-based compensation expense, and $4.4 million for depreciation and amortization.

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

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $9.9 million. This consisted primarily of purchases of investments of $403.8 million and purchases of property and equipment of $6.5 million, partially offset by $400.3 million in proceeds received from investments which matured during the period.

During the year ended December 31, 2019, net cash used in investing activities was $256.2 million. This consisted of purchases of short and long-term investments of $643.9 million and purchases of property and equipment of $8.9 million, partially offset by $396.7 million in proceeds received from investments which matured during the period.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $529.5 million. This consisted primarily of proceeds received from the issuance of our common stock to GSK of $206.7 million in April 2020, the issuance of our common stock related to our follow-on offering of $323.2 million and from exercises of stock options of $4.1 million, partially offset by payments of contingent consideration related to our Humabs acquisition of $4.2 million.

During the year ended December 31, 2019, net cash provided in financing activities was $449.2 million. This consisted primarily of net proceeds received from the issuance of our Series B convertible preferred stock of $317.3 million in January 2019, issuance of common stock upon completion of our IPO of $126.4 million in October 2019, repayment of promissory notes of $3.3 million, and financing lease obligation of $1.2 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$6,247	$21,124	$18,630	$67,503	$113,504
Financing lease obligation	265	270	275	169	979
Total	$6,512	$21,394	$18,905	$67,672	$114,483

Under our collaboration, license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. We have not included any such milestone or royalty payments in the above table. In addition, our commitments to GSK under the Samsung MSA and WuXi Biologics MSA for drug substance, drug product and raw material were approximately $370.0 million as of December 31, 2020, excluding the approximate “access fee” payable to Biogen. We have not included any such commitments in the above table. For additional information regarding these agreements, including our payment obligations thereunder, see the sections titled “Business—Our Collaboration, License and Grant Agreements,” “Business—Manufacturing—Manufacturing Agreements” and “Business—Our Acquisition Agreements,” as well as Note 4—Acquisitions and Note 7—Collaboration and License Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We enter into agreements in the normal course of business with contract manufacturing organizations and contract research organizations for clinical trials, preclinical studies, manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are also not included in the table above.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC. Brii Biosciences Limited, or Brii Bio Parent, and its wholly owned subsidiary Brii Bio, are variable interest entities due to their reliance on future financing and insufficient equity at risk. However, we do not have the power to direct activities which most significantly impact the economic success of these entities and are not the primary beneficiary, and therefore we do not consolidate Brii Bio Parent or Brii Bio.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The critical accounting policies, estimates and judgments that we believe to have the most significant impacts to our consolidated financial statements are described below.

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

Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. These agreements may include the following types of consideration: non-refundable upfront payments, reimbursement for research services, research, development or regulatory milestone payments, and royalty and commercial sales milestone payments.

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

Research and Development Expenses

We expense all research and development costs in the periods in which they are incurred. We estimate preclinical and clinical expenses based on the services performed, pursuant to contracts with third parties that conduct and manage preclinical studies and clinical trials, research services, and clinical manufacturing services on our behalf. When billing terms under these contracts do not coincide with the timing of when the work is performed, we are required to make estimates of our outstanding obligations to those third parties as of period end. Our accrual estimates are based on a number of factors, including our knowledge of the research and development programs and clinical manufacturing activities, status of the programs and activities, invoicing to date, and the provisions in the contracts. We obtain information regarding unbilled services directly from these service providers and perform procedures to support our estimates based on our internal understanding of the services provided to date. However, we may also be required to estimate these services based on information available to our internal clinical and manufacturing administrative staff if such information is not able to be obtained timely from our service providers. We record the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued and other liabilities in the consolidated balance sheets. The status and timing of actual services performed may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

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

Contingent Consideration and Embedded Derivatives

Contingent consideration related to business combinations and obligations required to be accounted for as embedded derivative financial instruments under Topic ASC 815, Derivatives and Hedging, are considered to be Level 3 instruments that are initially measured at their estimated fair values on the transaction date and subsequently remeasured with changes recorded in the consolidated statement of operations each subsequent reporting period.

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

The estimated fair value of the contingent consideration related to our acquisition of TomegaVax was determined based on a Monte Carlo simulation model that includes significant estimates and assumptions pertaining to probability and timing to achieve the required share price of our common stock, expected volatility and discount rate. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument.

The estimated fair value of the embedded derivative related to our Alnylam Agreement was determined based on estimates and assumptions over the likelihood and timing to achieve the specified development milestone. Significant changes in the probabilities of the likelihood and timing to achieve the milestones would result in a significantly higher or lower fair value measurement. We remeasured and reclassified the derivative liability to additional paid-in capital upon achievement of the milestone and settlement of the liability in 2020. As such, the derivative liability is no longer outstanding as of December 31, 2020.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•

Fair Value of Common Stock—For all periods prior to the IPO, because there was no public market of our common stock, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, input from management, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities

Issued as Compensation, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. Following the closing of our IPO, our board of directors determined the fair market value of our common stock based on its closing price as reported on The Nasdaq Global Select Market on the date of grant.

•

Expected Term—The expected term represents the period that the options granted are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options.

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

See Note 13—Stock-Based Awards to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2020, 2019, and 2018. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $451.5 million as of December 31, 2020, which consisted of money market funds. We also had short-term investments of $300.3 million as of December 31, 2020. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2020.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Annual Report on Form 10-K, we are exposed to foreign currency risk related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the consolidated statements of operations and were not material for the years ended December 31, 2020, 2019 and 2018.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vir Biotechnology, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, effective January 1, 2020, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of Humabs Biomed SA (“Humabs”) contingent consideration
Description of the Matter

As described in Notes 3 and 4 to the consolidated financial statements, the Company has $29.2 million of contingent consideration liability recorded at December 31, 2020, representing the estimated fair value of amounts contingently payable to the former shareholders of Humabs Biomed SA (“Humabs”) upon the achievement of certain clinical, regulatory and commercial milestones. Auditing the fair value of the contingent consideration required significant judgment due to the complex valuation methodologies and subjective assumptions used by management. In particular, the estimated fair value of the milestones involved the use of discounted cash flow and Monte Carlo simulation models. These models used subjective assumptions such as probability and timing of achieving the milestones, discount and volatility rates, projected patient populations and anticipated market share and product pricing.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the fair value of contingent consideration. Our procedures included evaluating management’s controls over selecting appropriate valuation methodologies, determining and assessing subjective assumptions as identified above, and verifying the completeness and accuracy of underlying data used in the estimates.

To test the estimated fair value of the contingent consideration, our audit procedures, among others, included evaluating the Company’s use of appropriate valuation methodologies and subjective assumptions with the assistance of a valuation specialist, performing sensitivity analyses to determine which assumptions had significant impact on the overall determination of fair value, and testing the completeness and accuracy of the underlying data used to develop the significant assumptions. Our audit procedures over the most significant assumptions included comparing the assumptions to current industry developments, market and economic trends and to historical assumptions used by the Company. For example, we evaluated the probability and anticipated timing of achieving certain milestones by considering the phase of development of the clinical programs and relevant third-party data regarding clinical trial success rates.

Initial accounting for Stock Purchase Agreement with Glaxo Group Limited and Definitive Collaboration Agreement with Glaxo Wellcome UK Limited and Beecham S.A. (collectively “GSK Agreement”)
Description of the Matter

As discussed in Note 7 to the consolidated financial statements, the Company entered into a Stock Purchase Agreement and a Definitive Collaboration Agreement with certain affiliates of Glaxo Wellcome UK Limited (“GSK”), collectively referred to as the “GSK Agreement”. Auditing management’s initial application of the relevant US GAAP guidance under Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers, ASC 808, Collaborative Arrangements, and ASC 820, Fair Value Measurement, related to the GSK Agreement, was especially challenging due to the complex nature of its terms and conditions. In particular, determining the transaction price and the distinct performance obligations with a customer was judgmental. Furthermore, the shares sold to GSK included a marketability restriction, which required the Company to estimate a discount for the lack of marketability to determine the fair value of the shares. The Company concluded that the shares were sold at a premium that was considered to be additional consideration applied to the distinct performance obligations with a customer.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the terms and conditions of the GSK Agreement and consideration of the appropriate accounting guidance in determining the appropriate conclusions. We also tested controls over management’s process to determine the transaction price, the distinct performance obligations and apply an appropriate discount for the lack of marketability to estimate the fair value of the shares sold to GSK.

To test the Company’s initial application of the accounting guidance to the GSK Agreement, we performed audit procedures that included, among others, reviewing the related contracts, obtaining direct confirmation of contract terms and conditions with GSK and assessing management’s application of the appropriate accounting guidance in their evaluation. Our procedures included evaluating management’s determination of the transaction price and identification of distinct performance obligations with a customer. We also involved a valuation specialist to test the Company’s calculation of the discount for the lack of marketability associated with the shares sold to GSK and assessed management’s conclusion to the inclusion of the resulting premium paid on the shares as additional consideration. Our procedures also included evaluating alternative views and any contrary or corroborative evidence associated with management’s evaluation, and discussions with executive management as to the underlying business objectives of the GSK Agreement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Redwood City, California

February 25, 2021

VIR BIOTECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$436,575	$109,335
Short-term investments	300,286	274,101
Restricted cash and cash equivalents, current	7,993	6,181
Prepaid expenses and other current assets	27,511	13,378
Total current assets	772,365	402,995
Intangible assets, net	33,820	35,694
Goodwill	16,937	16,937
Property and equipment, net	17,946	16,308
Operating right-of-use assets	61,947	—
Restricted cash and cash equivalents, noncurrent	6,919	7,300
Long-term investments	—	24,290
Other assets	8,827	8,547
TOTAL ASSETS	$918,761	$512,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,077	$5,881
Accrued and other liabilities	76,936	26,495
Deferred revenue, current portion	6,451	6,181
Contingent consideration, current portion	10,600	8,200
Derivative liability	—	12,449
Total current liabilities	99,064	59,206
Deferred revenue, noncurrent	3,815	12,670
Operating lease liabilities, noncurrent	66,556	—
Contingent consideration, noncurrent	25,374	9,380
Deferred tax liability	3,253	3,305
Other long-term liabilities	3,847	3,568
TOTAL LIABILITIES	201,909	88,129
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2020 and 2019, respectively; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 127,416,740 and 107,648,925 shares issued and outstanding as of December 31, 2020 and 2019, respectively	13	11
Additional paid-in capital	1,385,301	793,051
Accumulated other comprehensive loss	(1,278)	(601)
Accumulated deficit	(667,184)	(368,519)
TOTAL STOCKHOLDERS’ EQUITY	716,852	423,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$918,761	$512,071

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Grant revenue	$9,123	$7,380	$9,800
License revenue from a related party	22,747	—	—
Contract revenue	44,498	711	868
Total revenue	76,368	8,091	10,668
Operating expenses:
Research and development	302,411	148,472	100,229
General and administrative	70,937	37,598	29,131
Total operating expenses	373,348	186,070	129,360
Loss from operations	(296,980)	(177,979)	(118,692)
Other income (expense):
Interest income	2,836	8,511	2,540
Other expense, net	(4,467)	(5,061)	(212)
Total other income (expense)	(1,631)	3,450	2,328
Loss before (provision for) benefit from income taxes	(298,611)	(174,529)	(116,364)
(Provision for) benefit from income taxes	(54)	(154)	480
Net loss	$(298,665)	$(174,683)	$(115,884)
Net loss per share, basic and diluted	$(2.51)	$(5.76)	$(15.12)
Weighted-average shares outstanding, basic and diluted	119,159,424	30,349,920	7,666,463

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(298,665)	$(174,683)	$(115,884)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(50)	149	(14)
Amortization of actuarial loss	23	—	—
Adjustment to projected benefit obligations, net of tax	(650)	(736)	—
Other comprehensive loss	(677)	(587)	(14)
Comprehensive loss	$(299,342)	$(175,270)	$(115,898)

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	65,944,430	$292,525	6,210,325	$1	$9,035	$—	$(77,952)	$(68,916)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $232	3,222,220	14,269	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock as consideration in asset acquisition	743,870	2,343	—	—	—	—	—	—
Vesting of restricted common stock	—	—	2,247,673	—	—	—	—	—
Exercise of stock options			400,801		584			584
Stock-based compensation	—	—	—	—	5,053	—	—	5,053
Other comprehensive loss						(14)		(14)
Net loss	—	—	—	—	—	—	(115,884)	(115,884)
Balance at December 31, 2018	69,910,520	309,137	8,858,799	1	14,672	(14)	(193,836)	(179,177)
Issuance of Series B convertible preferred stock, net of issuance costs of $165	18,202,213	327,475	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(88,112,733)	(636,612)	88,112,733	9	636,603	—	—	636,612
Issuance of common stock in connection with initial public offering, net of offering costs of $16,446	—	—	7,142,858	1	126,410	—	—	126,411
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	3,073	—	—	3,073
Settlement of fractional shares from reverse stock split	—	—	—	—	(3)	—	—	(3)
Issuance of common stock in connection with a license agreement	—	—	38,888	—	617	—	—	617
Repayment of promissory notes, net of unvested shares	—	—	1,390,925	—	1,355	—	—	1,355
Vesting of restricted common stock	—	—	1,348,297	—	476	—	—	476
Exercise of stock options	—	—	756,425	—	1,129	—	—	1,129
Stock-based compensation	—	—	—	—	8,719	—	—	8,719
Other comprehensive loss	—	—	—	—	—	(587)	—	(587)
Net loss	—	—	—	—	—	—	(174,683)	(174,683)
Balance at December 31, 2019	—	—	107,648,925	11	793,051	(601)	(368,519)	423,942
Reclassification of derivative liability to addition paid-in-capital	—	—	—	—	29,245	—	—	29,245
Issuance of common stock in connection with the achievement of a milestone	—	—	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	—	—	6,626,027	1	206,698	—	—	206,699
Issuance of common stock for cashless exercise of warrants	—	—	211,774	—	—	—	—	—
Issuance of common stock in connection with a follow-on offering, net of issuance costs of $21,786	—	—	8,214,285	1	323,213	—	—	323,214
Vesting of restricted common stock	—	—	1,986,250	—	1,435	—	—	1,435
Exercise of stock options	—	—	1,618,368	—	4,059	—	—	4,059
Stock-based compensation	—	—	—	—	27,600	—	—	27,600
Other comprehensive loss	—	—	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	—	—	(298,665)	(298,665)
Balance at December 31, 2020	—	$—	127,416,740	$13	$1,385,301	$(1,278)	$(667,184)	$716,852

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(298,665)	$(174,683)	$(115,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,400	3,294	1,618
Amortization of intangible assets	1,042	1,223	1,138
Impairment of intangible assets	832	—	—
Amortization of premiums (accretion of discounts) on investments, net	1,548	(179)	(328)
Noncash lease expense	3,371	—	—
Change in estimated fair value of contingent consideration	38,394	8,330	250
Payment of contingent consideration in excess of acquisition date fair value	(15,752)	—	—
Initial fair value of derivative liability	—	13,599	—
Change in estimated fair value of derivative liability	16,796	(1,150)	—
Change in estimated fair value of convertible preferred stock warrant liability	—	2,049	95
Preferred stock issued in connection with asset acquisition	—	—	1,750
Common stock issued in connection with license agreement	—	617	—
Change in deferred income taxes	(52)	—	(480)
Stock-based compensation	27,600	8,719	5,053
Loss on write-off and disposal of property and equipment	—	345	198
Other	23	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,475)	(4,619)	(4,172)
Other assets	(1,100)	(1,881)	151
Accounts payable	(790)	964	1,471
Accrued liabilities and other long-term liabilities	46,614	10,211	7,171
Operating lease liabilities	(3,684)	—	—
Deferred revenue	(7,043)	3,529	7,873
Net cash used in operating activities	(190,941)	(129,632)	(94,096)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,549)	(8,940)	(8,192)
Purchases of investments	(403,841)	(643,898)	(123,105)
Maturities of investments	400,348	396,680	72,574
Proceeds from sale of property and equipment	—	—	25
Asset acquisitions	—	—	(1,743)
Proceeds from disposal of an asset held for sale	180	—	—
Net cash used in investing activities	(9,862)	(256,158)	(60,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	323,214	126,411	—
Proceeds from issuance of common stock in connection with a collaboration agreement	206,699	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	317,335	14,254
Proceeds received from financing lease obligation	—	1,202	—
Payment of contingent consideration	(4,248)	—	—
Payment of principal on financing lease obligations	(250)	(95)	—
Proceeds from repayment of promissory notes	—	3,265	—
Proceeds from exercise of stock options	4,059	1,129	584
Cash paid in lieu of fractional shares related to reverse stock split	—	(3)	—
Advanced proceeds from convertible preferred stock financing	—	—	10,140
Net cash provided by financing activities	529,474	449,244	24,978
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	328,671	63,454	(129,559)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	122,816	59,362	188,921
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$451,487	$122,816	$59,362
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$382	$892	$1,996
Issuance of preferred stock in connection with asset acquisition	$—	$—	$593
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$636,612	$—
Operating lease liabilities obtained in exchange of right-of-use asset	$48,495	$—	$—
Advanced proceeds applied to convertible preferred stock issuance	$—	$10,140	$—
Reclassification of derivative liability to additional paid-in capital	$29,245	$—	$—
Reclassification of preferred stock warrant liability to additional paid-in capital	$—	$3,073	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$436,575	$109,335	$47,598
Restricted cash and cash equivalents, current	7,993	6,181	10,761
Restricted cash and cash equivalents, noncurrent	6,919	7,300	1,003
Total cash, cash equivalents and restricted cash	$451,487	$122,816	$59,362

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.	Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Its development pipeline consists of product candidates targeting the current coronavirus disease 2019 (“COVID-19”), hepatitis B virus (“HBV”), influenza A virus, and human immunodeficiency virus (“HIV”). Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes.

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

Initial Public Offering

On October 10, 2019, the Company completed its initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 7,142,858 shares of its common stock at $20.00 per share. As a result of the IPO, the Company received $126.4 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. At the closing of the IPO, 88,112,733 shares of outstanding convertible preferred stock were automatically converted into 88,112,733 shares of common stock and a warrant to purchase 244,444 shares of convertible preferred stock was converted into a warrant to purchase 244,444 shares of common stock.

Follow-On Offering

On July 10, 2020, the Company issued and sold 8,214,285 shares of the Company’s common stock pursuant to a registration statement on Form S-1 (File No. 333-239689) and a registration statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”) (File No. 333-239747) (collectively, the “Registration Statements”). The Registration Statements became effective on July 7, 2020. The price of the shares sold in the follow-on offering was $42.00 per share and the Company received total gross proceeds from the offering of approximately $345.0 million. After deducting underwriting discounts and commissions of $20.7 million and offering expenses of $1.1 million, the net proceeds were $323.2 million.

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 (the “S-3 Registration Statement”) and a related prospectus filed with the Securities and Exchange Commission on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of December 31, 2020, no shares have been issued under the Sales Agreement.

Need for Additional Capital

The Company has incurred net losses since inception and expects such losses to continue over the next several years. At December 31, 2020, the Company had an accumulated deficit of $667.2 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company had, excluding restricted cash, $736.9 million of cash, cash equivalents, and short-term investments at December 31, 2020. Based on the Company’s business plans, management believes that its cash,

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

cash equivalents, and short-term investments as of December 31, 2020 will be sufficient to fund its operations for at least the next 12 months from the issuance date of these consolidated financial statements.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. Transaction gains and losses are included in other income (expense), net on the consolidated statements of operations and were immaterial for the years ended December 31, 2020, 2019 and 2018.

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

Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties

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

In addition, the Company is subject to a number of other challenges and risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or achieve profitability. Also, to the extent the current COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the consolidated balance sheets. As of December 31, 2020, the Company has no off-balance sheet concentrations of credit risk.

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses, (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. For receivables, the Company uses a new forward-looking expected loss model that generally results in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities.

The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. The adoption of the guidance did not have a material impact on the consolidated financial statements and related disclosures and there was no allowance for losses on available-for-sale debt securities which were attributable to credit risk for the year ended December 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value.

Investments

Investments include available-for-sale securities and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent money market funds to secure standby letters of credit and security deposits with financial institutions, both under office and laboratory space lease agreements. Additionally, funds received from certain grants are restricted as to their use and are therefore classified as restricted cash and cash equivalents.

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

Acquired Intangible Assets

The Company’s intangible assets were acquired via business combinations or asset acquisitions. Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (“IPR&D”) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2020, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses. IPR&D assets acquired as part of an asset acquisition are recorded at cost and expensed immediately if they have no alternative future uses.

Finite-lived intangible assets acquired are initially recognized at their fair value at the acquisition date. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets, generally seven to 15 years. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

License and Cont.ract Revenue

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

Research and Development Expenses

To date, research and development expenses have related primarily to discovery efforts and preclinical and clinical development of product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Research and development expenses include expenses related to license and collaboration agreements; contingent consideration from business acquisitions; personnel-related expenses, including salaries, benefits, and stock-based compensation for personnel contributing to research and development activities; expenses incurred under agreements with third-party contract manufacturing organizations, contract research organizations, and consultants; clinical costs, including laboratory supplies and costs related to compliance with regulatory requirements; and other allocated expenses, including expenses for rent, facilities maintenance, and depreciation and amortization.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The Company has and may continue to acquire the rights to develop and commercialize new product candidates from third parties. Upfront payments and research and development milestone payments made in connection with acquired license or product rights are expensed as incurred, provided that they do not relate to a regulatory approval milestone or assets acquired in a business combination.

The Company’s expense accruals for clinical trials and manufacturing are based on estimates of contracted services provided by third-party vendors not yet billed. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of its outstanding obligations to those third parties as of the period end. The accrual estimates are based on a number of factors, including the Company’s knowledge of the research and development programs and clinical manufacturing activities, the status of the programs and activities, invoicing to date, and the provisions in the contracts. The Company obtains information regarding unbilled services directly from these service providers and performs procedures to support its estimates based on its internal understanding of the services provided to date. However, the Company may also be required to estimate these services based on information available to its internal clinical and manufacturing administrative staff if such information is not able to be obtained timely from its service providers.

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

Acquisitions

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including IPR&D projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date and are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the consolidated balance sheets. The changes in fair values of contingent consideration related to the achievement of various milestones related to product candidates are recorded within research and development expense.

When the Company determines that entities acquired do not meet the definition of a business, the transaction is accounted for as an acquisition of assets. Therefore, the consideration paid to acquire IPR&D is expensed, and no goodwill is recorded. Any contingent consideration is generally recognized only when it becomes payable or is paid.

Embedded Derivatives

The Company evaluates its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. Embedded derivatives are reported on the consolidated balance sheets at their estimated fair values. Contingent consideration related to asset acquisitions that meet the definition of an embedded derivative is classified as contingent consideration on the consolidated balance sheets. Any change in estimated fair values, as determined at each measurement period, are recorded in the consolidated statements of operations based on the nature of the related contingencies. Changes in fair values of embedded derivatives related to the achievement of various milestones for product candidates are recorded within research and development expense. Otherwise, changes in fair values are recorded within other income (expense), net.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASC 842”). ASC 842 requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use (“ROU”) asset

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

and a lease liability, unless the lease is a short-term lease, defined as having a term of 12 months or less. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. In issuing ASU 2018-11, the FASB decided to provide another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASC 842 is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The Company early adopted the standard on January 1, 2020 using the optional modified retrospective transition method by recognizing a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. Results for the year ended December 31, 2020 are presented under ASC 842. The prior period amounts were not adjusted and continue to be reported in accordance with previous lease guidance, ASC 840, Leases.

The Company elected the package of practical expedients allowed under ASC 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost.

Adoption of ASC 842 resulted in the recognition of operating lease ROU assets and operating lease liabilities of $16.8 million and $17.5 million, respectively, on the Company’s consolidated balance sheet as of January 1, 2020. The difference between the ROU assets and lease liabilities is attributed to the elimination of deferred rent. The adoption of the new standard did not have an impact on the Company's beginning accumulated deficit or statement of operations.

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable. On the lease commencement date, the Company estimates and includes in its lease payments any lease incentive amounts based on future events when (1) the events are within the Company’s control and (2) the event triggering the right to receive the incentive is deemed reasonably certain to occur. If the lease incentive received is greater or less than the amount recognized at lease commencement, the Company recognizes the difference as an adjustment to right-of-use asset and/or lease liability, as applicable.

As the implicit rate in the Company's leases is generally unknown, the Company uses an incremental borrowing rate estimated based on the information available at the lease commencement date in determining the present value of future lease payments. When calculating its estimated incremental borrowing rates, the Company considers its credit risk, the lease term, the total lease payments and the impact of collateral, as necessary. The lease terms may include options to extend or terminate the lease when the Company is reasonably certain it will exercise such options. ROU assets and lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. Rent expense for the Company's operating leases is recognized on a straight-line basis within operating expenses over the reasonably assured lease term.

The Company elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods beginning after December 31, 2021. The Company early adopted ASU 2017-04 on January 1, 2020 and the adoption had no impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption resulted in additional disclosures related to the Company’s Level 3 financial instruments. See Note 3—Fair Value Measurements.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which removes certain disclosures and added additional disclosures around weighted-average interest crediting rates for cash balance plans and explanation for significant gains and losses related to change in the benefit obligation for the period. The ASU will be effective for fiscal years ending after December 15, 2020 with a retrospective application for all periods presented. The Company adopted ASU 2018-14 at December 31, 2020 and the adoption had no material impact on its notes to consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including the Company’s financial instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which is known as the current expected credit loss, or CECL model, which generally results in more timely recognition of credit losses. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis. As the Company is no longer an emerging growth company as of December 31, 2020, the Company is required to adopt Topic 326 in its consolidated financial statements, effective on January 1, 2020. The adoption of the guidance did not have a material impact on the consolidated financial statements and related disclosures and there was no allowance for losses on available-for-sale debt securities attributable to credit risk for the year ended December 31, 2020.

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

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
			(in thousands)
Assets:
Money market funds(1)	Level 1	$421,835	$—	$—	$421,835
U.S. government treasuries	Level 2	300,201	91	(6)	300,286
Total financial assets		$722,036	$91	$(6)	$722,121

(1) Includes $14.9 million of restricted cash equivalents.

		December 31, 2019
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$106,127	$—	$—	$106,127
U.S. government treasuries (2)	Level 2	298,256	140	(5)	298,391
Bank time deposits	Level 2	2,500	—	—	2,500
Total financial assets		$406,883	$140	$(5)	$407,018

(1) Includes $13.5 million of restricted cash equivalents.

(2) Includes $24.3 million classified as long-term investments

As of December 31, 2020 and 2019, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized gains of $0.1 million and $0.1 million were recorded in accumulated other comprehensive income (loss) at December 31, 2020 and 2019, respectively. As of December 31, 2020, no securities have contractual maturities of longer than one year.

Level 3 liabilities consist of contingent consideration and derivative liability as of December 31, 2019. As of December 31, 2020, Level 3 liabilities consist of contingent consideration.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory, and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. During the year ended December 31, 2020, the Company achieved two of the specified clinical milestones. As such, the Company paid a total of $20.0 million related to these milestones in 2020. As of December 31, 2020, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones using the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Discount rates	7% - 9% (8%)
Probability of achievement	14% - 32% (27%)

(1) Unobservable inputs were weighted based on the relative fair value of the underlying milestones.

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of a discrete revenue forecast and the increased likelihood that the clinical trials would commence. As of December 31, 2020, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, as well as the following significant unobservable inputs:

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Unobservable input	Value or Range (Weighted-Average)[1]
Volatility	60%
Discount rate	11%
Probability of achievement	14% - 32% (28%)

(1) Unobservable inputs were weighted based on the relative fair value of the commercial milestone payments.

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of December 31, 2020 and December 31, 2019, the estimated fair value of the contingent consideration related to the Humabs acquisition was $29.2 million and $14.9 million, respectively, with changes in the estimated fair value recorded in research and development expense in the consolidated statements of operations.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per share price of the Company’s common stock and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. As of December 31, 2020, the fair value of the contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Volatility	85%
Discount rates	0% - 0.1% (0.1%)

(1) Unobservable inputs were weighted based on the relative fair value of the underlying milestones.

As of December 31, 2020 and December 31, 2019, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $6.8 million and $2.7 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration	Derivative Liability	Total
Balance at December 31, 2019	$17,580	$12,449	$30,029
Changes in fair value	38,394	16,796	55,190
Payment of contingent consideration related to Humabs acquisition	(20,000)	—	(20,000)
Reclassification of derivative liability to additional paid-in capital upon achievement of development milestone	—	(29,245)	(29,245)
Balance at December 31, 2020	$35,974	$—	$35,974

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

In connection with the entry into the TomegaVax Merger Agreement, the Company also entered into a letter agreement with TomegaVax (the “TomegaVax Letter Agreement”), which provides for certain payments to TomegaVax’s former stockholders before September 2024, in each case so long as the Company is continuing to pursue the development of the TomegaVax technology. Under the terms of the TomegaVax Letter Agreement, the Company will be required to pay to the former stockholders of TomegaVax milestone payments of up to an aggregate of $30.0 million if the per-share price of the Company’s publicly traded common stock, or implied price per-share of the Company’s Series A-1 convertible preferred stock (or common stock upon conversion) upon a certain asset sale, merger or stock sale, is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization), with the amount of such payments determined by the share price and the stage of the Company’s clinical development at the time of the relevant event triggering the payment. The share price of the Company’s publicly traded common stock will be determined using the average of the daily volume-weighted average trading price of the Company’s common stock for each trading day during a consecutive 90-day period. The foregoing payments are payable (i) during any date after the completion of an initial public offering by the Company or any successor or affiliate controlling the TomegaVax technology, provided that no payment will be due before the first anniversary of the initial public offering, (ii) upon the sale of all assets related to the TomegaVax technology or (iii) upon a merger or stock sale of the Company or any successor or affiliate controlling the TomegaVax technology, in each case subject to certain conditions with respect to the timing of the payments. The payments under the TomegaVax Letter Agreement can be made in cash or shares of the Company’s common stock, at the discretion of the Company’s board of directors.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of December 31, 2020, the fair value of the embedded derivative was $6.8 million and is included in the contingent consideration liability on the consolidated balance sheet. In February 2021, the Company achieved the specified share price resulting in a $10.0 million payable to TomegaVax’s former stockholders within 90 business days.

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company which discovers and develops monoclonal antibodies (“mAbs”) derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third-parties. The Company is obligated to pass-through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. The consideration paid consisted of $30.0 million in cash and 1,666,656 shares of common stock, valued at $2.5 million as of the date of the transaction, to former Humabs shareholders. In addition to the cash payment and issuance of common stock to the former Humabs shareholders at the acquisition date, the Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for an HBV product; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product, which the Company elected as a severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) product.

In May 2020, the Company achieved one of the specified clinical milestones for the HBV product. As such, the Company paid $10.0 million related to this milestone event in June 2020. In October 2020, the Company achieved another specified clinical milestone for the SARS-CoV-2 product and paid $10.0 million related to this milestone event. The estimated fair value of the remaining contingent consideration was $29.2 million as of December 31, 2020.

The acquired developed technologies that have associated patents issued are classified as finite-lived intangible assets and are amortized on a straight-lined basis over their estimated remaining useful lives, generally between seven to 12 years. The Company also acquired indefinite-lived intangible assets consisting of IPR&D. These assets will not be amortized until regulatory approval is obtained in a major market. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned or otherwise impaired, the related IPR&D assets will be written-off and an impairment charge recorded. As of December 31, 2020, there have been no such impairments related to the IPR&D assets. The estimated fair value of the intangible assets was determined using the replacement cost method. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of Agenovir

In January 2018, the Company entered into an agreement and plan of merger (the “Agenovir Merger Agreement”) with Agenovir Corporation (“Agenovir”), under which the Company purchased all equity interests of Agenovir. The primary assets purchased in the acquisition were IPR&D programs in human papillomavirus (“HPV”) and HBV using CRISPR/Cas9. The Company concluded that the assets acquired and liabilities assumed did not meet the definition of a business as a limited number of inputs were acquired but no substantive processes were acquired. As such, the acquisition was accounted for as an asset purchase.

As purchase consideration, the Company paid cash of $11.5 million, issued an aggregate of 555,537 shares of Series A-2 convertible preferred stock valued at $1.8 million on the transaction date, assumed certain liabilities of $1.3 million, and incurred transaction costs of $0.7 million.

The Company allocated the purchase price of $15.3 million between property and equipment of $0.8 million and in-process research and development of $14.5 million, based on the relative fair values of the assets acquired, which was expensed as research and development expenses in the accompanying consolidated statement of operations for the year ended December 31, 2018.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

During a specified period following the closing of the Agenovir acquisition, the Company will be required to pay Agenovir’s former stockholders additional consideration up to $135.0 million in the aggregate for the achievement of specified development, regulatory and commercial milestones for the first HBV product.

None of the milestones have been achieved as of December 31, 2020, therefore no amounts were recognized relating to the contingent consideration.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill of $16.9 million represents the excess of the purchase price over the estimated fair value of the net assets acquired from Humabs. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. There was no impairment for the year ended December 31, 2020.

Intangible Assets

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets (in thousands):

	December 31,		Weighted- Average Remaining Useful
	2020	2019	Life (Years)
Developed technology	$7,000	$7,000	6.6
Contract-based intangible asset	502	—	14.9
Finite-lived intangible assets, gross	7,502	7,000
Less accumulated amortization	(3,581)	(2,539)
Less impairment of intangible assets	(832)	—
Finite-lived intangible assets, net	$3,089	$4,461

Finite-lived intangible assets are carried at cost less accumulated amortization. The contract-based intangible asset resulted from the product approval of a sublicensed intellectual property right. The intellectual property right was previously accounted for as IPR&D. Amortization expense related to finite-lived intangible assets, included in research and development expenses on the consolidated statements of operations, totaled $1.0 million, $1.2 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, like that of property and equipment. During the third quarter of 2020, as a result of the availability of other research and analytics platforms, the Company abandoned certain of its acquired developed technologies and concluded that the full remaining book values of the assets were impaired. Therefore, $0.8 million was written off as an impairment charge which was classified as research and development expenses.

Based on the finite-lived intangible assets recorded as of December 31, 2020, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31:
2021	$532
2022	532
2023	532
2024	260
2025	213
Total	$2,069

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Indefinite-Lived Intangible Assets

As of December 31, 2020 and 2019, the Company had indefinite-lived intangible assets of $30.7 million and $31.2 million, respectively, related to the purchased IPR&D from the Humabs acquisition. In December 2020, $0.5 million was reclassed as a finite-lived intangible asset due to the product approval of a sublicensed intellectual property right. No impairment losses have been recorded for the years ended December 31, 2020 and 2019.

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

Payments received in advance that were related to future research activities were deferred and recognized as revenue when the donor-imposed conditions were met, which was as the research and development activities were performed. The Company recognized grant revenue of zero, $0.9 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

In December 2020, the Company achieved a specified milestone under the HIV Grant which triggered a $1.9 million payment due to the Company from the Bill & Melinda Gates Foundation. As of December 31, 2020, the Company recorded a receivable, which is included within prepaid expenses and other current assets, and current portion of deferred revenue for the $1.9 million, which was subsequently received in January 2021.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $6.4 million, $3.7 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The parties amended the agreement in May 2020 under which the grant term was extended to February 28, 2021, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. The Company estimates that $3.5 million of the funds received in advance and previously recorded as deferred revenue would not be earned by February 2021 and is therefore included within accrued and other liabilities as of December 31, 2020.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $2.2 million, $1.9 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

National Institutes of Health

As part of the Company’s acquisition of TomegaVax in September 2016, the Company acquired grant agreements related to TomegaVax’s research effort in infectious diseases and cancer that entitled them to several awards under the Small Business Innovation Research Program from the National Institutes of Health (“NIH”). Through December 31, 2020, the Company has acquired or been awarded grants from NIH totaling $5.1 million. These grants are cost plus fixed fee agreements in which the Company is reimbursed for its direct and indirect costs. Only costs that are allowable under certain government regulations and NIH’s supplemental policy and procedure manual may be claimed for reimbursement, subject to government audit.

The Company recognized grant revenue of $0.6 million, $0.9 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

7.	Collaboration and License Agreements

GSK

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. (referred to individually and together, as “GSK”) entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by the Company and certain GSK entities in April 2020 (the “Preliminary Agreement”) (such definitive collaboration agreement, the “GSK Agreement”). Concurrently with the execution of the Preliminary Agreement, the Company entered into a stock purchase agreement (the “2020 Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. After receipt of antitrust clearance on April 22, 2020, the Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the associated 2020 Stock Purchase Agreement between the parties (“Effective Date”). Under the terms of the GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, and potentially other coronaviruses (the “Functional Genomics Program”).

For four years following the Effective Date, the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs, and under the oversight of a joint steering committee (“JSC”). The Company will be primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine in the Vaccine Program. GSK will be primarily responsible for the commercialization activities for the Antibody Program (except in connection with sales of antibody products licensed to WuXi Biologics (Hong Kong) Limited in greater China), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. Subject to an opt-out mechanism, the parties will share all development costs, manufacturing costs and costs and expenses for the commercialization of the collaboration products, with the Company bearing 72.5% of such costs for the antibody products, 27.5% of such costs for the vaccine products, and equal sharing of such costs for the functional genomics products.

On a collaboration product-by-collaboration product basis, each party will have the one-time right, at specified points in development, to opt-out of its co-funding obligations, and the other party may, at its election, either pursue such program unilaterally, or also cease research and development activities and funding of such collaboration product. If the opt-out provisions are not exercised by either party subject to the terms of the GSK Agreement, the parties would share all profits and losses arising from any collaboration product in the same ratios in which the parties bore development costs for such collaboration program. For each collaboration product as to which a party exercises its opt-out right, the commercializing

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

party will pay to the opt-out party royalties on net sales of the applicable collaboration product at rates based on factors such as the stage of development of such collaboration product at the time the opt-out party exercises such right, and whether the opt-out party is the lead party, or a portion of the sublicense revenue if the commercializing party chooses to sublicense or otherwise divest rights to such collaboration product. On an antibody product-by-antibody product basis, the Company has a co-promotion right for such antibody product in the United States, under which the Company will have the right to perform up to 20% of details in connection with such antibody product.

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

The Company considered the ASC 606 criteria for combining contracts and determined that the GSK Agreement and 2020 Stock Purchase Agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The fair market value of the common stock issued to GGL was $206.7 million, based on the closing stock price of $36.70 on the date of execution of the Preliminary Agreement and 2020 Stock Purchase Agreement and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $43.3 million premium received by the Company. The Company accounted for the common stock issued to GGL based on its fair market value on the transaction date and determined that the premium paid by GSK should be attributed to the transaction price of the GSK Agreement.

The Company concluded that the GSK Agreement contained four units of account: (i) the license granted to GSK under the Antibody Program (the “Antibody License”); (ii) the research and development activities (including clinical manufacturing) under the Antibody Program; (iii) the research and development activities under the Vaccine Program; and (iv) the research and development activities under the Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the GSK Agreement are performance obligations with a customer. The Company determined that the Antibody License is within the scope of ASC 606 and accordingly, accounted for the Antibody License as a distinct performance obligation under ASC 606. The Antibody License is a functional intellectual property and is distinct from the associated research and development activities to be performed under the program due to its significant standalone functionality. All other elements of the GSK Agreement including the research and development activities and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer.

The transaction price for the Antibody License at inception was determined to be $43.3 million, representing the premium on the sale of common stock to GSK. The Company determined that GSK can benefit from the Antibody License at the time of grant and therefore, the related performance obligation is satisfied at a point in time. As such, the Company recognized the $43.3 million as contract revenue during the second quarter of 2020. Additionally, the Company is entitled to consideration from GSK related to profit and loss sharing arrangements (including royalties) contingent upon future sales of collaboration products under the Antibody Program. Under ASC 606, the Company will recognize the revenue when the related sales occur as these amounts have been determined to relate predominantly to the Antibody License granted to GSK. The Company will re-evaluate the transaction price in each reporting period.

The remaining units of account of the GSK Agreement were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities of the arrangement. Furthermore, the Company and GSK participate in the commercial profit and loss sharing arrangement for each program commensurate with each party’s cost-sharing responsibilities during research and development. Because ASC 808 does not provide recognition and measurement guidance, the Company determined that the guidance in ASC 730, Research and Development, was appropriate to analogize to based on the nature of the cost-sharing provisions of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. The Company also concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the products under the Vaccine and Functional Genomics Programs will be analogized to ASC 606 and therefore, will be recognized when the related sales occur.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Costs associated with co-development activities performed under the agreement are included in research and development expenses on the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the year ended December 31, 2020, the Company recognized $25.4 million as research and development expense under the GSK Agreement. The Company has a payable to GSK of $28.0 million included in accrued liabilities and other liabilities as of December 31, 2020.

Brii Biosciences

In May 2018, the Company entered into a collaboration, option and license agreement (the “Brii Agreement”) with Brii Biosciences Limited (previously named BiiG Therapeutics Limited) (“Brii Bio Parent”) and Brii Biosciences Offshore Limited (“Brii Bio”), pursuant to which the Company granted to Brii Bio, with respect to up to four of the Company’s programs, an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau (collectively, the “China Territory”) for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection (the “Field of Use”). The Company’s HBV siRNA program being developed under the Alnylam Agreement (described below) is included within the Brii Agreement as a program for which Brii Bio may exercise one of its options. In partial consideration for the options granted by the Company to Brii Bio, Brii Bio Parent and Brii Bio granted the Company, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. The number of options that the Company may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

In February 2020, the Company, Alnylam and Brii Bio Parent executed a share transfer agreement under the terms of the Alnylam Agreement (see Alnylam section below). Under the share transfer agreement, the Company transferred a portion of its ordinary shares held in Brii Bio Parent to Alnylam in connection with the execution of the Brii Agreement. As of December 31, 2020 and 2019, the carrying value of the investment in Brii Bio was $5.7 million and $6.6 million, respectively, which is included in other assets on the consolidated balance sheets.

The Company’s maximum exposure to loss under the Brii Agreement is represented by options to acquire licenses to develop and commercialize potential products and future milestone payments. The ultimate expense that the Company incurs under the Brii Agreement cannot be quantified at this time as the amount will vary based on the timing and outcome of research activities.

Option Exercise by Brii Bio

In June 2020, Brii Bio exercised its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-2218 in the China Territory. In consideration of the Company’s grant to Brii Bio of an exclusive license related to VIR-2218 in the China Territory, the Company received a $20.0 million option exercise fee in connection with the option exercise. Also, the Company is eligible to receive the following payments related to VIR-2218 in the China Territory: a $30.0 million regulatory milestone payment, up to $175.0 million in sales-based milestone payments, and royalties on net sales ranging from high-teens to high-twenties.

The Company evaluated the transaction under ASC 606 and identified one performance obligation consisting of the license granted to Brii Bio. Under the Brii Agreement, Brii Bio is responsible for performing all research and development activities and the Company does not have any other performance obligations within the context of ASC 606 under the arrangement after the option exercise. The transaction price is determined to be $22.7 million which consists of the $20.0 million option exercise fee and $2.7 million of the deferred revenue allocated to the VIR-2218 option at the inception of the Brii Agreement. The Company determined that the license is considered a functional intellectual property that is a distinct performance obligation. Specifically, the Company believes the license is capable of being distinct, as Brii Bio has the capabilities to develop the license either on its own or by contracting other third-parties. Brii Bio can benefit from the license at the time of grant and therefore, the related performance obligation is satisfied at a point in time. Additionally, all potential future milestones and other payments are constrained because the Company cannot conclude it is probable that a significant reversal in the amount recognized would not occur. The Company will re-evaluate the transaction price in each reporting period.

During the second quarter of 2020, the Company recognized the $22.7 million as license revenue from a related party. The Company separately paid $10.0 million, half of the option exercise proceeds, to Alnylam in connection with the Alnylam Agreement that was recognized as research and development expense during the same period.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

Under the Alnylam Agreement, the Company obtained a worldwide, exclusive license to develop, manufacture and commercialize the HBV siRNA product candidates, including VIR-2218, for all uses and purposes other than agricultural, horticultural, forestry, aquaculture and other residential applications, such excluded fields, the Excluded Fields. In addition, Alnylam granted the Company an exclusive option, for each of the infectious disease siRNA programs directed to the Company’s selected targets, to obtain a worldwide, exclusive license to develop, manufacture and commercialize siRNA products directed to the target of each such program for all uses and purposes other than the Excluded Fields. On a product-by-product basis for each product arising from the HBV and, following the Company’s option exercise, the infectious disease programs, Alnylam has an exclusive option, exercisable during a specified period prior to the initiation of a Phase 3 clinical trial for each such product, to negotiate and enter into a profit-sharing agreement for such product.

The Company and Alnylam are jointly responsible for funding the initial research and development activities for VIR-2218 through the completion of proof of concept trials. Prior to the exercise of the Company’s option for each siRNA program directed to one of the Company’s selected infectious disease targets, Alnylam is responsible for conducting all development activities, at the Company’s expense, in accordance with an agreed upon development plan. Following the Company’s exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, the Company is solely responsible, at the Company’s expense (subject to Alnylam’s exercise of a profit-sharing option), for conducting all development, manufacture and commercialization activities for products arising from each such program. If Alnylam exercises a profit-sharing option for a product, the Company will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

Under the Alnylam Agreement, the Company paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of the Company’s common stock. Additionally, the receipt of consideration from Brii Bio as discussed above triggered a requirement under the Alnylam Agreement to transfer a portion of the consideration, consisting of equity in Brii Bio Parent, to Alnylam. Accordingly, the Company recognized a liability of $0.8 million which remained outstanding as of December 31, 2019. In February 2020, the Company settled this liability by transferring to Alnylam a specified percentage of its equity consideration received from Brii Bio Parent.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

At the inception of the Alnylam Agreement, the Milestone Shares did not meet the net settlement criteria to be accounted for as an embedded derivative. Therefore, there was no liability recorded from the inception of the Alnylam Agreement through September 30, 2019. Upon completion of the Company’s IPO in October 2019, the net settlement criteria of the definition of an embedded derivative had been met for the Milestone Shares. The initial fair value of the embedded derivative was estimated to be $13.6 million and was charged to research and development expense in the fourth quarter of 2019. The estimated fair value of the derivative liability was $12.4 million as of December 31, 2019. On March 10, 2020, the Company achieved the specified development milestone relating to the Milestone Shares. Consequently, the Company remeasured and reclassified the derivative liability to additional paid-in capital. The estimated fair value of the derivative liability was $29.2 million as of March 10, 2020.  In addition to these Milestone Shares, the Company paid Alnylam $15.0 million in April 2020 in connection with the achievement of the specified development milestone.

Second and Third Amendments

In March and April 2020, the Company and Alnylam entered into a second and third amendments to the Alnylam Agreement (as amended, the “Amended Alnylam Agreement”) to expand the parties’ existing collaboration to include the development and commercialization of siRNA products targeting SARS-CoV-2, and potentially other related coronaviruses, and up to three targeting human host factors for SARS-CoV-2 (collectively, the “COVID Collaboration Targets”).

Under both amendments, the parties agreed to be each responsible for the pre-clinical development costs incurred by each party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan for COV Products. Following the completion of initial pre-clinical development activities, the Company had a pre-agreed program option to progress one or more candidates from the COVID Collaboration Targets into further development, subject to Alnylam’s right to opt-in, during a specified period, to share equally with the Company the profits and losses in connection with development and commercialization of a coronavirus product.

In December 2020, the Company and Alnylam entered into a letter amendment (the “Letter Agreement”), amending the Amended Alnylam Agreement, to modify certain funding and governance provisions in connection with the siRNA products directed to the COVID Collaboration Targets, including VIR-2703 (the “COV Target”), and to modify certain rights of each party with respect to products arising from such programs.

Pursuant to the Letter Agreement, Alnylam will be responsible for conducting pre-clinical research activities set forth in the existing workplan for the COV Target (the “COV Workplan”) at its discretion and sole expense, and the Company will no longer have the obligation to reimburse Alnylam for any share of costs incurred by Alnylam in conducting activities under the COV Workplan after July 1, 2020.

In connection with the Letter Agreement, the Company will no longer have a pre-agreed program option, but, if Alnylam selects a development candidate arising from the COV Workplan, the Company and Alnylam have agreed to negotiate in good faith an agreement with respect to the COV Target and siRNA products directed thereto. If Alnylam terminates the COV Workplan, does not select a development candidate, or the Company is unable to agree upon the terms of a definitive agreement, then the COV Target and related siRNA program will no longer be included within the Amended Alnylam Agreement and all rights to the siRNA program directed to VIR-2703 will revert to Alnylam.

Research and Development Expenses Recognized for the Period

In addition to the Milestone Shares, $15.0 million milestone payment to Alnylam, and the $10.0 million payment resulting from Brii Bio’s option exercise in the first half of 2020, the Company incurred expenses under the Alnylam Agreement of

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

$11.5 million for the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, the Company incurred expenses under the Alnylam Agreement of $18.1 million and $8.3 million, respectively.

WuXi Biologics

In February 2020, the Company entered into a development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) (the “WuXi Biologics Collaboration Agreement”), for the clinical development, manufacturing, and commercialization of the Company’s proprietary antibodies developed for SARS-CoV-2. Under the WuXi Biologics Collaboration Agreement, WuXi Biologics will conduct cell-line development, process and formulation development, and initial manufacturing for clinical development. WuXi Biologics will have the right to commercialize products incorporating such antibodies in greater China under an exclusive license granted for the selected antibodies that have been developed. The Company will have the right to commercialize such products in all other markets worldwide.

WuXi Biologics will perform mutually agreed development and manufacturing activities, under individual statements of work. In addition, the parties agreed that WuXi Biologics will pay the Company tiered royalties at percentages ranging from the high single-digits to mid-teens on annual net sales of all products sold by WuXi Biologics in greater China. The royalties are payable for a specified, standard royalty term. In addition, if WuXi Biologics sublicenses its commercialization rights to a third party, WuXi Biologics will pay the Company a percentage of the sublicense revenue received from such third party. The WuXi Biologics Collaboration Agreement will continue until the expiration of WuXi Biologics’ payment obligations to the Company, unless terminated earlier. If terminated earlier, the WuXi Biologics Collaboration Agreement may be terminated by (i) the written agreement of both parties, (ii) WuXi Biologics following the one year anniversary of the WuXi Biologics Collaboration Agreement effective date with respect to the entire agreement or on a product by product basis with 90 days’ prior written notice or (iii) by either party if the other party materially breaches the WuXi Biologics Collaboration Agreement and fails to cure such breach within sixty days.

Rockefeller University

In July 2018, the Company entered into an exclusive license agreement with The Rockefeller University (“Rockefeller”), which was amended in May 2019 and in September 2020 (the “Rockefeller Agreement”). Under the Rockefeller Agreement, Rockefeller granted the Company a worldwide exclusive license under certain patent rights, and a worldwide non-exclusive license under certain materials and know-how covering certain antibody variants relating to a specified mutation leading to enhanced antibody function and utility, to develop, manufacture and commercialize infectious disease products covered by the licensed patents, or that involve the use or incorporation of the licensed materials and know-how, in each case for all uses and purposes for infectious diseases. The Company uses technology licensed under the Rockefeller Agreement in the Company’s antibody platform and the Company’s product candidates VIR-3434 and VIR-7832.

The Company paid Rockefeller an upfront fee of $0.3 million for entry into the Rockefeller Agreement, and is required to pay annual license maintenance fees of $1.0 million. In addition, for the achievement of specified development and regulatory milestone events, the Company will be required to pay up to $8.5 million for the first infectious disease product for the HIV indication, up to $7.0 million for each of the first four other infectious disease products with specified projected peak worldwide annual net sales, and up to $3.6 million for any other infectious disease product. Following regulatory approval, the Company will be required to pay commercial success milestones of up to $40.0 million in the aggregate for the achievement of specified aggregate worldwide annual net sales of the first infectious disease product for the HIV indication and the first four infectious disease products with specified projected peak worldwide annual net sales. The Company will also be required to pay to Rockefeller a royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. The Company’s obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

In May 2020, the Company achieved one of the specified development milestones related to the HBV program. The Company recognized $1.3 million related to this milestone event and annual license maintenance fees as research and development expense for the year ended December 31, 2020. For the year ended December 31, 2019, the Company recognized $1.0 million of license maintenance fees as research and development expense.

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

MedImmune

In September 2018, the Company entered into a license agreement, which was amended in September 2020 (the “MedImmune Agreement”), with MedImmune, LLC  (“MedImmune”), under which the Company obtained a worldwide, exclusive license to develop and commercialize half-life extended versions of two specified antibodies under development by MedImmune that target influenza A and influenza B, respectively, for all uses in humans and animals. The Company is developing VIR-2482 using technology licensed under the MedImmune Agreement.

In consideration for the grant of the licenses under the MedImmune Agreement, the Company made an upfront payment to MedImmune of $10.0 million.

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

The MedImmune Agreement will remain in force until the expiration on a country-by-country and product-by-product basis of all of the Company’s obligations to pay royalties to MedImmune. The Company may terminate the MedImmune Agreement in its entirety or on a product-by-product basis, for convenience, upon 120 days’ notice. Either party may terminate the MedImmune Agreement for cause for the other party’s uncured material breach on 60 days’ notice or immediately in the event of bankruptcy of the other party. Additionally, MedImmune may terminate the MedImmune Agreement for cause on 30 days’ written notice if the Company challenges the validity or enforceability of the patents to which the Company has obtained a license under the MedImmune Agreement.

In August 2019, the Company achieved one of the specified development milestones relating to influenza A under the  MedImmune Agreement. As such, the Company paid $5.0 million related to this milestone event in September 2019. The milestone payment was expensed to research and development.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

In the third quarter of 2019, the Company achieved one of the specified development milestones related to the influenza A program and paid $0.8 million related to the upfront fee and this milestone event. In the second quarter of 2020, the Company achieved one of the specified development milestones related to the HBV program and paid $0.3 million related to this milestone event. The milestone payments were expensed to research and development.

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

8.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$16,769	$11,986
Computer equipment	556	540
Furniture and fixtures	1,444	1,351
Leasehold improvements	7,274	7,121
Construction in progress	1,135	142
Property and equipment, gross	27,178	21,140
Less accumulated depreciation and amortization	(9,232)	(4,832)
Total property and equipment, net	$17,946	$16,308

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Depreciation and amortization expenses were $4.4 million, $3.3 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Sale-Leaseback Transaction

In August 2019, the Company entered into a lease agreement whereby the Company sold various laboratory instruments, furniture, and other equipment for gross proceeds of $1.2 million to a bank and leased them back for a five-year term, collateralized by the underlying equipment. The Company determined it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transaction as a failed sale-leaseback whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor. As of December 31, 2020, the current and long-term portions of the financing obligation were $0.3 million and $0.7 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	December 31,
	2020	2019
	(in thousands)
Research and development expenses	$49,384	$12,530
Payroll and related expenses	17,060	9,410
Excess funds payable under grant agreements	3,467	94
Operating lease liabilities, current	3,625	—
Restricted stock liability	—	1,434
Financing lease obligation, current	265	237
Other professional and consulting expenses	2,595	1,634
Other accrued expenses	540	1,156
Total accrued and other liabilities	$76,936	$26,495

9.	Commitments and Contingencies

Lease Agreements

The Company has various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri, and Switzerland with contractual lease periods expiring between 2021 and 2033. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain lease agreements also provide the Company with the option to renew for additional periods ranging from three months to five years. Most of these renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. Under one of the operating lease arrangements in California, the Company is entitled to a tenant improvement allowance of $10.5 million related to the design and construction of certain Company improvements. The Company expects to fully utilize the tenant improvement allowance, and therefore, such amount is treated as a lease incentive that is payable to the Company at the lease commencement date. In addition, the Company entered into a sale-leaseback transaction in August 2019. See further discussion in Note 8—Balance Sheet Components.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The following table contains a summary of the lease costs recognized under ASC 842 and additional information related to operating leases:

Year Ended
(in thousands)	December 31, 2020
Operating lease cost	$4,591
Short-term lease cost	459
Variable lease cost	2,299
Total least cost	$7,349

Other Information
Weighted average remaining lease term (in years)	10.6 years
Weighted average incremental borrowing rate	7.7%

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2020 was $5.1 million and was included in net cash used in operating activities in the Company's consolidated statement of cash flows. During the year ended December 31, 2020, the Company entered into a new facility lease and exercised certain lease extensions, under which the Company obtained $48.5 million of ROU assets in exchange for operating lease liabilities.

The maturity of the Company’s operating lease liabilities as of December 31, 2020 was as follows (in thousands):

Amounts
2021	$6,247
2022	9,725
2023	11,399
2024	10,576
2025	8,054
Thereafter	67,503
Total lease payments	113,504
Less: imputed interest	(40,949)
Less: net tenant improvement allowance yet to be received	(10,287)
Present value of operating lease liabilities	$62,268

The following amounts were recorded in the consolidated balance sheet as of December 31, 2020 (in thousands):

Operating Leases
Current operating lease liabilities, net of tenant improvement allowances (1)	$7,913
Operating ROU assets	61,947

Accrued and other liabilities	$3,625
Operating lease liabilities, noncurrent	66,556
Total operating lease liabilities	$70,181

(1)

Current portion of lease liabilities recorded in prepaid expenses and other current assets for which the lease incentives to be received exceed the minimum lease payments to be paid over the next twelve months.

Rent expense under ASC 840 for the years ended December 31, 2019 and 2018 were $4.4 million and $4.0 million, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Manufacturing and Supply Letter Agreements

Letter Agreement, Assignment and Master Services Agreement with Samsung

On April 9, 2020, the Company and Samsung Biologics Co., Ltd. (“Samsung”) entered into a binding letter agreement (the “Samsung Letter Agreement”), under which Samsung will perform development and manufacturing services for the Company’s SARS-CoV-2 antibody program. Under the terms of the Samsung Letter Agreement, the Company had committed to purchase a firm and binding capacity reservation for a specified number of manufacturing slots in 2021 and 2022. The Company was obligated to pay a total of approximately $362 million for such capacity reservation on a take-or-pay basis regardless of whether such manufacturing slots are utilized by the Company, subject to annual adjustment based on the Korean Consumer Price Index, which also includes certain fees relating to project management and technology transfer. The amounts were to be payable during 2021 and 2022 and invoiced on a per-batch basis, with shortfalls invoiced at the end of the year in which such shortfall occurs.

On August 4, 2020, the Company, GlaxoSmithKline Trading Services Limited (“GSKTSL”) and Samsung entered into an Assignment and Novation Agreement effective as of July 31, 2020 under which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the Samsung Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the Samsung Letter Agreement. On August 4, 2020, GSKTSL entered into a Master Services Agreement with Samsung effective as of July 31, 2020 (the “Samsung MSA”), thereby superseding the Samsung Letter Agreement, and under which, among other things, Samsung will perform development and manufacturing services for clinical and commercial supply of antibody products under the Company’s SARS-CoV-2 antibody program.

Letter Agreement, Assignment and Master Services Agreement with WuXi Biologics

On June 15, 2020, the Company and WuXi Biologics entered into a binding letter of intent (the “WuXi Biologics Letter Agreement”), under which WuXi Biologics will perform certain development and manufacturing services for the Company’s SARS-CoV-2 antibody program. Under the terms of the WuXi Biologics Letter Agreement, the Company had committed to purchase a firm and binding capacity reservation for the manufacture of a specified number of batches of drug substance of the Company’s SARS-CoV-2 antibody in 2020 and 2021. In addition, the Company had the right to order an additional specified number of batches of drug substance, provided it makes such election by a specified date in the fourth calendar quarter in 2020. WuXi Biologics is obligated to reserve such manufacturing slots on a non-cancellable basis and will manufacture the agreed number of batches of drug substance per an agreed manufacturing schedule. The Company was obligated to pay a total of approximately $130.0 million for such capacity reservation, if all batches are manufactured, inclusive of estimated raw material costs, with between 70% and 80% of the batch production fees owed to WuXi Biologics on a take-or-pay basis regardless of whether such manufacturing slots are utilized by the Company. The amounts were to be payable during 2020 and 2021 and invoiced on a per-batch basis. The SARS-CoV-2 antibody drug substance contemplated to be manufactured per the terms of the WuXi Biologics Letter Agreement will be utilized in connection with progressing the development and commercialization of the SARS-CoV-2 antibody product under the Company’s collaboration with GSK.

On August 4, 2020, the Company, GSKTSL and WuXi Biologics entered into an Assignment and Novation Agreement effective as of July 29, 2020 under which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the WuXi Biologics Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the WuXi Biologics Letter Agreement. On August 4, 2020, GSKTSL entered into a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics effective as of July 29, 2020 (the “WuXi Biologics MSA”), thereby superseding the WuXi Biologics Letter Agreement, and pursuant to which, among other things, WuXi Biologics will perform development and manufacturing services for clinical and commercial supply of antibody products under the Company’s SARS-CoV-2 antibody program.

GSKTSL entered into the WuXi Biologics MSA and Samsung MSA in connection with the performance of the obligations of the Company and GSK, under the GSK Agreement. Per the terms of the GSK Agreement, the Company will continue to be responsible for 72.5% of the costs under each of the WuXi Biologics MSA and Samsung MSA, and GSK will bear 27.5% of such costs under each of the Samsung MSA and the WuXi Biologics MSA, subject to certain conditions and exceptions.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Under such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon the Company to provide indemnification under these agreements, and thus, there are no indemnification claims that the Company is aware of that could have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

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

In June 2018, the Series A-1 and B Preferred Stock Purchase Agreement was amended and restated (the “Amended A&R Series A-1 and B Purchase Agreement”), under which the Company sold an aggregate of 3,222,220 shares of Series A-1 convertible preferred stock at $4.50 per share for gross proceeds of $14.5 million in three closings (the “Additional Closings”): (i) 2,777,776 shares in two closings in June 2018; and (ii) 444,444 shares in July 2018. Under the Amended A&R Series A-1 and B Purchase Agreement, after the Additional Closings, the Company was authorized to sell up to 1,111,121 additional shares of Series A-1 convertible preferred stock in one or more additional closings.

In January 2019, under the Amended A&R Series A-1 and B Purchase Agreement, the Company sold an aggregate of 18,202,213 shares of Series B convertible preferred stock at $18.00 per share for net proceeds of $327.5 million in two closings. The Company was authorized to sell up to 4,020,009 additional shares of Series B convertible preferred stock in one or more additional closings.

Upon closing of the IPO, all of the outstanding convertible preferred stock automatically converted into 88,112,733 shares of common stock. After the closing of the IPO, there were no shares of convertible preferred stock outstanding.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

12.Convertible Preferred Stock Warrant Liability

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
13.	Stock-Based Awards

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

Awards granted under the 2019 Plan expire no later than ten years from the date of grant. For ISO and NSO, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2020, there are 6,122,335 shares available for the Company to grant under the 2019 Plan.

2019 Employee Stock Purchase Plan

In September 2019, the Company’s board of directors adopted, with the approval of its stockholders, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP Plan became effective on the completion of the Company’s IPO.

The 2019 ESPP authorizes the issuance of 1,280,000 shares of the Company’s common stock under purchase rights granted to its employees or employees of any of the Company’s designated affiliates. The number of shares of the Company’s common stock reserved for issuance is subject to an automatic increase at each calendar year. Under the 2019 ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. The 2019 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to any plan limitations. Unless otherwise determined by the Company’s board of directors, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or the purchase date. As of December 31,2020, there are no shares issued under the 2019 ESPP.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2019	7,186,298	$5.25	8.5
Granted	4,893,710	$32.94
Exercised	(1,618,368)	$2.51
Canceled	(663,358)	$11.56
Outstanding at December 31, 2020	9,798,282	$19.10	8.6	$109,272
Vested and expected to vest at December 31, 2020	9,798,282	$19.10	8.6	$109,272
Vested and exercisable at December 31, 2020	2,462,133	$5.40	7.7	$52,773

The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $53.1 million and $5.5 million, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2018 was immaterial.

During the years ended December 31, 2020, 2019, and 2018, the estimated weighted-average grant date fair value of the options granted was $25.49, $7.83, and $1.72 per share, respectively.

As of December 31, 2020, the Company expects to recognize the remaining unamortized stock-based compensation expense of $117.5 million related to stock options, over an estimated weighted average period of 2.7 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term of options (in years)	5.0 – 6.1	5.9 – 6.1	6.0
Expected stock price volatility	88.8% – 108.6%	86.5% – 89.4%	86.4% – 88.0%
Risk-free interest rate	0.3% – 1.2%	1.5% – 2.5%	2.5% – 3.0%
Expected dividend yield	—	—	—

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

Expected Volatility—The expected volatility was determined by examining the historical volatilities for industry peers and using an average of historical volatilities of the Company’s industry peers as the Company does not have a sufficient historical trading history for its stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its stock price becomes available.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Restricted Stock Activity

The following table summarizes restricted stock activity:

	Number of Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested as of December 31, 2019	2,075,511	$0.95
Vested	(1,986,250)	0.92
Unvested as of December 31, 2020	89,261	$1.48

The shares of restricted stock have not been included in the shares issued and outstanding.

In January 2017, the Company entered into a restricted stock purchase agreement with an executive officer and a restricted stock purchase agreement with a director whereby the executive officer and the director purchased an aggregate of 3,624,355 shares of restricted stock. The consideration for the restricted stock was the issuance of promissory notes which are non-recourse in nature and are accounted for as in-substance stock options. The Company measured compensation cost for these in-substance options based on their estimated fair value on the grant date using the Black-Scholes pricing model. The Company recognized compensation cost over the requisite service period with an offsetting credit to additional paid-in capital. In August 2019, per the terms of the notes, the Company received $3.3 million as repayment of the outstanding promissory notes and accrued interest. The Company reduced the restricted stock liability as the common stock vests, which was fully vested as of December 31, 2020.

As of December 31, 2020, there was $0.1 million of total unrecognized compensation cost related to unvested restricted stock, all of which is expected to be recognized over a remaining weighted-average period of 0.4 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees, including shares sold through the issuance of non-recourse promissory notes of which all the shares are considered to be options for accounting purposes in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$13,663	$3,034	$1,056
General and administrative	13,937	5,685	3,997
Total stock-based compensation	$27,600	$8,719	$5,053

14. Net Loss Per Share

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common securities outstanding would have been anti-dilutive.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2020	2019	2018
Convertible preferred stock	—	—	69,910,520
Options issued and outstanding	9,798,282	7,186,298	5,044,924
Restricted shares subject to future vesting	89,261	2,075,511	4,814,733
Warrants to purchase convertible preferred stock	—	—	244,444
Warrants to purchase common stock	—	244,444	—
Total	9,887,543	9,506,253	80,014,621

15.	Defined Benefit Pension and Other Postretirement Plans

Defined Contribution Plan

In October 2017, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. Eligible employees may contribute a percentage of their compensation to this plan, subject to statutory limitations. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $1.8 million, $1.2 million, and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Contributions are expressed as an age-related percentage of pensionable salary between limits and are shared between Humabs and its employees. The contributions paid by the Company and employees were immaterial for the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company has $2.9 million and $1.9 million, respectively, of net liability under the pension plans recognized in the consolidated balance sheets. All components of net periodic benefit cost recognized in the consolidated statements of operations during 2020, 2019 and 2018 were immaterial.

16.	Income Taxes

Loss before provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(309,697)	$(138,724)	$(110,399)
Foreign	11,086	(35,805)	(5,965)
Total loss before provision for (benefit from) income taxes	$(298,611)	$(174,529)	$(116,364)

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The components of income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	106	154	20
	106	154	20
Deferred:
Federal	(21)	—	(445)
State	(31)	—	(55)
Foreign	—	—	—
	(52)	—	(500)
Provision for (benefit from) income taxes	$54	$154	$(480)

A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax benefit is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax at less than federal statutory rate	0.9	(0.3)	(0.1)
Prior year tax rate adjustment	(1.9)	—	—
State taxes, net of federal benefit	2.7	2.4	2.0
Research and development tax credit	1.8	2.0	2.2
Acquired IPR&D	—	—	(2.9)
Permanent items	1.3	(0.8)	(0.4)
Changes in valuation allowance - Humabs IP transfer	(1.9)	—	—
Changes in valuation allowance	(23.4)	(24.3)	(21.4)
Other	(0.5)	(0.1)	—
Effective income tax rate	0.0%	(0.1)%	0.4%

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019, are related to the following:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$117,433	$67,493
Research and development tax credit carryforward	12,246	6,978
Equity compensations	4,193	1,514
Reserves and accruals	10,804	6,988
Lease liabilities	16,184	—
Intangible assets	23,006	9,733
Deferred tax assets	183,866	92,706
Deferred tax liabilities:
ROU assets	(16,147)	—
Property and equipment	(2,570)	(1,553)
IPR&D	(8,511)	(8,647)
Deferred tax liabilities	(27,228)	(10,200)
Valuation allowance	(159,891)	(85,811)
Net deferred tax liabilities	$(3,253)	$(3,305)

The Company has incurred significant tax losses since inception. Based on the available objective evidence, the Company cannot conclude it is more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance against its net deferred tax assets. For the years ended December 31, 2020, 2019 and 2018, the valuation allowance increased by $74.1 million, $42.3 million, and $26.0 million, respectively. As of December 31, 2020, the Company has net operating loss carryforwards of $483.7 million for federal purposes and $216.8 million for state tax purposes. If not utilized, these carryforwards will begin expiring in 2035 for federal and in 2031 for state tax purposes. The federal net operating losses (“NOLs”) generated after December 31, 2017, have an infinite carryforward period and subject to 80% deduction limitation based upon pre-NOL deduction taxable income. As of December 31, 2020, the Company also has net operating loss carryforwards of $17.8 million for Swiss tax purposes, which begin expiring in 2022 and no net operating loss carryforward for Australian tax purposes.

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

As of December 31, 2020, the Company has research tax credit carryforwards of $9.1 million and $7.0 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2036. The California credits can be carried forward indefinitely. If not utilized, Oregon carryforward will expire starting 2021. The Company has not undertaken a detailed analysis of all amounts claimed as research credits for federal or state tax purposes. As a result, amounts ultimately realized for research credits were included in the Company’s consideration of uncertain tax benefits.

Uncertain Tax Positions

As of December 31, 2020 and 2019, the Company had an unrecognized tax benefit of $4.9 million and $2.7 million, respectively, related to transfer pricing and research and development tax credits. No amount of unrecognized tax benefits as of December 31, 2020, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of tax credit carryforwards, which would attract a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendar years ending December 31, 2020 forward for federal and state purposes.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The Company did not recognize any expense for interest and penalties related to uncertain tax positions during 2020, 2019 and 2018, and the Company does not have any amounts related to interest and penalties accrued at December 31, 2020. The Company files U.S. federal, state, Switzerland and Australia tax returns. The Company’s tax years remain open for all years. As of December 31, 2020, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

A reconciliation of the beginning and ending amounts of the liability for uncertain tax positions is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Gross unrecognized tax benefits at January 1	$2,725	$2,404	$272
Addition for tax positions taken in the prior years	—	133	32
Reduction for tax positions taken in the prior years	(588)	(1,596)	(215)
Addition for tax positions taken in current year	2,740	1,784	2,315
Gross unrecognized tax benefits at December 31	$4,877	$2,725	$2,404

17.	Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Total revenue	$5,718	$66,988	$1,928	$1,734
Total operating expenses	$(77,628)	$(96,039)	$(89,543)	$(110,138)
Net loss	$(77,240)	$(31,167)	$(84,609)	$(105,649)
Net loss per share, basic	$(0.71)	$(0.27)	$(0.67)	$(0.83)
Net loss per share, diluted	$(0.71)	$(0.27)	$(0.67)	$(0.83)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Total revenue	$3,661	$2,047	$1,403	$980
Total operating expenses	$(34,431)	$(37,817)	$(49,083)	$(64,739)
Net loss	$(28,670)	$(33,928)	$(48,314)	$(63,771)
Net loss per share, basic	$(3.19)	$(3.64)	$(4.60)	$(0.69)
Net loss per share, diluted	$(3.19)	$(3.64)	$(4.60)	$(0.71)

18.	Subsequent Events

2021 Expanded GSK Collaboration

Preliminary Collaboration Agreement

On February 14, 2021, the Company and GSK entered into a binding preliminary collaboration agreement (the “Preliminary Collaboration Agreement”), pursuant to which the parties agreed to expand their 2020 collaboration relating to research and development of therapies for coronaviruses, to include collaboration on three separate programs: (1) a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus; (2) an expansion of the parties’ current Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses; and (3) additional programs to develop neutralizing mAbs directed to up to three non-influenza target pathogens selected by GSK.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

For a period of three years following the effective date of the Preliminary Collaboration Agreement, the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for the programs within the expanded collaboration.

The parties will continue to negotiate a more detailed collaboration agreement (the “Definitive Collaboration Agreement”), including more detailed financial terms, as well as operational provisions and consequences of any ongoing collaboration program as a result of a change of control of the Company.

GSK will make an upfront payment to the Company of $225 million, 50% of which will become payable at the effective date of the Preliminary Collaboration Agreement and 50% of which will become payable at the effective date of the Definitive Collaboration Agreement.

2021 Stock Purchase Agreement

Concurrently with the execution of the Preliminary Collaboration Agreement, the Company entered into a stock purchase agreement (the “2021 Stock Purchase Agreement”) with GGL, pursuant to which GGL will purchase shares of the Company’s common stock for an aggregate purchase price of approximately $120.0 million.

The consummation of the transactions under each of the Preliminary Collaboration Agreement and the 2021 Stock Purchase Agreement are subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; provided, however, that in no event will the closing of the transactions under the 2021 Stock Purchase Agreement occur prior to the Data End Date. The “Data End Date” means the tenth trading day immediately following the date that the Company makes a public announcement regarding initial Phase 3 results for the COMET-ICE (COVID-19 Monoclonal antibody Efficacy Trial—Intent to Care Early) trial for VIR-7831.

Xencor amendments

In February 2021, the Company and Xencor executed amendments to the 2019 Xencor Agreement and the 2020 Xencor Agreement primarily to expand the scope of the licensed technology under each agreement, which may increase the Company’s royalty payment obligations in certain circumstances. Under the amended agreements, the Company will be obligated to pay Xencor tiered royalties on net sales ranging from low- to mid-single-digits under the amended 2019 Xencor Agreement and at the mid-single-digits under the amended 2020 Xencor Agreement.

Milestone Payable under the TomegaVax Letter Agreement

In February 2021, pursuant to the TomegaVax Letter Agreement, the Company achieved the specified share price resulting in a $10.0 million payable to TomegaVax’s former stockholders within 90 business days.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f)) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of Vir Biotechnology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Vir Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vir Biotechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 25, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding the Board of Directors and Corporate Governance – Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Information Regarding the Board of Directors and Corporate Governance – Nominating and Corporate Governance Committee,” “Information Regarding the Board of Directors and Corporate Governance – Audit Committee” and “Information Regarding the Board of Directors and Corporate Governance – Compensation Committee” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC by April 29, 2021, or the Proxy Statement.

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

4.3	Description of Capital Stock (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.1+	Vir Biotechnology, Inc. 2019 Equity Incentive Plan, (incorporated herein by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-234212), filed with the SEC on October 15, 2019).

10.2+	2019 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.11 to the Company’s Form S-8 (File No. 33-234212), filed with the SEC on October 15, 2019).

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

10.5+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under Vir Biotechnology, Inc. 2019 Equity Incentive Plan.

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

10.8+	Non-Employee Director Compensation Policy.

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

10.16+

Employment Letter Agreement between the Company and Steven Rice, dated August 22, 2019 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-39083), filed with the SEC on November 10, 2020).

10.17+

Promotion Letter Agreement between the Company and Steven Rice, dated July 30, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-39083), filed with the SEC on November 10, 2020).

10.18+

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

10.20†

Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated October 16, 2017 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

Exhibit Number	Description
10.21†

Amendment No.1 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated December 17, 2019 (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.22†

Amendment No.2 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated March 3, 2020 (incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.23†

Amendment No.3 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated April 1, 2020 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.24†	Letter Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated December 23, 2020.

10.25†

Common Stock Issuance Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated October 16, 2017 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.26†

Amendment No. 1 to the Common Stock Issuance Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated December 17, 2019 (incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March, 26, 2020).

10.27†

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

10.29†	Amendment No. 1 to License Agreement between the Company and MedImmune, LLC, dated September 1, 2020.

10.30†

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

10.32†

Agreement and Plan of Merger between the Company, Vir Merger Sub, Inc., Agenovir Corporation, and Dr. Stephen R. Quake, dated January 2, 2018 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.33†

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
10.34†

Letter Agreement between the Company and the Bill & Melinda Gates Foundation, dated December 23, 2016 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.35†

Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated January 26, 2018 (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.36†

Amendment No. 1 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated April 18, 2019 (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.37†

Amendment No. 2 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated February 24, 2020 (incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.38†	Amendment No. 3 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated May 22, 2020.

10.39†	Amendment No. 4 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated December 8, 2020.

10.40†

Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated March 16, 2018 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.41†

Amendment No. 1 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated April 22, 2019 (incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.42†

Amendment No. 2 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated October 28, 2019 (incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.43†

Amendment No. 3 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated May 29, 2020 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q (File No. 001-39083), filed with the SEC on August 11, 2020).

10.44†

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

10.47

Amendment to License Agreement between the Company (as successor in interest to Humabs BioMed SA) and the Institute for Research in Biomedicine, dated February 10, 2012 (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

Exhibit Number	Description

10.48†

Amendment Agreement between the Company (as successor in interest to Humabs BioMed SA) and the Institute for Research in Biomedicine, dated January 29, 2018 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.49†

Exclusive License Agreement between the Company and The Rockefeller University, dated July 31, 2018 (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.50†

Amendment to Exclusive License Agreement between the Company and The Rockefeller University, dated May 17, 2019 (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.51†	Second Amendment to Exclusive License Agreement between the Company and The Rockefeller University, dated September 28, 2020.

10.52†

Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.53†

Amendment 1 to Sub-License and Collaboration Agreement, dated April  19, 2013, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.54†

Amendment 2 to Sub-License and Collaboration Agreement, dated April  27, 2015, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.55†

Amendment 3 to Sub-License and Collaboration Agreement, dated December  31, 2015, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.56†

Amendment 4 to Sub-License and Collaboration Agreement, dated August 29, 2016, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.57†

Amendment 5 to Sub-License and Collaboration Agreement, dated July  15, 2017, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.58†

Amendment 6 to Sub-License and Collaboration Agreement, dated September  7, 2018, between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.59

Lease Agreement between the Company and ARE-SAN FRANCISCO NO. 43, LLC, dated March  30, 2017 (incorporated herein by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.60

First Amendment to Lease between the Company and ARE-SAN FRANCISCO NO. 43, LLC, dated April 10, 2019 (incorporated herein by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

Exhibit Number	Description

10.61	Sublease Agreement between the Company and Dropbox, Inc., dated November 4, 2020.

10.62†

Patent License Agreement between the Company and Xencor, Inc., dated August 15, 2019 (incorporated herein by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.63†

Patent License Agreement between the Company and Xencor, Inc., dated March 25, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on June 19, 2020).

10.64†

Preliminary Collaboration Agreement between the Company, GlaxoSmithKline Intellectual Property Development Limited and GlaxoSmithKline Biologicals SA, dated April 5, 2020 (incorporated herein by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.65†

Definitive Collaboration Agreement between the Company, Glaxo Wellcome UK Limited and Beecham S.A., dated June 9, 2020 (incorporated herein by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.66

Stock Purchase Agreement between the Company and Glaxo Group Limited, dated April 5, 2020 (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.67†

Clinical Development and Manufacturing Agreement between the Company and Biogen Inc., dated May 22, 2020 (incorporated herein by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.68†

Binding Letter Agreement between the Company and Samsung Biologics Co., Ltd., dated April 9, 2020 (incorporated herein by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.69

Assignment and Novation Agreement among the Company, GlaxoSmithKline Trading Services Limited and Samsung Biologics Co., Ltd., dated July 31, 2020 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on August 7, 2020).

10.70†

Development and Manufacturing Collaboration Agreement between the Company and Wuxi Biologics (Hong Kong) Limited, dated February 25, 2020 (incorporated herein by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.71†

Letter of Intent between the Company and Wuxi Biologics (Hong Kong) Limited, dated June 15, 2020 (incorporated herein by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.72

Assignment and Novation Agreement among the Company, GlaxoSmithKline Trading Services Limited and WuXi Biologics (Hong Kong) Limited, dated July 29, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on August 7, 2020).

10.73

Sales Agreement, dated as of November 10, 2020, by and between the registrant and Cowen and Company, LLC. (incorporated by reference to Exhibit 1.2 to the Company’s registration statement on Form S-3 (Filed No. 333-250013), filed with the SEC on November 10, 2020).

21.1

List of subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description
24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to confidential treatment.
*

The certification attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIR BIOTECHNOLOGY, INC.

Date: February 25, 2021	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2021	By:	/s/ Howard Horn
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

Signature	Title	Date

/s/ George Scangos	President, Chief Executive Officer and	February 25, 2021
George Scangos, Ph.D.	Director (Principal Executive Officer)

/s/ Howard Horn	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2021
Howard Horn

/s/ Vicki Sato	Chairman of the Board of Directors	February 25, 2021
Vicki Sato, Ph.D.

/s/ Janet Napolitano	Director	February 25, 2021
Janet Napolitano

/s/ Robert More	Director	February 25, 2021
Robert More

/s/ Robert Nelsen	Director	February 25, 2021
Robert Nelsen

/s/ Dipchand Nishar	Director	February 25, 2021
Dipchand Nishar

/s/ Robert Perez	Director	February 25, 2021
Robert Perez

/s/ Saira Ramasastry	Director	February 25, 2021
Saira Ramasastry

/s/ Phillip Sharp	Director	February 25, 2021
Phillip Sharp, Ph.D.

/s/ Elliott Sigal	Director	February 25, 2021
Elliott Sigal, M.D., Ph.D.

/s/ Jeffrey S. Hatfield	Director	February 25, 2021
Jeffrey S. Hatfield