Form 10-Q
period 2021-03-31
Vir Biotechnology, Inc.
filed 2021-05-06
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 130,039,838 shares of common stock, $0.0001 par value per share, outstanding.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

•

We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in furtherance of our pursuit of a potential therapy for COVID-19, the disease caused by the virus SARS-CoV-2, and we may be unable to secure sufficient capital, market demand or manufacturing capacity to develop and commercialize a therapy that successfully treats the virus in a timely manner, if at all.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$521,396	$436,575
Short-term investments	211,636	300,286
Restricted cash and cash equivalents, current	8,601	7,993
Receivable from collaboration	112,500	—
Contract asset	112,500	—
Prepaid expenses and other current assets	26,481	27,511
Total current assets	993,114	772,365
Intangible assets, net	33,687	33,820
Goodwill	16,937	16,937
Property and equipment, net	17,291	17,946
Operating right-of-use assets	60,461	61,947
Restricted cash and cash equivalents, noncurrent	6,998	6,919
Other assets	7,096	8,827
TOTAL ASSETS	$1,135,584	$918,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,701	$5,077
Accrued and other liabilities	70,069	76,936
Deferred revenue, current portion	262,929	6,451
Contingent consideration, current portion	24,400	10,600
Total current liabilities	361,099	99,064
Deferred revenue, noncurrent	3,815	3,815
Operating lease liabilities, noncurrent	66,615	66,556
Contingent consideration, noncurrent	46,036	25,374
Deferred tax liability	3,253	3,253
Other long-term liabilities	3,815	3,847
TOTAL LIABILITIES	484,633	201,909
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 129,891,856 and 127,416,740 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	1,488,337	1,385,301
Accumulated other comprehensive loss	(1,304)	(1,278)
Accumulated deficit	(836,095)	(667,184)
TOTAL STOCKHOLDERS’ EQUITY	650,951	716,852
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,135,584	$918,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Grant revenue	$1,371	$5,231
Contract revenue	605	487
Total revenue	1,976	5,718
Operating expenses:
Research and development	134,870	64,979
General and administrative	25,739	12,649
Total operating expenses	160,609	77,628
Loss from operations	(158,633)	(71,910)
Other income (expense):
Interest income	164	1,755
Other expense, net	(10,246)	(7,069)
Total other income (expense)	(10,082)	(5,314)
Loss before provision for income taxes	(168,715)	(77,224)
Provision for income taxes	(196)	(16)
Net loss	$(168,911)	$(77,240)
Net loss per share, basic and diluted	$(1.32)	$(0.71)
Weighted-average shares outstanding, basic and diluted	127,742,614	108,387,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(168,911)	$(77,240)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(40)	844
Amortization of actuarial loss	14	5
Other comprehensive income (loss)	(26)	849
Comprehensive loss	$(168,937)	$(76,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	127,416,740	$13	$1,385,301	$(1,278)	$(667,184)	$716,852
Issuance of common stock in connection with a collaboration agreement	1,924,927	—	85,213	—	—	85,213
Vesting of restricted common stock	52,963	—	—	—	—	—
Exercise of stock options	497,226	—	2,352	—	—	2,352
Stock-based compensation	—	—	15,471	—	—	15,471
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(168,911)	(168,911)
Balance at March 31, 2021	129,891,856	$13	$1,488,337	$(1,304)	$(836,095)	$650,951

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	107,648,925	$11	$793,051	$(601)	$(368,519)	$423,942
Reclassification of derivative liability to additional paid-in capital	—	—	29,245	—	—	29,245
Vesting of restricted common stock	618,079	—	427	—	—	427
Exercise of stock options	83,364	—	143	—	—	143
Stock-based compensation	—	—	2,967	—	—	2,967
Other comprehensive income	—	—	—	849	—	849
Net loss	—	—	—	—	(77,240)	(77,240)
Balance at March 31, 2020	108,350,368	$11	$825,833	$248	$(445,759)	$380,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,911)	$(77,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,269	1,000
Amortization of intangible assets	133	306
Amortization of premiums on investments, net	409	562
Noncash lease expense	1,484	816
Change in estimated fair value of contingent consideration	44,462	7,165
Change in estimated fair value of derivative liability	—	16,796
Stock-based compensation	15,471	2,967
Other	19	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	943	549
Other assets	(63)	(125)
Accounts payable	(1,317)	12,944
Accrued liabilities and other long-term liabilities	(18,827)	(10,204)
Operating lease liabilities	4	(761)
Deferred revenue	35,395	(3,189)
Net cash used in operating activities	(89,529)	(48,409)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(667)	(1,302)
Purchases of investments	(5,000)	(40,472)
Maturities of investments	93,201	145,813
Proceeds from disposal of an asset held for sale	—	180
Net cash provided by investing activities	87,534	104,219
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a collaboration agreement	85,213	—
Payment of principal on financing lease obligation	(62)	(58)
Proceeds from exercise of stock options	2,352	143
Net cash provided by financing activities	87,503	85
Net increase in cash, cash equivalents and restricted cash and cash equivalents	85,508	55,895
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	451,487	122,816
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$536,995	$178,711
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$378	$521
Reclassification of derivative liability to additional paid-in capital	$—	$29,245
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$521,396	$168,418
Restricted cash and cash equivalents, current	8,601	9,101
Restricted cash and cash equivalents, noncurrent	6,998	1,192
Total cash, cash equivalents and restricted cash	$536,995	$178,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of March 31, 2021, no shares have been issued under the Sales Agreement.

Need for Additional Capital

The Company has incurred net losses since inception and expects such losses to continue over the next several years. As of March 31, 2021, the Company had an accumulated deficit of $836.1 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company had, excluding restricted cash, $733.0 million of cash, cash equivalents, and short-term investments at March 31, 2021. Based on the Company’s business plans, management believes that its cash, cash equivalents, and short-term investments as of March 31, 2021 will be sufficient to fund its operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed consolidated financial statements include the accounts of Vir and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

Certain information and footnote disclosures typically included in the Company’s annual consolidated financial statements have been condensed or omitted. As such, these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

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

Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic, the Company has implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will have an impact on the clinical development timelines for some of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short -term investments. Cash and cash equivalents are deposited in checking and sweep accounts at a financial institution. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the condensed consolidated balance sheets. As of March 31, 2021, the Company has no off-balance sheet concentrations of credit risk.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. During the three months ended March 31, 2021 and 2020, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Investments

Investments include available-for-sale securities and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the condensed consolidated statements of operations. The Company’s policy is not to measure an allowance for credit losses for interest receivable and to write off any uncollectible interest receivable as a reversal of interest income in the period in which it determines the interest will not be collected.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on their estimated standalone selling prices (“SSP”). For performance obligations satisfied over time, the Company estimates the efforts needed to complete the performance obligation and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligation using an input measure.

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

Acquisitions

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date and are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the condensed consolidated balance sheets. The changes in fair values of contingent consideration related to the achievement of various development milestones related to product candidates are recorded within research and development expense.

When the Company determines that entities acquired do not meet the definition of a business, the transaction is accounted for as an acquisition of assets. Therefore, the consideration paid to acquire IPR&D is expensed, and no goodwill is recorded. Any contingent consideration is generally recognized only when it becomes payable or is paid.

Embedded Derivatives

The Company evaluates its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. Embedded derivatives are reported on the condensed consolidated balance sheets at their estimated fair values. Contingent consideration related to asset acquisitions that meet the definition of an embedded derivative is classified as contingent consideration on the condensed consolidated balance sheets. Any change in estimated fair values, as determined at each measurement period, are recorded in the condensed consolidated statements of operations based on the nature of the related contingencies. Changes in fair values of embedded derivatives related to the achievement of various development milestones for product candidates are recorded within research and development expense. Otherwise, changes in fair values are recorded within other income (expense), net.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		March 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$517,343	$—	$—	$517,343
Bank time deposits	Level 2	15,000	—	—	15,000
U.S. government treasuries	Level 2	206,591	45	—	206,636
Total financial assets		$738,934	$45	$—	$738,979

(1)	Includes $15.6 million of restricted cash equivalents.

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$421,835	$—	$—	$421,835
U.S. government treasuries	Level 2	300,201	91	(6)	300,286
Total financial assets		$722,036	$91	$(6)	$722,121

(1)	Includes $14.9 million of restricted cash equivalents.

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities is presented within prepaid expenses and other current assets in the condensed consolidated balance sheets, and amounted to $0.7 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company did not write off any accrued interest receivable during the three months ended March 31, 2021 and 2020. As of March 31, 2021, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized gains recorded in accumulated other comprehensive income (loss) were immaterial at March 31, 2021. As of March 31, 2021, no securities have contractual maturities of longer than one year.

Level 3 liabilities consist of contingent consideration as of March 31, 2021 and December 31, 2020.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of March 31, 2021, the Company calculated the estimated fair value of the clinical and regulatory milestones using the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Discount rates	5% - 8% (5%)
Probability of achievement	14% - 72% (60%)

(1)	Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of a discrete revenue forecast and the increased likelihood that the clinical trials would commence. As of March 31, 2021, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, as well as the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Volatility	60%
Discount rate	11%
Probability of achievement	14% - 72% (67%)

(1)	Unobservable inputs were weighted based on the relative fair value of the commercial milestone payments.

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of March 31, 2021 and December 31, 2020, the estimated fair value of the contingent consideration related to the Humabs acquisition was $63.3 million and $29.2 million, respectively, with changes in the estimated fair value recorded in research and development expense in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per-share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. In February 2021, the Company achieved one of the milestones related to a specified per-share price of its common stock resulting in a $10.0 million payable to TomegaVax’s former stockholders within 90 business days of achieving such milestone, subject to a 90-day grace period at the Company’s option in certain circumstances. As of March 31, 2021, the fair value of the remaining contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Volatility	90%
Discount rates	0% - 0.2% (0.2%)

(1)	Unobservable inputs were weighted based on the relative fair value of the underlying milestones.

As of March 31, 2021 and December 31, 2020, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $7.1 million and $6.8 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2020	$35,974
Changes in fair value recognized in research and development expenses	34,100
Changes in fair value recognized in other expense, net	10,362
Reclassification of contingent consideration to accrued liabilities upon achievement of milestone	(10,000)
Balance at March 31, 2021	$70,436

4.Acquisitions

Acquisition of TomegaVax

In September 2016, the Company entered into an agreement and plan of merger (“TomegaVax Merger Agreement”) to acquire all of the equity interests of TomegaVax. The primary asset purchased in the acquisition was an in-process cytomegalovirus vector-based vaccine platform for use in HBV, HIV, and TB. The acquisition was accounted for as an asset purchase.

In connection with the entry into the TomegaVax Merger Agreement, the Company also entered into a letter agreement with TomegaVax (the “TomegaVax Letter Agreement”), which provides for certain payments to TomegaVax’s former stockholders before September 2024, in each case so long as the Company is continuing to pursue the development of the TomegaVax technology. Under the terms of the TomegaVax Letter Agreement, the Company will be required to pay to the former stockholders of TomegaVax milestone payments of up to an aggregate of $30.0 million if the per-share price of the Company’s publicly traded common stock, or implied price per share of the Company’s Series A-1 convertible preferred stock (or common stock upon conversion) upon a certain asset sale, merger or stock sale, is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization), with the amount of such payments determined by the share price and the stage of the Company’s clinical development at the time of the relevant event triggering the payment. The share price of the Company’s publicly traded common stock will be determined using the average of the daily volume-weighted average trading price of the Company’s common stock for each trading day during a consecutive 90-day period. The foregoing payments are payable (i) during any date after the completion of an initial public offering by the Company or any successor or affiliate controlling the TomegaVax technology, provided that no payment will be due before the first anniversary of the initial public offering, (ii) upon the sale of all assets related to the TomegaVax technology or (iii) upon a merger or stock sale of the Company or any successor or affiliate controlling the TomegaVax technology, in each case subject to certain conditions with respect to the timing of the payments. The payments under the TomegaVax Letter Agreement can be made in cash or shares of the Company’s common stock, at the discretion of the Company’s board of directors. In February 2021, the Company achieved one of the milestones related to the specified per-share price of its common stock, which resulted in a $10.0 million payable to TomegaVax’s former stockholders within 90 business days, subject to a 90-day grace period at the Company’s option in certain circumstances.

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of March 31, 2021, the estimated fair value of the embedded derivative was $7.1 million.

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company which discovers and develops monoclonal antibodies (“mAbs”) derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third parties. The Company is obligated to pass-through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. In addition to the cash payment and issuance of common stock to the former Humabs shareholders at the acquisition date, the Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for an HBV product; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product, which the Company elected as a severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) product.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2020, the Company achieved one of the specified clinical milestones for the HBV product. As such, the Company paid $10.0 million related to this milestone event in June 2020. In October 2020, the Company achieved another specified clinical milestone for the SARS-CoV-2 product and paid $10.0 million related to this milestone event. The estimated fair value of the remaining contingent consideration was $63.3 million as of March 31, 2021.

Acquisition of Agenovir

In January 2018, the Company entered into an agreement and plan of merger with Agenovir Corporation (“Agenovir”), under which the Company purchased all equity interests of Agenovir. The primary assets purchased in the acquisition were in-process research and development programs in human papillomavirus and HBV using CRISPR/Cas9. The acquisition was accounted for as an asset purchase.

At the acquisition date, the Company paid cash and issued shares of Series A-2 convertible preferred stock to the former Agenovir stockholders. During a specified period following the closing of the Agenovir acquisition, the Company will be required to pay Agenovir’s former stockholders up to $135.0 million in the aggregate for the achievement of specified development, regulatory and commercial milestones for the first HBV product.

None of the milestones have been achieved as of March 31, 2021, therefore no amounts were recognized relating to the contingent consideration.

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

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.7 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The grant term expired on February 28, 2021. The Company has requested an extension of the TB Grant term, subject to approval, and any unused funds at the end of the term will be returned to the Bill & Melinda Gates Foundation. As of March 31, 2021, the Company had $5.5 million of unused funds received in advance and previously recorded as deferred revenue within accrued and other liabilities.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.6 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
6.	Collaboration and License Agreements

Collaboration Agreements with GSK

2020 GSK Collaboration

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. (referred to individually and together, as “GSK”) entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

the Company and certain GSK entities in April 2020 (the “2020 Preliminary Agreement”) (such definitive collaboration agreement, the “2020 GSK Agreement”). Concurrently with the execution of the 2020 Preliminary Agreement, the Company entered into a stock purchase agreement (the “2020 Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. After receipt of antitrust clearance on April 22, 2020, the Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the associated 2020 Stock Purchase Agreement between the parties (“Effective Date”). Under the terms of the 2020 GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, and potentially other coronaviruses (the “Functional Genomics Program”).

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

On a collaboration product-by-collaboration product basis, each party will have the one-time right, at specified points in development, to opt-out of its co-funding obligations, and the other party may, at its election, either pursue such program unilaterally, or also cease research and development activities and funding of such collaboration product. If the opt-out provisions are not exercised by either party subject to the terms of the 2020 GSK Agreement, the parties would share all profits and losses arising from any collaboration product in the same ratios in which the parties bore development costs for such collaboration program. For each collaboration product as to which a party exercises its opt-out right, the commercializing party will pay to the opt-out party royalties on net sales of the applicable collaboration product at rates based on factors such as the stage of development of such collaboration product at the time the opt-out party exercises such right, and whether the opt-out party is the lead party, or a portion of the sublicense revenue if the commercializing party chooses to sublicense or otherwise divest rights to such collaboration product. On an antibody product-by-antibody product basis, the Company has a co-promotion right for such antibody product in the United States, under which the Company will have the right to perform up to 20% of details in connection with such antibody product.

The 2020 GSK Agreement will remain in effect with respect to each collaboration program for as long as there is a collaboration product being developed or commercialized by the lead party, or the non-opt-out party, in such program. Either party has the right to terminate the 2020 GSK Agreement in the case of the insolvency of the other party, an uncured material breach of the other party with respect to a collaboration program or collaboration product, or as mutually agreed by the parties. The 2020 GSK Agreement superseded and replaced the 2020 Preliminary Agreement between the parties.

The Company considered the ASC 606 criteria for combining contracts and determined that the 2020 GSK Agreement and 2020 Stock Purchase Agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The fair market value of the common stock issued to GGL was $206.7 million, based on the closing stock price of $36.70 on the date of execution of the 2020 Preliminary Agreement and 2020 Stock Purchase Agreement and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $43.3 million premium received by the Company. The Company accounted for the common stock issued to GGL based on its fair market value on the transaction date and determined that the premium paid by GSK should be attributed to the transaction price of the 2020 GSK Agreement.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company concluded that the 2020 GSK Agreement contained four units of account: (i) the license granted to GSK under the Antibody Program (the “Antibody License”); (ii) the research and development activities (including clinical manufacturing) under the Antibody Program; (iii) the research and development activities under the Vaccine Program; and (iv) the research and development activities under the Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2020 GSK Agreement are performance obligations with a customer. The Company determined that the Antibody License is within the scope of ASC 606 and accordingly, accounted for the Antibody License as a distinct performance obligation under ASC 606. The Antibody License is a functional intellectual property and is distinct from the associated research and development activities to be performed under the program due to its significant standalone functionality. All other elements of the 2020 GSK Agreement including the research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer.

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

The remaining units of account of the 2020 GSK Agreement were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities of the arrangement. Furthermore, the Company and GSK participate in the commercial profit and loss sharing arrangement for each program commensurate with each party’s cost-sharing responsibilities during research and development. Because ASC 808 does not provide recognition and measurement guidance, the Company determined that the guidance in ASC 730, Research and Development, was appropriate to analogize to, based on the nature of the cost-sharing provisions of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. The Company also concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the products under the Vaccine and Functional Genomics Programs will be analogized to ASC 606 and therefore, will be recognized when the related sales occur.

Costs associated with co-development activities performed under the agreement are included in research and development expenses on the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three months ended March 31, 2021, the Company recognized $18.5 million as additional research and development expense under the 2020 GSK Agreement. The Company has a payable to GSK of $13.6 million included in accrued and other liabilities as of March 31, 2021.

2021 Expanded GSK Collaboration

On February 14, 2021, the Company and GSK entered into a binding preliminary collaboration agreement (the “2021 Preliminary Agreement”), under which the parties agreed to expand the 2020 GSK Agreement to include collaboration on three separate programs: (1) a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus (the “Influenza Program”); (2) an expansion of the parties’ current Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses (the “Expanded Functional Genomics Program”); and (3) additional programs to develop neutralizing mAbs directed to up to three non-influenza target pathogens selected by GSK (the “Selected Pathogens” and such programs, the “Additional Programs”).

For three years following the effective date of the 2021 Preliminary Agreement, the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for the programs within the expanded collaboration. Under the Influenza Program, the parties will collaborate to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of influenza, including the Company’s influenza mAbs. The Company may conduct the development and clinical manufacturing activities for VIR-2482 up to completion of Phase 2 clinical trial. Provided that the Company conducts and completes Phase 2 clinical trial for VIR-2482, GSK will have the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482 under the Influenza Program (the “VIR-2482 Option”). GSK will be the lead party for development, clinical and commercial manufacturing and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the VIR-2482 Option, if applicable). The parties will mutually agree upon the

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

allocation of responsibility for development of products under the Expanded Functional Genomics Program, and for development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK will be primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, upon execution of the definitive agreement, the Company will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program.

In general, the parties will share 50% of all development costs in accordance with the budget for each of the collaboration programs (other than for the Selected Pathogens and VIR-2482 unless GSK exercises the VIR-2482 Option), with each party having the right to opt-out of its co-funding obligations at specified points in development. In such case, the party continuing with the program will pay to the opt-out party a royalty on net sales of products arising from such program at rates to be agreed in a more detailed collaboration agreement (the “Definitive Collaboration Agreement”), determined by the stage of development at which the opt-out is exercised. Following the exercise of an opt-out right by a party the other party may, at its election, either pursue such program unilaterally, or also cease the conduct and funding of such collaboration product. In the absence of any opt-out, the parties will also share 50% of all profits and losses arising from any collaboration product.

GSK will make an upfront payment to the Company of $225.0 million, 50% of which became payable at the effective date of the 2021 Preliminary Agreement and 50% of which will become payable at the effective date of the Definitive Collaboration Agreement. If GSK exercises the VIR-2482 Option, GSK will pay the Company an option exercise fee of $300.0 million unless certain agreed product criteria for VIR-2482 are not met, in which case the parties will negotiate an alternative option exercise fee. Upon achievement of a pre-defined regulatory milestone for the first product in the Influenza Program, which may be (i) VIR-2482 (if GSK exercised the VIR-2482 Option), (ii) a next-generation mAb, or (iii) any other influenza mAb approved by the JSC to be included in the collaboration, arising from the Influenza Program, GSK will make a milestone payment to the Company of up to $200.0 million.

The parties will continue to negotiate the Definitive Collaboration Agreement, including more detailed financial terms, as well as operational provisions and consequences of any ongoing collaboration program as a result of a change of control of the Company. If the parties cannot reach agreement and enter into the Definitive Collaboration Agreement within 90 days following the effective date of the 2021 Preliminary Agreement, the terms of the Definitive Collaboration Agreement will be determined through an agreed process.

Concurrently with the execution of the 2021 Preliminary Agreement, the Company entered into a stock purchase agreement (the “2021 Stock Purchase Agreement”) with GGL under which GGL agreed to purchase shares of the Company’s common stock for an aggregate purchase price of approximately $120.0 million. The consummation of the transactions under each of the 2021 Preliminary Agreement and the 2021 Stock Purchase Agreement were subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expiration was effective on March 24, 2021. The 2021 Preliminary Agreement and 2021 Stock Purchase Agreement consummated on March 25, 2021, which the Company used as measurement date for accounting purposes. On March 31, 2021, the Company closed the sale of 1,924,927 shares of its common stock to GGL.

The Company accounted for the 2021 Preliminary Agreement as a modification to the 2020 GSK Agreement under ASC 606. The contract modification was accounted for on a prospective basis as if it were a termination of the existing contract and the creation of a new contract since the additional promised goods and services were distinct from the goods and services that were transferred on or before the effective date of the 2021 Preliminary Agreement. There was no impact to the accounting assessment of the original contract as a result of executing the 2021 Preliminary Agreement.

The Company considered the ASC 606 criteria for combining contracts and determined that the 2021 Preliminary Agreement and 2021 Stock Purchase Agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The fair market value of the common stock issued to GGL was $85.2 million, based on the closing stock price of $52.70 on March 25, 2021 and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $34.8 million premium received by the Company. The Company accounted for the common stock issued to GGL based on its fair market value on the transaction date and determined that the premium paid by GSK should be attributed to the transaction price of the 2021 Preliminary Agreement.

The Company concluded that the 2021 Preliminary Agreement contained the following units of account: (i) the VIR-2482 Option; (ii) three distinct rights granted to GSK related to the Selected Pathogens (each, a “Selected Pathogens Right”); (iii) the right to receive license and know-how to the next-generation mAbs under the Influenza Program (the “Next Gen License Right”); (iv) the research and development activities for next generation mAbs under the Influenza Program; and (v) the research and development activities,

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

including license rights and know-how, under the Expanded Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2021 Preliminary Agreement are performance obligations with a customer. The Company determined that the distinct performance obligations at the contract inception under ASC 606 consisted of: (i) the VIR-2482 Option and (ii) the three Selected Pathogens Rights, each representing a material right; and (iii) the Next Gen License Right. All other elements of the 2021 Preliminary Agreement including the research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer.

At inception, the transaction price included fixed consideration consisting of $112.5 million, representing 50% of the upfront fee due upon the effectiveness of the 2021 Preliminary Agreement, and $34.8 million, representing the premium on the sale of common stock to GSK. In addition, the transaction price included the remaining $112.5 million of the upfront fee which is considered unconstrained at March 31, 2021 and will be received following the execution of the Definitive Collaboration Agreement. All potential future milestones and other payments were considered constrained at the inception of the 2021 Preliminary Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur.

The respective estimated SSP for each of the performance obligations was determined to allocate the transaction price. The estimated SSP of each performance obligation was determined considering relevant market conditions, entity-specific factors and information about the customer, while maximizing the use of available observable inputs. For the Next Gen License Right, the Company determined that GSK will be able to benefit from the license at the time the license is granted and therefore, the related performance obligation will be satisfied at a point in time. If any of the option rights are exercised, the Company will evaluate the related promises to identify the performance obligations to be transferred and the timing of revenue recognition. If any of the option rights expire prior to being exercised, the Company will recognize any deferred revenue allocated to the option right as revenue at the time of expiration. As of March 31, 2021, the Company recorded the entire transaction price of $259.8 million as current deferred revenue on its condensed consolidated balance sheet related to these performance obligations. The Company will re-evaluate the transaction price in each reporting period. Of the $259.8 million, the Company recorded a receivable from collaboration of $112.5 million, which was subsequently received in April 2021, and a contract asset of $112.5 million as of March 31, 2021 for the portion of the upfront payment due upon execution of the Definitive Collaboration Agreement.

The research and development activities for the next generation mAbs under the Influenza Program and the Expanded Functional Genomics Program were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities of the arrangement. Furthermore, the Company and GSK participate in the commercial profit and loss sharing arrangement for each program commensurate with each party’s cost-sharing responsibilities during research and development. Because ASC 808 does not provide recognition and measurement guidance, the Company determined that the guidance in ASC 730, Research and Development, was appropriate to analogize to based on the nature of the cost-sharing provisions of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. The Company also concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the related products will be analogized to ASC 606 and therefore, will be recognized when the related sales occur.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. No additional expenses or reimbursements were recognized under the 2021 Preliminary Agreement during the three months ended March 31, 2021.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

the Field of Use. The number of options that the Company may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program.

As partial consideration for the Company’s entry into the Brii Agreement, upon closing of Brii Bio Parent’s Series A preferred stock financing, the Company received ordinary shares equal to 9.9% of the outstanding shares in Brii Bio Parent. As a result of Brii Bio’s right to exercise one of its options for the Company’s HBV siRNA program, under the terms of the Alnylam Agreement, as amended, the Company transferred to Alnylam a specified percentage of such equity consideration allocable to such program under a share transfer agreement in February 2020.

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

The Company has determined that Brii Bio Parent and its wholly-owned subsidiary Brii Bio are variable interest entities due to their reliance on future financing and having insufficient equity at risk. However, the Company does not have the power to direct activities that most significantly impact the economic success of these entities and is not considered the primary beneficiary of these entities. Therefore, the Company does not consolidate Brii Bio Parent or Brii Bio. The Company also determined that it does not exercise significant influence over Brii Bio Parent or Brii Bio. As of March 31, 2021 and December 31, 2020, the investment in Brii Bio Parent has a carrying value of $5.7 million, which is included in other assets on the condensed consolidated balance sheets. The Company also has a contract liability of $3.8 million within deferred revenue which represents deferred consideration for the remaining three options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its options or the options expire. The Company accounts for its investment in Brii Bio Parent’s ordinary shares at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Brii Bio Parent.

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

The Company evaluated the transaction under ASC 606 and identified one performance obligation consisting of the license granted to Brii Bio. Under the Brii Agreement, Brii Bio is responsible for performing all research and development activities and the Company does not have any other performance obligations within the context of ASC 606 under the arrangement after the option exercise. The transaction price is determined to be $22.7 million which consists of the $20.0 million option exercise fee and $2.7 million of the deferred revenue allocated to the VIR-2218 option at the inception of the Brii Agreement. The Company determined that the license is considered a functional intellectual property that is a distinct performance obligation under ASC 606. Specifically, the Company believes the license is capable of being distinct, as Brii Bio has the capabilities to develop the license either on its own or by contracting other third parties. Brii Bio can benefit from the license at the time of grant and therefore, the related performance obligation is satisfied at a point in time. Additionally, all potential future milestones and other payments are constrained because the Company cannot conclude it is probable that a significant reversal in the amount recognized would not occur. The Company will re-evaluate the transaction price in each reporting period.

During the three months ended March 31, 2021, the Company recognized $0.4 million as contract revenue from the supply of biological materials to Brii Bio. During the second quarter of 2020, the Company recognized the $22.7 million as license revenue from a related party. The Company separately paid $10.0 million, half of the option exercise proceeds, to Alnylam in connection with the Alnylam Agreement that was recognized as research and development expense during the same period.

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

Under the Alnylam Agreement, the Company paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of the Company’s common stock. Additionally, the receipt of consideration from Brii Bio as discussed above triggered a requirement

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

under the Alnylam Agreement to transfer a portion of the consideration, consisting of equity in Brii Bio Parent valued at $0.8 million, to Alnylam .

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

In March 2020, the Company achieved the specified development milestone relating to the Milestone Shares, which was accounted for as an embedded derivative. Consequently, the Company remeasured and reclassified the derivative liability to additional paid-in capital based on the estimated fair value of $29.2 million. The Company issued Alnylam 1,111,111 shares of its common stock and paid Alnylam $15.0 million in the second quarter of 2020.

Second and Third Amendments

In March and April 2020, the Company and Alnylam entered into the second and third amendments to the Alnylam Agreement (as amended, the “Amended Alnylam Agreement”) to expand the parties’ existing collaboration to include the development and commercialization of siRNA products targeting SARS-CoV-2, and potentially other related coronaviruses, and up to three targeting human host factors for SARS-CoV-2 (collectively, the “COVID Collaboration Targets”).

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Research and Development Expenses Recognized for the Period

The Company incurred expenses under the Alnylam Agreement of $0.9 million during the three months ended March 31, 2021. In addition to the $16.8 million change in fair value of the Milestone Shares and $15.0 million milestone payable to Alnylam, the Company incurred expenses of $2.3 million under the Alnylam Agreement during the three months ended March 31, 2020.

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

Rockefeller University

In July 2018, the Company entered into an exclusive license agreement with The Rockefeller University (“Rockefeller”), which was amended in May 2019, in September 2020, and in March 2021 (the “Rockefeller Agreement”). Under the Rockefeller Agreement, Rockefeller granted the Company a worldwide exclusive license under certain patent rights, and a worldwide non-exclusive license under certain materials and know-how covering certain antibody variants relating to a specified mutation leading to enhanced antibody function and utility, to develop, manufacture and commercialize infectious disease products covered by the licensed patents, or that involve the use or incorporation of the licensed materials and know-how, in each case for all uses and purposes for infectious diseases. The Company uses technology licensed under the Rockefeller Agreement in the Company’s antibody platform and in the Company’s product candidates VIR-3434 and VIR-7832.

The Company paid Rockefeller an upfront fee of $0.3 million for entry into the Rockefeller Agreement, and is required to pay annual license maintenance fees of $1.0 million. In addition, for the achievement of specified development, regulatory and commercial success milestone events, the Company will be required to pay up to $80.3 million, in the aggregate, for up to six infectious disease products. Any follow-on products beyond six products may result in additional milestone event payments. The Company will also be required to pay to Rockefeller a royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. The Company’s obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2020, the Company achieved one of the specified development milestones related to the HBV program. As such, the Company recognized $1.3 million related to this milestone event and annual license maintenance fees as research and development expense during the second quarter of 2020.

No expenses were recognized during the three months ended March 31, 2021 and 2020.

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

The Company will be obligated to make development, regulatory, and commercial milestone payments of up to $331.5 million, of which $5.0 million was paid in the third quarter of 2019, in the aggregate relating to influenza A and influenza B products. MedImmune will also be entitled to receive tiered royalties based on net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B at percentages ranging from the mid-single-digits to sub-teen double-digits.

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

Xencor

August 2019 License Agreement

In August 2019, the Company entered into a patent license agreement, which was amended in February 2021 (the “2019 Xencor Agreement”) with Xencor, Inc., (“Xencor”). Under the 2019 Xencor Agreement, as amended, the Company obtained a non-exclusive, sublicensable (only to its affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the influenza A and HBV research programs. These technologies are used in the Company’s VIR-2482, incorporating Xencor’s Xtend technology, and VIR-3434, incorporating Xencor’s Xtend and other Fc technologies, product candidates.

In consideration for the grant of the license, the Company paid Xencor an upfront fee. For each of the influenza A and HBV research programs, the Company will be required to pay Xencor development and regulatory milestone payments of up to $17.8 million in the aggregate, and commercial sales milestone payments of up to $60.0 million in the aggregate, for a total of up to $77.8 million in aggregate milestones for each program and $155.5 million in aggregate milestones for both programs. On a product-by-product basis, the Company will also be obligated to pay tiered royalties based on net sales of licensed products ranging from low- to mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the expiration of the last to expire valid claim in the licensed patents covering such product in such country.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

March 2020 License Agreement

In March 2020, the Company entered into a patent license agreement, which was amended in February 2021 (the “2020 Xencor Agreement”) with Xencor under which the Company obtained a non-exclusive, sublicensable (only to the Company’s affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the coronavirus research programs. These technologies are used in the Company’s VIR-7831, incorporating Xencor’s Xtend technology, and VIR-7832, incorporating Xencor’s Xtend and other Fc technologies, product candidates.

In consideration for the grant of the license, the Company will be obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years.

The amended 2020 Xencor Agreement and 2019 Xencor Agreement will remain in force, on a product-by-product and country-by-country basis, until the expiration of all royalty payment obligations under each of the respective agreements. The Company may terminate each agreement in its entirety, or on a target-by-target basis, for convenience upon 60 days’ written notice. Either party may terminate each agreement for the other party’s uncured material breach upon 60 days’ written notice (or 30 days in the case of non-payment) or in the event of bankruptcy of the other party immediately upon written notice. Xencor may terminate each agreement immediately upon written notice if the Company challenges, or upon 30 days’ written notice if any of the Company’s sublicensees challenge, the validity or enforceability of any patent licensed to the Company under each respective agreement.
7.	Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$17,577	$16,769
Computer equipment	568	556
Furniture and fixtures	1,444	1,444
Leasehold improvements	7,274	7,274
Construction in progress	925	1,135
Property and equipment, gross	27,788	27,178
Less accumulated depreciation and amortization	(10,497)	(9,232)
Total property and equipment, net	$17,291	$17,946

Depreciation and amortization expenses was $1.3 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Research and development expenses	$39,560	$49,384
Milestone payable	10,000	—
Payroll and related expenses	5,726	17,060
Excess funds payable under grant agreements	5,459	3,467
Operating lease liabilities, current	3,568	3,625
Other professional and consulting expenses	4,037	2,595
Other expenses	1,719	805
Total accrued and other liabilities	$70,069	$76,936

8.	Commitments and Contingencies

Lease Agreements

The Company has various lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2021 and 2033. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain lease agreements also provide the Company with the option to renew for additional periods ranging from one to five years. Most of these renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. In February 2021, the Company entered into a new lease arrangement for office and laboratory spaces in Oregon. The lease is expected to commence in the fourth quarter of 2021 when the Company obtains access to the leased space. In addition to the operating lease agreements, the Company entered into a sale-leaseback transaction in August 2019.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The maturity of the Company’s operating lease liabilities as of March 31, 2021 was as follows (in thousands):

Amounts
2021 (excluding the three months ended March 31, 2021)	$4,951
2022	9,707
2023	11,381
2024	10,558
2025	8,035
Thereafter	67,447
Total lease payments	112,079
Less: imputed interest	(39,522)
Less: net tenant improvement allowance yet to be received	(10,287)
Present value of operating lease liabilities	$62,270

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following amounts were recorded in the condensed consolidated balance sheets for the periods ended:

	March 31, 2021	December 31, 2020
	(in thousands)
Operating Leases
Current operating lease liabilities, net of tenant improvement allowances (1)	$7,913	$7,913
Operating right-of-use assets	60,461	61,947

Accrued and other liabilities	$3,568	$3,625
Operating lease liabilities, noncurrent	66,615	66,556
Total operating lease liabilities	$70,183	$70,181

(1)

Current portion of lease liabilities recorded in prepaid expenses and other current assets for which the lease incentives to be received exceed the minimum lease payments to be paid over the next twelve months.

Manufacturing and Supply Letter Agreements

In April 2020, the Company and Samsung Biologics Co., Ltd. (“Samsung”) entered into a binding letter agreement (the “Samsung Letter Agreement”), pursuant to which Samsung will perform development and manufacturing services for the Company’s SARS-CoV-2 antibody program. In August 2020, the Company, GlaxoSmithKline Trading Services Limited (“GSKTSL”) and Samsung entered into an Assignment and Novation Agreement effective as of July 31, 2020 pursuant to which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the Samsung Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the Samsung Letter Agreement.

In June 2020, the Company and WuXi Biologics entered into a binding letter of intent (the “WuXi Biologics Letter Agreement”), pursuant to which WuXi Biologics will perform certain development and manufacturing services for the Company’s SARS-CoV-2 antibody program. In August 2020, the Company, GSKTSL and WuXi Biologics entered into an Assignment and Novation Agreement effective as of July 29, 2020 pursuant to which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the WuXi Biologics Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the WuXi Biologics Letter Agreement.

In August 2020, GSKTSL entered into a Master Services Agreement with Samsung (the “Samsung MSA”) and a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics (the “WuXi Biologics MSA”) in connection with the performance of the obligations of the Company and GSK, pursuant to the 2020 GSK Agreement. In accordance with the terms of the 2020 GSK Agreement, the Company will continue to be responsible for 72.5% of the costs under each of the Samsung MSA and the WuXi Biologics MSA, and GSK will bear 27.5% of such costs under each of the Samsung MSA and the WuXi Biologics MSA, subject to certain conditions and exceptions.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

9.	Related Party Transaction

As a result of the Brii Agreement in May 2018, the Company holds a minority equity interest in Brii Bio through its parent company, Brii Bio Parent. Additionally, the Company’s Chief Executive Officer and member of the board of directors as well as another member of the Company’s board of directors serve on Brii Bio Parent’s board of directors.

10.	Stock-Based Awards

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2020	9,798,282	$5.25	8.5
Granted	2,346,030	$63.63
Exercised	(497,226)	$4.73
Forfeited	(234,088)	$26.91
Outstanding at March 31, 2021	11,412,998	$28.72	8.7	$290,084
Vested and expected to vest at March 31, 2021	11,412,998	$28.72	8.7	$290,084
Vested and exercisable at March 31, 2021	2,657,960	$7.32	7.6	$116,812

As of March 31, 2021, the Company expects to recognize the remaining unamortized stock-based compensation expense of $219.9 million related to stock options, over an estimated weighted average period of 2.8 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term of options (in years)	6.1	6.1
Expected stock price volatility	103.1% - 106.1%	88.8% - 95.2%
Risk-free interest rate	0.6% - 1.2%	0.7% - 1.2%
Expected dividend yield	—	—

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards and Restricted Stock Units Activities

The Company’s restricted stock awards (RSAs”) and restricted stock units (“RSUs”) were summarized as follows:

	Shares		Weighted Average Grant Date Fair Value
	RSU	RSA	RSU	RSA
Unvested as of December 31, 2020	—	89,261	$—	$1.48
Granted	932,265	—	$66.60	$—
Vested	—	(52,963)	$—	$1.44
Cancelled	(1,710)	—	$67.38	$—
Unvested as of March 31, 2021	930,555	36,298	$66.60	$1.53

The shares of RSA and RSU have not been included in the shares issued and outstanding.

As of March 31, 2021, there was $60.2 million of total unrecognized compensation cost related to unvested RSUs, all of which is expected to be recognized over a remaining weighted-average period of 3.9 years.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees, including shares sold through the issuance of non-recourse promissory notes of which all the shares are considered to be options for accounting purposes in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$8,430	$1,488
General and administrative	7,041	1,479
Total stock-based compensation	$15,471	$2,967

11.	Net Loss Per Share

As the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common securities outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2021	2020
Options issued and outstanding	11,412,998	7,959,416
Restricted shares subject to future vesting	966,853	1,457,432
Warrants to purchase common stock	—	244,444
Total	12,379,851	9,661,292

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

Overview

We are a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are among the leading causes of death worldwide and can cause trillions of dollars of direct and indirect economic burden each year – as evidenced by the COVID-19 pandemic. We believe that now is the time to apply the recent and remarkable advances in immunology to combat infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.

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

COVID-19

VIR-7831 is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing monoclonal antibody, or mAb, and incorporates Xencor’s Xtend™ technology.

•

In February, we initiated COMET-PEAK (COVID-19 Monoclonal antibody Efficacy Trial - Patient SafEty, TolerAbility, PharmacoKinetics), a Phase 2 trial with two parts. The first part, initiated in February, is evaluating the similarity in pharmacokinetics between VIR-7831 manufactured by different processes. The second part, which began in April, is comparing the safety and viral kinetics of intramuscularly, or IM, administered VIR-7831 to intravenously, or IV, administered VIR-7831 among low-risk adults with mild to moderate COVID-19. The low 500 mg dose of VIR-7831 lends itself to administration via an IM route, and could facilitate broader access to mAb therapy in settings where IV administration is not feasible. Data are expected in the second half of 2021.

•

In March, we announced that the VIR-7831 arm of the National Institutes of Health’s, or NIH’s, ACTIV (Accelerating COVID-19 Therapeutic Interventions and Vaccines) Program Phase 3 clinical trial met initial pre-specified criteria, and no safety signals were reported. Based on sensitivity analyses of the available data, the independent Data and Safety Monitoring Board recommended the VIR-7831 arm be closed to enrollment. We anticipate an NIH-led manuscript to be published later this year.

•

In March, we announced an Independent Data Monitoring Committee, or IDMC, recommended the Phase 3 COMET-ICE trial evaluating VIR-7831 as monotherapy for the early treatment of COVID-19 in adults at high risk of hospitalization be stopped for enrollment due to evidence of profound efficacy. The IDMC recommendation was based on an interim analysis of data from 583 patients enrolled in the COMET-ICE trial, which demonstrated an 85% (p=0.002) reduction in hospitalization or death in patients receiving VIR-7831 as monotherapy compared to placebo, the primary endpoint of the trial. VIR-7831 was well tolerated. As the trial remains ongoing and blinded with patients continuing to be followed for 24 weeks, additional results, including epidemiology and virology data, will be forthcoming once the trial is completed.

•

In March, we announced the submission of an Emergency Use Authorization request to the U.S. Food and Drug Administration, or FDA, for VIR-7831 for the treatment of adults and adolescents (aged 12 years and over and weighing at least 40 kg) with mild-to-moderate COVID-19 who are at risk for progression to hospitalization or death. The submission is based on the interim analysis of efficacy and safety data from the Phase 3 COMET-ICE trial. These data will also form the basis for a Biologics License Application submission to the FDA, planned in the second half of 2021.

•

In March, we announced topline data from Eli Lilly and Company, or Eli Lilly, expanded Phase 2 BLAZE-4 trial evaluating the potential benefits of VIR-7831 together with Eli Lilly’s investigational bamlanivimab (LY-CoV555) in low-risk adult patients with mild to moderate COVID-19. Results from the trial, which began dosing in January, showed that bamlanivimab 700 mg co-administered with VIR-7831 500 mg demonstrated a 70% (p<0.001) relative reduction in persistently high viral load (>5.27; cycle threshold value <27.5) at day 7 compared to placebo, meeting the primary endpoint. In addition, bamlanivimab administered with VIR-7831 demonstrated a statistically significant reduction compared to placebo in the key virologic secondary endpoints of mean change from baseline to days 3, 5, and 7 in SARS-CoV-2 viral load. No serious adverse events were reported in either trial arm. Together with Eli Lilly and GlaxoSmithKline plc, or GSK, we are engaging with the FDA and anticipate working with other global regulators regarding the possible co-administration of bamlanivimab and VIR-7831 for the treatment of COVID-19.

•

In April, we announced that the European Medicines Agency, or EMA, initiated a review of VIR-7831 for the treatment of adults and adolescents with COVID-19 who do not require oxygen supplementation and who are at high risk of progressing to severe COVID-19. The review is being carried out by the EMA’s Committee for Human Medicinal Products and will provide European Union-wide recommendations for national authorities who may take evidence-based decisions on the early use of the medicine, ahead of any formal Marketing Authorization Application.

•	In the second quarter of 2021, we plan to initiate two additional trials evaluating IM administration of VIR-7831:
o

COMET-TAIL (Treatment of Acute COVID-19 with Intramuscular monocLonal antibody) - a Phase 3 trial in high-risk adults to assess whether IM-administered VIR-7831 can reduce hospitalization or death due to COVID-19.

o	COMET-STAR (Stop Transmission of Acute SARS-CoV-2) - a Phase 3 trial in uninfected adults at high risk to determine whether IM-administered VIR-7831 can prevent symptomatic COVID-19 infection.

VIR-7832 is an investigational vaccinal SARS-CoV-2-neutralizing mAb, and incorporates Xencor’s Xtend and other Fc technologies. In April, the first patient was dosed in the UK National Health Service-supported AGILE initiative. The trial initiative is the first to evaluate VIR-7832 in a Phase 1b/2a trial of adults with mild to moderate COVID-19. VIR-7832 shares the same characteristics as VIR-7831 and has been engineered to potentially be a therapeutic T cell vaccine to further help treat and/or prevent COVID-19. Initial safety data are expected in the second half of 2021.

HBV

VIR-2218, an investigational HBV-targeting siRNA, is currently in a Phase 2 clinical trial. We also continued to progress a Phase 2 combination trial of VIR-2218 with pegylated interferon-alpha (PEG-IFN-α) to evaluate the potential for this combination to result in a functional cure for HBV. One year response durability data for VIR-2218 as monotherapy and initial clinical data for the combination of VIR-2218 with PEG-IFN-α will be presented at the European Association for the Study of the Liver, or EASL, International Liver Conference in June.

VIR-3434, an investigational HBV-neutralizing mAb and incorporates Xencor’s Xtend and other Fc technologies, is currently in a Phase 1 clinical trial. In late January, we announced initial topline data from this ongoing Phase 1 trial evaluating VIR-3434 for the treatment of patients with chronic HBV. The first blinded cohort consisted of eight patients with chronic HBV who were taking nucleoside reverse transcriptase inhibitors, or NRTIs, two of whom received placebo, and six of whom received a single dose of 6 mg VIR-3434. Six of the eight patients achieved a mean 1.3 log10 IU/mL reduction in serum HBV surface antigen by day eight, the day when nadir was achieved in most patients. Additional safety and efficacy data will be presented at the EASL International Liver Conference in June. We also expect to initiate a Phase 2 trial of VIR-3434 in combination with VIR-2218 in the second half of 2021.

Influenza A virus

VIR-2482, an investigational mAb designed for the prevention of influenza A and incorporates Xencor’s Xtend technology, is currently in a Phase 1/2 clinical trial and has been generally well-tolerated. In February, we signed a binding preliminary collaboration agreement, or the 2021 Preliminary Agreement, with GSK to expand our existing collaboration to include the research and development of new therapies for influenza and other respiratory viruses. The expanded collaboration, which builds on the agreement signed in 2020 to research and develop therapies for coronaviruses, provides GSK exclusive rights to collaborate with us on the development of potential best-in-class mAbs for the prevention or treatment of influenza. As part of the agreement, we and GSK will also engage in two additional research programs: 1) an expansion of the current functional genomics collaboration to include other respiratory virus targets; and 2) the development of up to three neutralizing mAbs identified using our antibody technology platform to target non-influenza pathogens during a three-year research period. Given the relatively low incidence of flu during the COVID-19 pandemic, we and GSK are currently evaluating the potential timelines for advancing influenza therapies, including VIR-2482 and other therapies covered under the expanded agreement. Under the terms of the agreement, GSK will pay $345.0 million in a combination of an upfront payment and a further equity investment in us. For details regarding this agreement, see Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

HIV

VIR-1111, an investigational HIV T cell vaccine based on human cytomegalovirus, or HCMV, is currently in a Phase 1 trial. This proof-of concept trial is designed to test the hypothesis that this new approach can elicit potentially protective immune responses that differ from other HIV vaccines. If observed, this T cell vaccine could potentially have utility in additional types of infections and other challenging areas, including cancer. Initial clinical data are anticipated in the second half of 2021.

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials.

We have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering and convertible preferred securities and payments received under our grant and collaboration agreements. As of March 31, 2021, excluding restricted cash, we had $733.0 million in cash, cash equivalents and short-term investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2021 will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our net losses were $168.9 million and $77.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $836.1 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net operating losses for at least the next several years. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal chemistry, manufacturing and control capabilities and are working with contract development and manufacturing organizations, or CDMOs to supply our early stage product candidates in the near-term. We have completed our internal capacity build in process development, analytical development, quality, manufacturing and supply chain. Specifically, our San Francisco, California and Portland, Oregon facilities include laboratories that support process development, production of HCMV research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 through Phase 3 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for our COVID-19 program, we and our partner GSK have executed manufacturing agreements with large-scale CDMOs to support future scale-up and capacity, particularly for potential commercialization.

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

Provision for Income Taxes

Provision for income taxes consisted of international income tax.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue:
Grant revenue	$1,371	$5,231	$(3,860)
Contract revenue	605	487	118
Total revenue	1,976	5,718	(3,742)
Operating expenses:
Research and development	134,870	64,979	69,891
General and administrative	25,739	12,649	13,090
Total operating expenses	160,609	77,628	82,981
Loss from operations	(158,633)	(71,910)	(86,723)
Other income (expense):
Interest income	164	1,755	(1,591)
Other expense, net	(10,246)	(7,069)	(3,177)
Total other income (expense)	(10,082)	(5,314)	(4,768)
Loss before provision for income taxes	(168,715)	(77,224)	(91,491)
Provision for income taxes	(196)	(16)	(180)
Net loss	$(168,911)	$(77,240)	$(91,671)

Revenue

The decrease in total revenue was primarily due to the timing of research activities under the HIV and TB grants with the Bill & Melinda Gates Foundation.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$53,013	$32,995	$20,018
Personnel	25,803	14,409	11,394
Contract manufacturing	11,320	1,685	9,635
Clinical costs	29,734	3,221	26,513
Other	15,000	12,669	2,331
Total research and development expenses	$134,870	$64,979	$69,891

This increase in research and development expenses was primarily due to the following factors:

•	clinical costs increased $26.5 million, which was primarily attributable to activities related to our VIR-7831 and VIR-2218 clinical trials;
•

licenses, collaborations and contingent consideration expenses increased by $20.0 million, which was primarily attributable to increases of $33.8 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, and $18.5 million in costs under our collaboration with GSK, partially offset by $31.8 million decrease due to achievement of the first development milestone under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, in the first quarter of 2020;

•	personnel-related expenses increased by $11.4 million, which was primarily attributable to an increase in our headcount;
•	contract manufacturing expense increased by $9.6 million, which was primarily related to initiation of manufacturing activities and process development for our COVID-19 programs; and
•	other research and development expenses increased by $2.3 million, which was primarily attributable to increase in the allocation of facilities and other costs due to an increase in our headcount.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in personnel-related expenses related to additional headcount, legal fees, and external consulting expenses.

Interest Income

The decrease in interest income was primarily due to lower interest rates and higher amortization of premium on investment balances in the three months ended March 31, 2021 compared to the same period in 2020.

Other Income (Expense), Net

The increase in other expense was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

As of March 31, 2021, excluding restricted cash, we had $733.0 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $836.1 million. To date, we have financed our operations primarily through sales of our common stock from our initial public offering and follow-on offering; sales of our convertible preferred securities; and payments received under our grant and collaboration agreements.

In November 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. As of March 31, 2021, no shares have been issued under the Sales Agreement.

In March 2021, in connection with the 2021 Preliminary Agreement with GSK, we issued 1,924,927 shares of our common stock to Glaxo Group Limited (an affiliate of GSK), or GGL, for an aggregate purchase price of approximately $120.0 million. In addition, in April 2021, we received $112.5 million of the total upfront fee under the 2021 Preliminary Agreement with GSK.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2021 will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	any expenses needed to attract, hire and retain skilled personnel;
•	the costs of operating as a public company; and
•	the extent to which we acquire or in-license other companies’ product candidates and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(89,529)	$(48,409)
Investing activities	87,534	104,219
Financing activities	87,503	85
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$85,508	$55,895

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $89.5 million. This consisted primarily of a net loss of $168.9 million, partially offset by a decrease in our net operating assets of $16.1 million and non-cash charges of $63.2 million. The change in our net operating assets of $16.1 million was primarily due to an increase in deferred revenue of $35.4 million related to upfront fee received under the 2021 Preliminary Agreement with GSK, which was partially offset by decreases in accrued liabilities and other long-term liabilities by $18.8 million and in accounts payable by $1.3 million due to timing of payments. The non-cash charges of $63.2 million primarily consisted of $44.5 million for revaluation of contingent consideration, $15.5 million for stock-based compensation expense, and $1.3 million for depreciation and amortization.

During the three months ended March 31, 2020, net cash used in operating activities was $48.4 million. This consisted primarily of a net loss of $77.2 million and an increase in our net operating assets of $0.8 million, partially offset by non-cash charges of $29.6 million. The change in our net operating assets of $0.8 million was primarily due to a decrease in deferred revenue of $3.2 million related to revenue recognized from the Bill & Melinda Gates Foundation grants and a decrease in accrued liabilities and other long-term liabilities of $10.2 million, which was partially offset by an increase of $12.9 million in accounts payable. The non-cash charges of $29.6 million primarily consisted of $3.0 million for stock-based compensation expense, $16.8 million for the change in fair value of the derivative liability under our collaboration and license agreement with Alnylam, $7.2 million for revaluation of contingent consideration and $1.0 million for depreciation and amortization.

Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities was $87.5 million. This consisted primarily of $93.2 million in proceeds received from investments which matured during the period, partially offset by purchases of investments of $5.0 million.

During the three months ended March 31, 2020, net cash provided by investing activities was $104.2 million. This consisted primarily of $145.8 million in proceeds received from investments which matured during the period, partially offset by purchases of investments of $40.5 million and purchases of property and equipment of $1.3 million.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $87.5 million. This consisted primarily of proceeds received from the issuance of our common stock to GGL of $85.2 million in March 2021 and from exercises of stock options of $2.4 million.

Contractual Obligations and Commitments

There have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC. Brii Biosciences Limited, or Brii Bio Parent, and its wholly owned subsidiary, Brii Biosciences Offshore Limited, or Brii Bio, are variable interest entities due to their reliance on future financing and insufficient equity at risk. However, we do not have the power to direct activities that most significantly impact the economic success of these entities and are not the primary beneficiary, and therefore we do not consolidate Brii Bio Parent or Brii Bio.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited condensed consolidated financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $537.0 million as of March 31, 2021, which consisted of money market funds and bank time deposits. We also had short-term investments of $211.6 million as of March 31, 2021. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2021.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the condensed consolidated statements of operations and were not material for the three months ended March 31, 2021 and 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in April 2016, we have incurred significant net losses and have never generated any revenue from product sales. Our net loss was $168.9 million and $77.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $836.1 million.

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

We are a clinical-stage company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. As an organization, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization or arrange for a third party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of March 31, 2021, excluding restricted cash, we had cash, cash equivalents and short-term investments of $733.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2021 will fund our current operating plans through at least the next 12 months from the issuance date of our consolidated financial statements for the period ended March 31, 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in furtherance of our pursuit of a potential therapy for COVID-19, the disease caused by the virus SARS-CoV-2, and we may be unable to secure sufficient capital, market demand or manufacturing capacity to develop and commercialize a therapy that successfully treats the virus in a timely manner, if at all.

In response to the ongoing outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as VIR-7831 and VIR-7832. Although we have submitted an application to the U.S. Food and Drug Administration, or the FDA, requesting Emergency Use Authorization, or EUA, for VIR-7831 for the early treatment of COVID-19, and the European Medicines Agency has started review of VIR-7831 for the early treatment of COVID-19, we have not obtained regulatory approval for any of these product candidates, and we may be unable to develop and commercialize a therapy that successfully treats the virus in a timely manner, if at all.

We are also committing substantial financial resources, both internally and externally, and personnel to the development of a potential therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the market demand and role that antibody therapies will play in the treatment COVID-19. There are no assurances that there will be sufficient market demand for our COVID-19 therapies. Market demand and utilization of our COVID-19 therapies may be adversely impacted by factors such as the rollout of vaccines, the emergence of new viral variants, and the current challenges in the delivery and administration of mAbs to patients.

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations and which will require significant additional funding. Our current estimated aggregate commitments to GSK under two separate master services agreements with Samsung Biologics Co., Ltd. and WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for drug substance, drug product and raw material were approximately $362 million as of March 31, 2021, excluding the approximate “access fee” payable to Biogen, Inc. that is payable only if we use Biogen, Inc.’s technology. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” and “Business—Manufacturing—Manufacturing Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Form 10-K.

While we believe securing such manufacturing capacity and technological expertise is crucial to the potential success of our SARS-CoV-2 antibody development programs, such capital commitments plus any future commitments, in the aggregate, may, in the future, exceed our available cash and cash equivalents and short-term investments. We may also need to enter into additional manufacturing arrangements in the future in order to create an effective supply chain for our COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity that we have already secured, we may remain obligated to pay for such excess manufacturing capacity, which could adversely affect our business, financial condition, results of operations and prospects. We will need to raise substantial additional capital to fund the development of our product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all and our ability to obtain additional capital could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of the approved product candidate, either in the United States or abroad.

In addition, another party may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy that is easier to deliver and administer to patients in a timelier manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs, including prophylactic vaccines, antivirals, immunomodulators, and antibodies some of which are further along in the development process than we are. For example, in November 2020, Regeneron Pharmaceuticals, Inc., or Regeneron, received EUA from the FDA for REGEN-COV (casirivimab with imdevimab), a cocktail of two monoclonal antibodies, which has been shown to reduce hospitalization and death risk by 70% in clinical trials. In addition, Eli Lilly and Company, or Eli Lilly, received EUA from the FDA in February 2021 for bamlanivimab and etesevimab, administered together, for the treatment of mild-to-moderate COVID19. Other companies like AstraZeneca plc, or AstraZeneca, and Adagio Therapeutics, or Adagio, have been successful in securing government support and funding, respectively, and are in the process of developing antibody treatments that, if successful, could be effective against known viral variants and be administered via intramuscular, or IM, injection. There are also efforts by other companies in developing prophylactic vaccines against COVID-19. For example, in December 2020, Pfizer Inc. and Moderna, Inc. and in February 2021, Janssen Biotech Inc. received EUA from the FDA for their COVID-19 vaccines which have been proven to be 95%, 94% and 85% effective, respectively, in clinical trials. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that there will be sufficient market demand for our COVID-19 therapies, that we will secure U.S. government funding or that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable given the operational challenges and raw material shortages that the industry has experienced during the COVID-19 pandemic, all of which may adversely impact our ability to commercialize a therapy for COVID-19. In addition, several organizations have already secured significant commitments from governments to purchase COVID-19 antibodies and vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19, if approved. Additionally, the availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the transient nature of pandemics, could negatively impact or eliminate demand for our COVID-19 therapies. For additional information regarding our competition see the section below titled “—Risks Related to the Development and Commercialization of Our Product Candidates — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

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

Furthermore, even if we obtain regulatory approval for our product candidates, we may still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors, including government health administration authorities. If we are unable to successfully commercialize our product candidates or if there is an insufficient demand for our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

The continued spread of COVID-19 globally, or the evolution of new variants of COVID-19 that are more contagious, have more severe effects or are resistant to treatments or vaccinations, could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to enroll and retain patients as well as CROs and clinical trial site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

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

We may in the future be required to make these payments, which could adversely affect our financial condition. In addition, we cannot be certain that we will achieve the results or benefits that justifies entering into these agreements. For additional information regarding these and other collaboration, license and grant agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” in our 2020 Form 10-K.

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

We currently focus our product development on product candidates for the treatment and prevention of serious infectious diseases. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our product candidates. Our estimates of the number of people who have these diseases, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, and the market demand for our product candidates are based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of the diseases we are targeting. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be receptive to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. Additionally, the availability of superior or competitive therapies from our competitors could negatively impact or eliminate market demand for our product candidates. If the market opportunities for our product candidates are smaller than we estimate, it could have an adverse effect on our business, financial condition, results of operations and prospects.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and an emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. The availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the unpredictable nature of pandemics and the prevalence of new variants of COVID-19, could negatively impact or eliminate demand for our COVID-19 therapies. Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, small-molecule drugs, antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants or in producing a therapy that is easier to deliver and administer to patients in a timelier manner.

Our commercialization potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. The key competitive factors affecting the success of all our programs are likely to be efficacy, safety, and convenience. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead Sciences, Inc., which is FDA approved for the treatment of COVID-19 in hospitalized settings, and several treatments and prophylactic vaccines are available by the EUA. Currently, two intravenously administered antibody regimens are available by the EUA, bamlanivimab and etesevimab by Eli Lilly, and casirivimab and imdevimab by Regeneron, in the mild-to-moderate setting. Convalescent plasma is also available by the EUA. Additionally, COVID-19 vaccines are available in the U.S. by the EUA from Janssen Biotech, Inc., Moderna, Inc. and Pfizer Inc. (in partnership with BioNTech SE). Numerous large and small pharmaceutical and biotechnology companies are developing programs with various mechanisms of actions, including prophylactic vaccines, antivirals, immunomodulators, and antibodies. Companies with antibodies in clinical development include AbbVie, Inc., Adagio, AstraZeneca, Brii Bio, Celltrion Healthcare Co., Ltd., Eli Lilly and Regeneron. Companies with oral antivirals in clinical development include Pfizer Inc., Merck & Co. and Roche Holding AG,. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A.

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

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For additional information regarding our competitors, see the section titled “Business—Competition” in our 2020 Form 10-K.

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

If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for any approved product will be subject to regulatory requirements and continuing regulatory review. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines, among other actions. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval” in our 2020 Form 10-K.

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

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify such as cybersecurity-related issues; however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Conditions in the insurance markets relating to nearly all areas of traditional corporate insurance change rapidly and may result in higher premium costs, higher policy deductibles and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

Risks Related to Regulatory Compliance

The regulatory pathways for our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are continually evolving, and may result in unexpected or unforeseen challenges.

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development stages. VIR-7831, a SARS-CoV-2-neutralizing mAb, is currently in a Phase 3 clinical trial, and in a Phase 2 clinical trial evaluating an IM formulation. In the second quarter of 2021, we also plan to initiate two additional Phase 3 clinical trials evaluating IM formulation of VIR-7831. In addition, in the second quarter of 2021, we initiated a Phase 1b/2a clinical trial for VIR-7832, also a SARS-CoV-2-neutralizing mAb. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. If we are granted an EUA for one of our COVID-19 product candidates, we would be able to commercialize such candidate prior to FDA approval. Furthermore, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways, including if one of our COVID-19 product candidates is not yet approved by the FDA and if we and our commercialization and manufacturing partners have invested in commercialization and manufacturing of one of our COVID-19 product candidates under an EUA.

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

Accordingly, if any of our future small molecule product candidates are approved, competitors could file ANDAs for generic versions of these products or 505(b)(2) NDAs that reference our products. If competitors are able to obtain marketing approval for generics referencing our small molecule product candidates, such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. For additional information regarding competition, see the section titled “Business—Competition” in our 2020 Form 10-K.

Any biologic, or large molecule, product candidates for which we intend to seek approval may face competition sooner than anticipated.

If we are successful in achieving regulatory approval to commercialize any biologic product candidate faster than our competitors, such product candidates may face competition from biosimilar products. In the United States, large molecule product candidates are regulated by the FDA as biologic products subject to approval under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. For additional information regarding biosimilars and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Biosimilars and Exclusivity” in our 2020 Form 10-K.

If competitors are able to obtain marketing approval for biosimilars referencing our large molecule product candidates, if approved, such products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. For additional information regarding competition, see the section titled “Business—Competition” in our 2020 Form 10-K.

Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval” in our 2020 Form 10-K. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For additional information regarding healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform” in our 2020 Form 10-K.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, in February 2021, the FDA issued guidance strongly recommending that individual monoclonal antibody products be developed with the expectation that they will be combined with one or more monoclonal antibody products that bind to different epitopes to minimize the risk of losing activity against emergent variants. This type of government action could have a negative impact on our business, financial condition, results of operations and prospectus. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Further, our reliance on third-party suppliers and manufacturers entails risks to which we would not be subject to at all or in some cases at a much lower risk if we manufactured product candidates ourselves, including:

•	delay or inability to procure or expand sufficient manufacturing capacity;
•	issues related to scale-up of manufacturing;
•	excess manufacturing capacity due to insufficient market demand for our product candidates and responsibility for the associated costs;
•	costs and validation of new equipment and facilities required for scale-up;
•	inability of our third-party manufacturers to execute technology transfers, manufacturing procedures and other logistical support requirements appropriately;
•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	reliance on single sources for product components;
•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single-source supplier;
•	lack of ownership to the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•	disruptions to operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics, including, for example, the ongoing COVID-19 pandemic; and
•	carrier disruptions or increased costs that are beyond our control.

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

Furthermore, there are a limited number of suppliers and manufacturers that supply synthetic siRNAs. Alnylam is currently supplying clinical material for our VIR-2218 Phase 1/2 clinical trial through its CDMOs. We will assume responsibility for technology transfer and manufacturing ahead of any Phase 3 clinical trials for VIR-2218. Alnylam currently relies on a limited number of CDMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of Alnylam and Alnylam’s CDMOs to meet our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CDMO’s facility and ability to comply with the applicable manufacturing requirements, including use of the proper raw material components, which could result in unusable product. This would cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we may need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications with a priority date before March 16, 2013, an interference proceeding in the United States can be initiated by such third party, or by the U.S. Patent and Trademark Office, or USPTO, itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application, or ANDA, filed with the FDA to obtain permission to sell a generic version of such product candidate. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit. For additional information regarding the Hatch-Waxman Act and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Hatch-Waxman Amendments and Exclusivity” in our 2020 Form 10-K.

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, derivation proceedings, post grant review and inter partes review before the USPTO. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all, and if such an instance arises, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Parties making claims against us may also seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates.

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

In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counterclaims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. Third parties may also challenge inventorship through a derivation proceeding or other litigation proceeding challenging inventorship, which can include claims of misappropriation of intellectual property, filing a patent application without authorization of the true inventor, not listing inventors, or listing non-inventors as inventors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

If the U.S. government, the World Trade Organization, or WTO, or other governmental body imposes an intellectual property rights waiver, our ability to successfully commercialize our COVID-19 product candidates and protect our related technology could be adversely affected.

The WTO is currently considering a waiver of intellectual property rights for COVID-19 vaccines and the U.S. government recently took a stance in support of the waiver. The current proposal is for a temporary waiver of intellectual property rights that cover COVID-19 vaccines, however, the ultimate timing and scope of the waiver, if approved, is unknown. The scope and timing of such waiver will likely be subject to extensive negotiations given the complexity of the matter, which may result in prolonged uncertainty, which could adversely affect our business. If a waiver is approved and covers COVID-19 treatments or prophylactics, such as VIR-7831 and VIR-7832, our ability to successfully commercialize our COVID-19 product candidates and protect our related technology could be adversely affected.

The current waiver proposal is the result of public health concerns from the COVID-19 pandemic and an effort to make vaccines more widely available worldwide. This proposal may also lead to similar waivers of intellectual property rights in the future in connection with other public health pandemics or epidemics or other situations of public health concern. Given that our business is focused on treating and preventing infectious diseases, there is a risk that our business and our ability to protect our technology could be adversely affected in situations beyond COVID-19.

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

We entered into a letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in December 2016 in connection with the Bill & Melinda Gates Foundation’s investment in us through the purchase of $20.0 million of shares of our convertible preferred stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Letter Agreement with the Bill & Melinda Gates Foundation” in our 2020 Form 10-K.

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

In addition, in connection with our acquisitions of TomegaVax, Humabs and Agenovir, we are required to make future contingent payments upon the achievement of certain milestones. We may in the future be required to make these payments, which could adversely affect our financial condition. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Acquisition Agreements” in our 2020 Form 10-K.

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

As of March 31, 2021, we had 340 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel all within the context of the rapidly evolving global pandemic of COVID-19. We continue to closely monitor the COVID-19 situation and will evolve our expansion plans as needed. As a result of the global pandemic, the majority of our workforce has been working from home since March 2020. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. We have implemented plans to reopen our offices to allow employees to return when appropriate. Although these plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented, there is uncertainty regarding recent phased reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that have joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CDMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current COVID-19 pandemic, the SARS-CoV-2 variants that have further complicated the fight to subdue the global pandemic and any future outbreaks of the disease. The COVID-19 pandemic has resulted in travel restrictions, quarantines orders and other restrictions by governments to reduce the spread of the disease. As a result, a large part of our workforce has been working remotely since March 2020 and plans to fully reopen our offices have not yet been initiated. Due to the COVID-19 pandemic and our remote workforce, we have experienced an increased risk to our information technology assets and data. Our reopening plans, when implemented, will be consistent with local government requirements and their phased approach to reopening. The effects of the restrictions related to the COVID-19 pandemic and our work-from-home policies, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The continued spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it has already resulted in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 and the evolution of new variants of COVID-19 that are resistant to existing treatments or vaccinations continue to rapidly evolve. The ultimate impact of the ongoing COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

If our information systems, or those maintained on our behalf, fail or suffer security breaches, such events could result in, without limitation, the following: a significant disruption of our product development programs; an inability to operate our business effectively; unauthorized access to or disclosure of the personal information we process; and other adverse effects on our business, financial condition, results of operations and prospects.

Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely are potentially vulnerable to malware, computer viruses, denial-of-service attacks (such as credential stuffing), ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information collectively, Sensitive Information. We may also experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. We have recently experienced security breaches of our information technology systems, such as through business email compromises. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and operations.

We may be required to expend significant resources (including financial), fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Furthermore, if a security breach were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions.

For example, we have experienced social engineering schemes designed to gain access to our systems, including recent business email compromises through phishing attacks, and we may be a target of other phishing attacks, social engineering attacks or other cyber-attacks in the future. If a data security breach affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged or our operations, disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. Such laws may include the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH. Under these laws specifically, notice of certain security breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, or the HHS, and for extensive breaches, to the media or state attorneys general. Such a notice could further harm our reputation and our ability to compete. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Furthermore, a data security breach could result in fines, increased costs or loss of revenue and we could incur liability (such as through regulatory fines and penalties as well as private claims), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Additionally, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

We receive, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations, liability and risks related to privacy, security, and data protection, and our actual or perceived failure to comply with such obligations could lead to government enforcement actions (that could include fines and penalties), a disruption of our clinical trials or commercialization of our products, private litigation, harm to our reputation, or other adverse effects on our business or prospects.

We receive, process, store and use personal information and other data about our clinical trial participants, employees, partners and others. We are, or may become, subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, industry standards, as well as policies, contracts and other obligations that apply to the processing of personal information by us and on our behalf, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We strive to comply with all applicable data protection requirements and obligations; however new laws, policies, codes of conduct and legal obligations may arise, continue to evolve, be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and conflict with one another. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable data protection requirements may result in governmental enforcement actions (including fines, penalties, judgments, settlements, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information, orders to destroy or not use personal information, imprisonment of company officials and public censure), civil claims, litigation, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, operations and financial performance, interrupt or stop clinical trials, limit our ability to develop or commercialize our products, or require us to revise or restructure our operations. With substantial uncertainty over the interpretation and application of these laws, regulations and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our efforts to do so. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval—Privacy Laws” in our 2020 Form 10-K.

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

We have incurred substantial losses since inception and have no assurances that we will become profitable in the near future, if ever. As of December 31, 2020, we had net operating loss carryforwards of $483.7 million for federal tax purposes and $216.8 million for state tax purposes. If not utilized, federal carryforwards will begin expiring in 2035 and state carryforwards will begin expiring in 2031. Our ability to use our federal and state net operating losses to offset potential future taxable income is dependent upon our generation of future taxable income before any expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

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

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, through April 30, 2021, the closing price of our stock ranged from $11.83 per share to $83.07 per share. In the first quarter of 2021, our stock experienced pronounced and extended periods of volatility. For example, after we announced initial topline data from our ongoing Phase 1 trial of VIR-3434 for Chronic Hepatitis B Virus, our stock price went up significantly. Our stock price then significantly decreased following the announcement that our ACTIV-3 trial for VIR-7831 had been closed to enrollment. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. For a summary of these provisions, see the section titled “Anti-Takeover Provisions of Delaware Law and Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws—Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws” in Exhibit 4.3 Description of Capital Stock filed as part of our 2020 Form 10-K.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on October 16, 2019).

10.1†	Preliminary Collaboration Agreement between the Company, GlaxoSmithKline Intellectual Property Development Limited and GlaxoSmithKline Biologicals SA, dated February 14, 2021.

10.2†	Stock Purchase Agreement between the Company and Glaxo Group Limited, dated February 14, 2021.

10.3†	Amendment 1 to Patent License Agreement dated as of August 15, 2019, between the Company and Xencor, Inc., dated February 23, 2021.

10.4†	Amendment 1 to Patent License Agreement dated as of March 25, 2020, between the Company and Xencor, Inc., dated February 23, 2021.

10.5†	Third Amendment to Exclusive License Agreement between the Company and The Rockefeller University, dated March 1, 2021.

10.6+	Amended and Restated Employment Letter Agreement between the Company and Ann M. Hanly, dated May 4, 2021.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to confidential treatment.
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

VIR BIOTECHNOLOGY, INC.

Date: May 6, 2021	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Howard Horn
Howard Horn
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)