Form 10-Q
period 2021-06-30
Vir Biotechnology, Inc.
filed 2021-08-05
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 130,611,795 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in furtherance of our pursuit of a potential therapy for COVID-19, the disease caused by the virus SARS-CoV-2, and we may be unable to secure sufficient capital, market demand or manufacturing capacity to successfully develop and commercialize a therapy that treats the virus in a timely manner, if at all.
•
Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of EUA product(s) and our product candidates in a timely manner. If we are not able to obtain required regulatory approvals and marketing authorizations, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$741,951	$436,575
Short-term investments	84,107	300,286
Restricted cash and cash equivalents, current	7,004	7,993
Prepaid expenses and other current assets	29,233	27,511
Total current assets	862,295	772,365
Intangible assets, net	33,554	33,820
Goodwill	16,937	16,937
Long-term investments	50,680	—
Property and equipment, net	20,251	17,946
Operating right-of-use assets	58,972	61,947
Restricted cash and cash equivalents, noncurrent	7,002	6,919
Other assets	7,890	8,827
TOTAL ASSETS	$1,057,581	$918,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,032	$5,077
Accrued and other liabilities	64,074	76,936
Deferred revenue, current portion	44,718	6,451
Contingent consideration, current portion	26,200	10,600
Total current liabilities	146,024	99,064
Deferred revenue, noncurrent	55,496	3,815
Operating lease liabilities, noncurrent	68,938	66,556
Contingent consideration, noncurrent	42,692	25,374
Deferred tax liability	3,253	3,253
Other long-term liabilities	3,853	3,847
TOTAL LIABILITIES	320,256	201,909
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 130,479,975 and 127,416,740 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	1,512,928	1,385,301
Accumulated other comprehensive loss	(1,334)	(1,278)
Accumulated deficit	(774,282)	(667,184)
TOTAL STOCKHOLDERS’ EQUITY	737,325	716,852
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,057,581	$918,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$5,333	$—	$5,333	$—
Contract revenue	168,653	43,522	169,266	44,009
Grant revenue	3,082	719	4,453	5,950
License revenue from a related party	—	22,747	—	22,747
Total revenue	177,068	66,988	179,052	72,706
Operating expenses:
Cost of revenue	1,144	—	1,152	—
Research and development	86,126	79,653	220,996	144,632
Selling, general and administrative	28,781	16,386	54,520	29,035
Total operating expenses	116,051	96,039	276,668	173,667
Income (loss) from operations	61,017	(29,051)	(97,616)	(100,961)
Other income (expense):
Interest income	97	825	261	2,580
Other income (expense), net	752	(2,895)	(9,494)	(9,964)
Total other income (expense)	849	(2,070)	(9,233)	(7,384)
Income (loss) before provision for income taxes	61,866	(31,121)	(106,849)	(108,345)
Provision for income taxes	(53)	(46)	(249)	(62)
Net income (loss)	$61,813	$(31,167)	$(107,098)	$(108,407)
Net income (loss) per share, basic	$0.48	$(0.27)	$(0.83)	$(0.97)
Net income (loss) per share, diluted	$0.46	$(0.27)	$(0.83)	$(0.97)
Weighted-average shares outstanding, basic	130,121,943	114,980,652	128,938,851	111,684,283
Weighted-average shares outstanding, diluted	133,789,977	114,980,652	128,938,851	111,684,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$61,813	$(31,167)	$(107,098)	$(108,407)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(44)	(549)	(84)	295
Amortization of actuarial loss	14	6	28	11
Other comprehensive income (loss)	(30)	(543)	(56)	306
Comprehensive income (loss)	$61,783	$(31,710)	$(107,154)	$(108,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2021	129,891,856	$13	$1,488,337	$(1,304)	$(836,095)	$650,951
Vesting of restricted common stock	34,446	—	—	—	—	—
Exercise of stock options	553,673	—	3,593	—	—	3,593
Stock-based compensation	—	—	20,998	—	—	20,998
Other comprehensive loss	—	—	—	(30)	—	(30)
Net income	—	—	—	—	61,813	61,813
Balance at June 30, 2021	130,479,975	$13	$1,512,928	$(1,334)	$(774,282)	$737,325

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2020	108,350,368	$11	$825,833	$248	$(445,759)	$380,333
Issuance of common stock in connection with the achievement of a milestone	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	6,626,027	1	206,698	—	—	206,699
Issuance of common stock for cashless exercise of warrant	211,774	—	—	—	—	—
Vesting of restricted common stock	612,546	—	462	—	—	462
Exercise of stock options	815,260	—	2,245	—	—	2,245
Stock-based compensation	—	—	5,750	—	—	5,750
Other comprehensive loss	—	—	—	(543)	—	(543)
Net loss	—	—	—	—	(31,167)	(31,167)
Balance at June 30, 2020	117,727,086	$12	$1,040,988	$(295)	$(476,926)	$563,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	127,416,740	$13	$1,385,301	$(1,278)	$(667,184)	$716,852
Issuance of common stock in connection with a collaboration agreement	1,924,927	—	85,213	—	—	85,213
Vesting of restricted common stock	87,409	—	—	—	—	—
Exercise of stock options	1,050,899	—	5,945	—	—	5,945
Stock-based compensation	—	—	36,469	—	—	36,469
Other comprehensive loss	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(107,098)	(107,098)
Balance at June 30, 2021	130,479,975	$13	$1,512,928	$(1,334)	$(774,282)	$737,325

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	107,648,925	$11	$793,051	$(601)	$(368,519)	$423,942
Reclassification of derivative liability to additional paid-in capital	—	—	29,245	—	—	29,245
Issuance of common stock in connection with the achievement of a milestone	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	6,626,027	1	206,698			206,699
Issuance of common stock for cashless exercise of warrant	211,774	—	—	—	—	—
Vesting of restricted common stock	1,230,625	—	889	—	—	889
Exercise of stock options	898,624	—	2,388	—	—	2,388
Stock-based compensation	—	—	8,717	—	—	8,717
Other comprehensive income	—	—	—	306	—	306
Net loss	—	—	—	—	(108,407)	(108,407)
Balance at June 30, 2020	117,727,086	$12	$1,040,988	$(295)	$(476,926)	$563,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,098)	$(108,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,538	2,061
Amortization of intangible assets	266	612
Amortization of premiums on investments, net	(238)	818
Noncash lease expense	2,973	1,646
Change in estimated fair value of contingent consideration	42,918	27,790
Payment of contingent consideration in excess of acquisition date fair value	—	(6,453)
Change in estimated fair value of derivative liability	—	16,796
Stock-based compensation	36,469	8,717
Other	32	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	521	(2,159)
Other assets	(857)	(361)
Accounts payable	4,933	(1,342)
Accrued liabilities and other long-term liabilities	(22,287)	6,791
Operating lease liabilities	(93)	(1,557)
Deferred revenue	90,452	(4,011)
Net cash provided by (used in) operating activities	50,529	(59,048)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,744)	(2,645)
Purchases of investments	(55,729)	(129,899)
Maturities of investments	221,382	247,168
Proceeds from disposal of an asset held for sale	—	180
Net cash provided by investing activities	162,909	114,804
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a collaboration agreement	85,213	206,699
Payment of contingent consideration	—	(3,547)
Payment of principal on financing lease obligation	(126)	(115)
Proceeds from exercise of stock options	5,945	2,388
Net cash provided by financing activities	91,032	205,425
Net increase in cash, cash equivalents and restricted cash and cash equivalents	304,470	261,181
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	451,487	122,816
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$755,957	$383,997
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$2,485	$312
Reclassification of derivative liability to additional paid-in capital	$—	$29,245
Deferred offering costs in accounts payable and accrued liabilities	$—	$690
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$741,951	$371,781
Restricted cash and cash equivalents, current	7,004	11,024
Restricted cash and cash equivalents, noncurrent	7,002	1,192
Total cash, cash equivalents and restricted cash	$755,957	$383,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a clinical-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Its development pipeline consists of product candidates targeting the current coronavirus disease 2019 (“COVID-19”), hepatitis B virus (“HBV”), influenza A virus, and human immunodeficiency virus (“HIV”). Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. In May 2021, the Company received an Emergency Use Authorization (“EUA”) from the U.S. Food and Drug Administration for sotrovimab (previously VIR-7831) for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death.

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

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of June 30, 2021, no shares have been issued under the Sales Agreement.

Need for Additional Capital

The Company has incurred net losses since inception and expects such losses to continue over the next several years. As of June 30, 2021, the Company had an accumulated deficit of $774.3 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company had, excluding restricted cash, $876.7 million of cash, cash equivalents, and investments at June 30, 2021. Based on the Company’s business plans, management believes that its cash, cash equivalents, and investments as of June 30, 2021 will be sufficient to fund its operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

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

Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic, the Company has implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will continue to have an impact on the clinical development timelines for some of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and investments. Cash and cash equivalents are deposited in checking and sweep accounts at a financial institution. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the condensed consolidated balance sheets. As of June 30, 2021, the Company has no off-balance sheet concentrations of credit risk.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. During the six months ended June 30, 2021 and 2020, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Investments

Investments include available-for-sale debt securities and are carried at estimated fair value. The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the condensed consolidated statements of operations. The Company’s policy is not to measure an allowance for credit losses for interest receivable and to write off any uncollectible interest receivable as a reversal of interest income in the period in which it determines the interest will not be collected.

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

Revenue Recognition

Collaboration, License and Contract Revenue

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

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. These agreements may include the following types of consideration: non-refundable upfront payments, reimbursement for research services, research, development or regulatory milestone payments, profit-sharing arrangements and royalty and commercial sales milestone payments.

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

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		June 30, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$739,286	$—	$—	$739,286
Bank time deposits	Level 2	5,000	—	—	5,000
U.S. government treasuries(2)	Level 2	129,786	8	(7)	129,787
Total financial assets		$874,072	$8	$(7)	$874,073

(1) Includes $14.0 million of restricted cash equivalents.

(2) Includes $50.7 million classified as long-term investments.

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$421,835	$—	$—	$421,835
U.S. government treasuries	Level 2	300,201	91	(6)	300,286
Total financial assets		$722,036	$91	$(6)	$722,121

(1) Includes $14.9 million of restricted cash equivalents.

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale securities is presented within prepaid expenses and other current assets, and other assets in the condensed consolidated balance sheets, and amounted to $0.6 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company did not write off any accrued interest receivable during the six months ended June 30, 2021 and 2020.

As of June 30, 2021, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized gains recorded in accumulated other comprehensive income (loss) were immaterial at June 30, 2021. All investments with gross unrealized losses as of June 30, 2021 have been in a loss position for less than 12 months and were temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2021, no securities have contractual maturities of longer than two years.

Level 3 liabilities consist of contingent consideration as of June 30, 2021 and December 31, 2020.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

timing that certain milestones would be achieved. As of June 30, 2021, the Company calculated the estimated fair value of the clinical and regulatory milestones using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	4% - 8% (5%)
Probability of achievement	21% - 76% (62%)

(1)
Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of a discrete revenue forecast and the increased likelihood that the clinical trials would commence. As of June 30, 2021, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, as well as the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Volatility	60%
Discount rate	11%
Probability of achievement	21% - 76% (66%)

(1)
Unobservable inputs were weighted based on the relative fair value of the commercial milestone payments.

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of June 30, 2021 and December 31, 2020, the estimated fair value of the contingent consideration related to the Humabs acquisition was $62.5 million and $29.2 million, respectively, with changes in the estimated fair value recorded in research and development expense in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per-share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. In February 2021, the Company achieved one of the milestones related to a specified per-share price of its common stock resulting in a $10.0 million payable to the former TomegaVax’s stockholders which was paid out in July 2021. As of June 30, 2021, the fair value of the remaining contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Volatility	95%
Discount rates	0% - 0.1% (0.1%)

(1)
Unobservable inputs were weighted based on the relative fair value of the underlying milestones.

As of June 30, 2021 and December 31, 2020, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $6.4 million and $6.8 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2020	$35,974
Changes in fair value recognized in research and development expenses	33,300
Changes in fair value recognized in other income (expense), net	9,618
Reclassification of contingent consideration to accrued liabilities upon achievement of milestone	(10,000)
Balance at June 30, 2021	$68,892

4. Acquisitions

Acquisition of TomegaVax

In September 2016, the Company entered into an agreement and plan of merger (“TomegaVax Merger Agreement”) to acquire all of the equity interests of TomegaVax. The primary asset purchased in the acquisition was an in-process cytomegalovirus vector-based vaccine platform for use in HBV, HIV, and tuberculosis. The acquisition was accounted for as an asset purchase.

In connection with the entry into the TomegaVax Merger Agreement, the Company also entered into a letter agreement with TomegaVax (the “TomegaVax Letter Agreement”), which provides for certain payments to TomegaVax’s former stockholders before September 2024, in each case so long as the Company is continuing to pursue the development of the TomegaVax technology. Under the terms of the TomegaVax Letter Agreement, the Company will be required to pay to the former stockholders of TomegaVax milestone payments of up to an aggregate of $30.0 million if the per-share price of the Company’s publicly traded common stock, or implied price per share of the Company’s Series A-1 convertible preferred stock (or common stock upon conversion) upon a certain asset sale, merger or stock sale, is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization), with the amount of such payments determined by the share price and/or the stage of the Company’s clinical development at the time of the relevant event triggering the payment. The share price of the Company’s publicly traded common stock will be determined using the average of the daily volume-weighted average trading price of the Company’s common stock for each trading day during a consecutive 90-day period. The foregoing payments are payable (i) during any date after the completion of an initial public offering by the Company or any successor or affiliate controlling the TomegaVax technology, provided that no payment will be due before the first anniversary of the initial public offering, (ii) upon the sale of all assets related to the TomegaVax technology or (iii) upon a merger or stock sale of the Company or any successor or affiliate controlling the TomegaVax technology, in each case subject to certain conditions with respect to the timing of the payments. The payments under the TomegaVax Letter Agreement can be made in cash or shares of the Company’s common stock, at the discretion of the Company’s board of directors.

In February 2021, the Company achieved one of the milestones related to the specified per-share price of its common stock, which resulted in a $10.0 million payable to TomegaVax’s former stockholders. In July 2021, the Company made the milestone payment to the former TomegaVax stockholders through a combination of $8.1 million cash payment and issuance of 42,737 shares of common stock with a total fair value of $1.9 million. The remaining milestone payments of up to $20.0 million in the aggregate will be triggered if (i) the per-share price of the Company’s publicly traded common stock is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization) and upon the achievement of a certain milestone related to the stage of the Company’s clinical development at the time of the relevant event triggering the payment and/or (ii) the per-share price of the Company’s publicly traded common stock is at least $90 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization).

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of June 30, 2021, the estimated fair value of the embedded derivative was $6.4 million.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

product; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product, which the Company elected as a SARS-CoV-2 product.

In May 2020, the Company achieved one of the specified clinical milestones for the HBV product. As such, the Company paid $10.0 million related to this milestone event in June 2020. In October 2020, the Company achieved another specified clinical milestone for the SARS-CoV-2 product and paid $10.0 million related to this milestone event. The estimated fair value of the remaining contingent consideration was $62.5 million as of June 30, 2021.

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

None of the milestones have been achieved as of June 30, 2021, therefore no amounts were recognized relating to the contingent consideration.

5. Grant Agreements

Bill & Melinda Gates Foundation Grants

Human Immunodeficiency Virus (“HIV”) Grant

On January 26, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $12.2 million for its HIV program (the “HIV Grant”). In February 2020, the parties amended the HIV Grant under which the Company was awarded a supplemental grant of $8.6 million. In June 2021, the parties further amended the agreement under which the grant term was extended from December 31, 2021 to October 31, 2022, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.9 million and $0.5 million for the three months ended June 30, 2021 and 2020, and $1.6 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company has deferred revenue of $3.7 million and $3.8 million, respectively, under this grant agreement.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The parties amended the agreement in June 2021 under which the grant term was extended from February 28, 2021 to January 31, 2022, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. As of June 30, 2021, the Company had $2.0 million of unused funds received in advance and previously recorded as deferred revenue within accrued and other liabilities. As of June 30, 2021 and December 31, 2020, the Company has deferred revenue of $1.3 million and $2.6 million, respectively, under this grant agreement.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $2.1 million and nil for the three months ended June 30, 2021 and 2020, and $2.8 and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

6. Collaboration and License Agreements

Collaboration Agreements with GSK

2020 GSK Collaboration

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. (referred to individually and together, as “GSK”) entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by the Company and certain GSK entities in April 2020 (the “2020 Preliminary Agreement”) (such definitive collaboration agreement, the “2020 GSK Agreement”). Concurrently with the execution of the 2020 Preliminary Agreement, the Company entered into a stock purchase agreement (the “2020 Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. After receipt of antitrust clearance on April 22, 2020, the Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the associated 2020 Stock Purchase Agreement between the parties (“Effective Date”). Under the terms of the 2020 GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, and potentially other coronaviruses (the “Functional Genomics Program”).

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2021, the Company and GSK received an EUA for sotrovimab, the first collaboration product under the Antibody Program. As the lead party for all commercialization activities, GSK incurs all of the sales and marketing expenses and is the principal on sales transactions with third parties. As the Company is the agent under the agreement, the Company recognizes its contractual share of the profit sharing amounts or royalties (in case of an opt-out) as revenue, net of any cost of sales and allowable expenses (including distribution, selling and marketing expenses) in the period the sale occurs. During the three months ended June 30, 2021, the Company recorded its share of net profit of $5.3 million as collaboration revenue in the condensed consolidated statement of operations.

Costs associated with co-development activities performed under the agreement are included in research and development expenses on the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional research and development expense of $17.9 million and $36.4 million during the three and six months ended June 30, 2021, respectively. The Company recognized a reduction of research and development expense of $3.8 million during the three and six months ended June 30, 2020. The Company has a payable to GSK of $12.7 million and $28.0 million included in accrued and other liabilities as of June 30, 2021 and December 31, 2020, respectively.

2021 Expanded GSK Collaboration

On February 14, 2021, the Company and GSK entered into a binding preliminary collaboration agreement (the “2021 Preliminary Agreement”), under which the parties agreed to expand the 2020 GSK Agreement to collaborate on three separate programs: (1) a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus (the “Influenza Program”), excluding VIR-2482 unless GSK exercises its option as described below; (2) an expansion of the parties’ current Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses (the “Expanded Functional Genomics Program”); and (3) additional programs to develop neutralizing mAbs directed to up to three non-influenza target pathogens selected by GSK (the “Selected Pathogens” and such programs, the “Additional Programs”).

Concurrently with the execution of the 2021 Preliminary Agreement, the Company entered into a stock purchase agreement (the “2021 Stock Purchase Agreement”) with GGL under which GGL agreed to purchase shares of the Company’s common stock for an aggregate purchase price of approximately $120.0 million. The consummation of the transactions under each of the 2021 Preliminary Agreement and the 2021 Stock Purchase Agreement were subject to the satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expiration was effective on March 24, 2021. The 2021 Preliminary Agreement and 2021 Stock Purchase Agreement consummated on March 25, 2021, which the Company used as the measurement date for accounting purposes. On March 31, 2021, the Company closed the sale of 1,924,927 shares of its common stock to GGL.

The 2021 Preliminary Agreement was superseded on May 18, 2021 upon execution of the definitive collaboration agreement (the “2021 GSK Agreement”, or collectively with the 2021 Preliminary Agreement, the “2021 GSK Collaboration”). The material terms of the 2021 GSK Agreement, including the promised goods and services, are discussed below and is consistent with those of the 2021 Preliminary Agreement.

Under the 2021 GSK Collaboration, the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for the programs within the expanded collaboration for a period of three years following the effective date. Under the Influenza Program, the parties will collaborate to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of influenza, including the Company’s influenza mAbs (with respect to VIR-2482, only if GSK exercises its option). The Company may conduct the development and clinical manufacturing activities for VIR-2482 up to completion of a Phase 2 clinical trial. Provided that the Company conducts and completes a Phase 2 clinical trial for VIR-2482, GSK will have the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482 under the Influenza Program (the “VIR-2482 Option”). GSK will be the lead party for development, clinical and commercial manufacturing and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the VIR-2482 Option, if applicable). The parties will mutually agree upon the allocation of responsibility for development of products under the Expanded Functional Genomics Program, and for development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK will be primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, upon execution of the definitive agreement, the Company will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program.

The parties will share 50% of all development costs in accordance with the budget for each of the collaboration programs (other than for the Selected Pathogens and VIR-2482 unless GSK exercises the VIR-2482 Option), with each party having the right to opt-out of its co-funding obligations at specified points in development. In such case, the party continuing with the program will pay to

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

the opt-out party a royalty on net sales of products arising from such program at specified rates based on the stage of development at which the opt-out is exercised. Following the exercise of an opt-out right by a party, the other party may, at its election, either pursue development and commercialization of such product or program unilaterally, or also cease the conduct and funding of such collaboration product or program. In the absence of any opt-out, the parties will also share 50% of all profits and losses arising from any collaboration product.

GSK was obligated to make an upfront payment to the Company of $225.0 million, 50% of which became payable at the effective date of the 2021 Preliminary Agreement and 50% of which became payable following execution of the 2021 GSK Agreement. If GSK exercises the VIR-2482 Option, GSK will pay the Company an option exercise fee of $300.0 million unless certain agreed product criteria for VIR-2482 are not met, in which case the parties will negotiate an alternative option exercise fee. Upon achievement of a pre-defined regulatory milestone for the first product in the Influenza Program, which may be (i) VIR-2482 (if GSK exercised the VIR-2482 Option), (ii) a next-generation mAb, or (iii) any other influenza mAb approved by the JSC to be included in the collaboration, arising from the Influenza Program, GSK will make a milestone payment to the Company of up to $200.0 million.

The Company concluded that the 2021 GSK Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Agreements, under which certain elements are required to be accounted for under ASC 606 where the counterparty is a customer for a good or service that is a distinct unit of account. In addition, the 2021 GSK Agreement is considered a contract modification to the 2021 Preliminary Agreement and will be accounted for prospectively, as a termination of the 2021 Preliminary Agreement and commencement of a new contract. There was no impact to the accounting assessment of the original contract as no goods or services had been delivered to GSK, no performance obligations were satisfied, and accordingly, no contract revenue was recognized under ASC 606 prior to the execution of the 2021 GSK Agreement.

The Company considered the ASC 606 criteria for combining contracts and determined that the 2021 GSK Collaboration and 2021 Stock Purchase Agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The fair market value of the common stock issued to GGL was $85.2 million, based on the closing stock price of $52.70 on March 25, 2021 and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $34.8 million premium received by the Company. The Company accounted for the common stock issued to GGL based on its fair market value on the transaction date and determined that the premium paid by GSK should be attributed to the transaction price of the 2021 GSK Agreement.

The Company concluded that the 2021 GSK Agreement contained the following units of account: (i) the VIR-2482 Option; (ii) three distinct rights granted to GSK related to the Selected Pathogens (each, a “Selected Pathogens Right”); (iii) the license and know-how to the next-generation mAbs under the Influenza Program (the “Next Gen License”); (iv) the research and development activities for next-generation mAbs under the Influenza Program; and (v) the research and development activities, including license rights and know-how, under the Expanded Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2021 GSK Agreement are performance obligations with a customer. The Company determined that the distinct performance obligations under ASC 606 consisted of: (i) the Next Gen License and (ii) the three Selected Pathogens Rights, each representing a material right. All other elements of the 2021 GSK Agreement including the VIR-2482 Option, research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer.

The transaction price for the 2021 GSK Agreement included fixed consideration consisting of $225.0 million upfront fee paid by GSK and $34.8 million, representing the premium on the sale of common stock to GSK for a total of $259.8 million. All potential future milestones and other payments under the 2021 GSK Agreement are constrained since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur.

The respective estimated SSP for each of the performance obligations was determined to allocate the transaction price. The estimated SSP of each performance obligation was determined considering relevant market conditions, entity-specific factors and information about the customer, while maximizing the use of available observable inputs. For the Next Gen License, the Company determined that GSK can benefit from the license at the time the license is granted and therefore, the related performance obligation is satisfied at a point in time. If any of the Selected Pathogens Rights are exercised, the Company will evaluate the related promises to identify the performance obligations to be transferred and the timing of revenue recognition. If any of the Selected Pathogens Rights expire prior to being exercised, the Company will recognize any deferred revenue allocated to that right as revenue at the time of expiration.

The research and development activities for the next generation mAbs under the Influenza Program and the Expanded Functional Genomics Program were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Upon execution of the 2021 GSK Agreement, the Company granted the Next Gen License to GSK and therefore, recognized $168.3 million as contract revenue during the three months ended June 30, 2021. As of June 30, 2021, of the total unrecognized transaction price of $91.5 million, $39.8 million and $51.7 million is classified as current and noncurrent deferred revenue, respectively, on the Company's condensed consolidated balance sheet related to the remaining performance obligations, being the material rights resulting from the Selected Pathogens Rights.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three and six months ended June 30, 2021, the Company recognized a reduction of research and development expense of $0.1 million under the 2021 GSK Agreement.

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

The Company has determined that Brii Bio Parent and its wholly-owned subsidiary Brii Bio are variable interest entities due to their reliance on future financing and having insufficient equity at risk. However, the Company does not have the power to direct activities that most significantly impact the economic success of these entities and is not considered the primary beneficiary of these entities. Therefore, the Company does not consolidate Brii Bio Parent or Brii Bio. The Company also determined that it does not exercise significant influence over Brii Bio Parent or Brii Bio. As of June 30, 2021 and December 31, 2020, the investment in Brii Bio Parent has a carrying value of $5.7 million, which is included in other assets on the condensed consolidated balance sheets. The Company also has a contract liability of $3.8 million within deferred revenue which represents deferred consideration for the remaining three options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its options or the options expire. The Company accounts for its investment in Brii Bio Parent’s ordinary shares at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in Brii Bio Parent.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three and six months ended June 30, 2021, the Company recognized zero and $0.4 million, respectively, as contract revenue from the supply of biological materials to Brii Bio. During the three and six months ended June 30, 2020, the Company recognized the $22.7 million as license revenue from a related party. The Company separately paid $10.0 million, half of the option exercise proceeds, to Alnylam in connection with the Alnylam Agreement that was recognized as research and development expense during the same period.

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

In December 2020, the Company and Alnylam entered into a letter amendment (the “Letter Agreement”), amending the Amended Alnylam Agreement, to modify certain funding and governance provisions in connection with the siRNA products directed to the COVID Collaboration Targets, including VIR-2703 (the “COV Target”), and to modify certain rights of each party with respect to products arising from such programs. Pursuant to the Letter Agreement, Alnylam were responsible for conducting pre-clinical research activities set forth in the existing workplan for the COV Target (the “COV Workplan”) at its discretion and sole expense, and the Company was no longer obligated to reimburse Alnylam for any share of costs incurred by Alnylam in conducting activities under the COV Workplan after July 1, 2020. In July 2021, Alnylam elected to discontinue the development of the COV Target, and all other related research and development activities in accordance with their rights under the Letter Agreement. As a result, the COV Target and related siRNA program is no longer included within the Amended Alnylam Agreement and all rights to the siRNA program directed to the COV Target reverted to Alnylam.

Research and Development Expenses Recognized for the Period

The Company incurred expenses under the Alnylam Agreement of $0.8 and $1.7 million during the three and six months ended June 30, 2021, respectively. In addition to the Milestone Shares and $15.0 million milestone payable to Alnylam in the first quarter of 2020, and the $10.0 million payment resulting from Brii Bio’s option exercise in the second quarter of 2020, the Company incurred expenses of $2.5 million and $4.8 million under the Alnylam Agreement during the three and six months ended June 30, 2020, respectively.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Under the Rockefeller Agreement, the Company recognized a total of $4.0 million and $1.3 million during the three and six months ended June 30, 2021 and 2020, respectively, as research and development expenses related to certain development milestone payments, annual license maintenance fees, and estimated sublicense fees.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

March 2020 License Agreement

In March 2020, the Company entered into a patent license agreement, which was amended in February 2021 (the “2020 Xencor Agreement”) with Xencor under which the Company obtained a non-exclusive, sublicensable (only to the Company’s affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the coronavirus research programs. These technologies are used in the Company’s sotrovimab, incorporating Xencor’s Xtend technology, and VIR-7832, incorporating Xencor’s Xtend and other Fc technologies, product candidates.

In consideration for the grant of the license, the Company will be obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years. During the three months ended June 30, 2021, the Company recognized $0.9 million of royalties due to Xencor from the sale of sotrovimab.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$18,168	$16,769
Computer equipment	580	556
Furniture and fixtures	1,444	1,444
Leasehold improvements	7,281	7,274
Construction in progress	4,544	1,135
Property and equipment, gross	32,017	27,178
Less accumulated depreciation and amortization	(11,766)	(9,232)
Total property and equipment, net	$20,251	$17,946

Depreciation and amortization expenses was $1.3 million and $2.5 million for the three and six months ended June 30, 2021, and $1.1 million and $2.1 million for the three and six months ended June 30, 2020, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Research and development expenses	$30,952	$49,384
Milestone payable	10,000	—
Payroll and related expenses	10,353	17,060
Excess funds payable under grant agreements	2,046	3,467
Operating lease liabilities, current	3,522	3,625
Other professional and consulting expenses	3,867	2,595
Other expenses	3,334	805
Total accrued and other liabilities	$64,074	$76,936

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The maturity of the Company’s operating lease liabilities as of June 30, 2021 was as follows (in thousands):

Amounts
2021 (excluding the six months ended June 30, 2021)	$3,428
2022	9,713
2023	11,387
2024	10,564
2025	8,042
Thereafter	67,466
Total lease payments	110,600
Less: imputed interest	(38,140)
Less: net tenant improvement allowance yet to be received	(10,287)
Present value of operating lease liabilities	$62,173

The following amounts were recorded in the condensed consolidated balance sheets for the periods ended:

	June 30, 2021	December 31, 2020
	(in thousands)
Operating Leases
Current operating lease liabilities, net of tenant improvement allowances (1)	$10,287	$7,913
Operating right-of-use assets	58,972	61,947

Accrued and other liabilities	$3,522	$3,625
Operating lease liabilities, noncurrent	68,938	66,556
Total operating lease liabilities	$72,460	$70,181

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

9. Related Party Transaction

As a result of the Brii Agreement in May 2018, the Company holds a minority equity interest in Brii Bio through its parent company, Brii Bio Parent. Additionally, a member of the Company’s board of directors serves on Brii Bio Parent’s board of directors. Effective June 22, 2021, the Company's Chief Executive Officer is no longer a member of Brii Bio Parent's board of directors.

10. Stock-Based Awards

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2020	9,798,282	$5.25	8.5
Granted	2,583,490	$61.99
Exercised	(1,050,899)	$5.66
Forfeited	(628,801)	$28.19
Outstanding at June 30, 2021	10,702,072	$30.24	8.5	$223,581
Vested and expected to vest at June 30, 2021	10,702,072	$30.24	8.5	$223,581
Vested and exercisable at June 30, 2021	3,262,612	$13.40	7.7	$110,878

As of June 30, 2021, the Company expects to recognize the remaining unamortized stock-based compensation expense of $203.1 million related to stock options, over an estimated weighted average period of 2.7 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term of options (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected stock price volatility	106.0% - 110.2%	95.7% - 100.6%	103.1% - 110.2%	88.8% - 100.6%
Risk-free interest rate	1.0% - 1.1%	0.4% - 0.5%	0.6% - 1.2%	0.4% - 1.2%
Expected dividend yield	—	—	—	—

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Restricted Stock Awards and Restricted Stock Units Activities

The Company’s restricted stock awards (RSAs”) and restricted stock units (“RSUs”) were summarized as follows:

	Shares		Weighted Average Grant Date Fair Value
	RSU	RSA	RSU	RSA
Unvested as of December 31, 2020	—	89,261	$—	$1.48
Granted	1,050,995	—	$64.25	$—
Vested	—	(87,409)	$—	$1.48
Cancelled	(28,550)	—	$67.38	$—
Unvested as of June 30, 2021	1,022,445	1,852	$64.16	$1.53

The unvested shares of RSA and RSU have not been included in the shares issued and outstanding.

As of June 30, 2021, there was $59.7 million of total unrecognized compensation cost related to unvested RSUs, all of which is expected to be recognized over a remaining weighted-average period of 3.6 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the Company's Employee Stock Purchase Plan ("ESPP") in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$10,860	$2,700	$19,290	$4,188
Selling, general and administrative	10,138	3,050	17,179	4,529
Total stock-based compensation	$20,998	$5,750	$36,469	$8,717

11. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. The following is a calculation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss), basic and diluted	$61,813	$(31,167)	$(107,098)	$(108,407)

Weighted-average shares outstanding, basic	130,121,943	114,980,652	128,938,851	111,684,283
Weighted-average effect of dilutive securities:
Options to purchase common stock	3,635,656	—	—	—
Restricted shares subject to future vesting	19,409	—	—	—
Contingently issuable shares	12,969	—	—	—
Weighted-average shares outstanding, diluted	133,789,977	114,980,652	128,938,851	111,684,283

Net income (loss) per share, basic	$0.48	$(0.27)	$(0.83)	$(0.97)
Net income (loss) per share, diluted	$0.46	$(0.27)	$(0.83)	$(0.97)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options issued and outstanding	6,164,036	8,932,845	10,702,072	8,932,845
Estimated shares issuable under the ESPP	71,582	—	71,582	—
Restricted shares subject to future vesting	933,870	844,886	1,024,297	844,886
Contingently issuable shares	—	—	39,340	—
Total	7,169,488	9,777,731	11,837,291	9,777,731

12. Subsequent Event

Investment in Brii Bio Parent

On July 13, 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. As such, the Company's investment in shares of Brii Bio Parent became a marketable equity investment with readily determinable price, which will then be measured at fair value at each reporting period going forward.

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

Our current development pipeline consists of product candidates targeting COVID-19, hepatitis B virus, or HBV, influenza A virus, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

COVID-19

Sotrovimab (previously VIR-7831) is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing monoclonal antibody, or mAb, that incorporates Xencor’s Xtend™ technology.

•
During and after the quarter, sotrovimab was authorized for emergency use in the U.S., received a positive Committee for Human Medicinal Products, or CHMP, scientific opinion in the European Union, or EU, and was granted interim, emergency or conditional authorization in Bahrain, Canada, Italy, Kuwait, Qatar, Singapore and the United Arab Emirates.
•
Together with GlaxoSmithKline plc, or GSK, we have established supply agreements with multiple governments around the world and continue to work actively to make sotrovimab available to patients in need. In July, the companies also signed a Joint Procurement Agreement with the European Commission to supply up to 220,000 doses of sotrovimab.
•
Updated in vitro data, published in bioRxiv, demonstrate that sotrovimab retains activity against currently circulating variants of concern and interest of the SARS-CoV-2 virus including Alpha (B.1.1.7), Beta (B.1.351), Delta (B.1.617.2), Delta Plus (AY.1 or AY.2), Epsilon (B.1.427/B.1.429), Eta (B.1.525), Gamma (P.1), Iota (B.1.526), Kappa (B.1.617.1) and Lambda (C.37), as well as new variants from Bristol (B.1.1.7+E484K) and Cameroon (B.1.619), which predominantly includes both N440K and E484K mutations that may lead to reduced activity for other neutralizing mAbs against the SARS-CoV-2 virus. We and GSK are continuing to evaluate the ability of sotrovimab to maintain activity against new and emerging variants through in vitro studies.
•
In May, the European Medicines Agency’s, or EMA, CHMP initiated a rolling review of data on sotrovimab that will continue until enough evidence is available to support a formal marketing authorization application. The rolling review process is expected to be complete in the second half of 2021.
•
In May, the EMA’s CHMP issued a positive scientific opinion on sotrovimab for the treatment of adults and adolescents (aged 12 years and over and weighing at least 40 kg) with COVID-19 who do not require oxygen supplementation and who are at risk of progressing to severe COVID-19. The CHMP opinion under Article 5(3) can now be considered by the national authorities in EU member states when making evidence-based decisions on the early use of the medicine prior to marketing authorization.

•
In May, the U.S. Food and Drug Administration, or FDA, granted an Emergency Use Authorization, or EUA, to sotrovimab for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. Together with GSK, we plan to submit a Biologics License Application, or BLA, to the FDA in the second half of 2021.
•
In June, we and GSK announced confirmatory full results for the Phase 3 COMET-ICE (COVID-19 Monoclonal antibody Efficacy Trial - Intent to Care Early) trial, which resulted in a 79% reduction (adjusted relative risk reduction) (p<0.001) in all-cause hospitalization for more than 24 hours or death due to any cause by Day 29 compared to placebo, meeting the primary endpoint of the trial.
•
In June, the U.S. National Institutes of Health, or NIH, updated its COVID-19 treatment guidelines to recommend sotrovimab for non-hospitalized patients with mild-to-moderate COVID-19 who are at high risk of clinical progression. The NIH guidelines note that sotrovimab appears to retain activity against current variants of concern and interest. The Infectious Disease Society of America also updated its treatment guidelines in June to recommend use of sotrovimab in the same patient population.
•
We and GSK are continuing to advance additional trials of sotrovimab:
o
The Phase 2 COMET-PEAK (Patient SafEty, TolerAbility, PharmacoKinetics) pharmacokinetic trial in outpatients with mild-to-moderate COVID-19 is investigating intramuscular, or IM, administration of sotrovimab (500 mg intravenous, or IV, vs. 500 mg IM and 250 mg IM). Enrollment is complete and initial data are expected in the fall of 2021.
o
The Phase 3 COMET-TAIL (Treatment of Acute COVID-19 with Intramuscular monocLonal antibody) trial for early treatment of mild-to-moderate COVID-19 in high-risk, non-hospitalized adult and pediatric patients is evaluating the role of IM-administered sotrovimab (500 mg IV vs. 500 mg IM vs 250 mg IM). The trial was initiated in June and data are now expected in the second half of 2021.
o
A prophylaxis trial is planned in uninfected immunocompromised adults to determine whether sotrovimab can prevent symptomatic COVID-19 infection.
•
We and GSK have established a strategic manufacturing network that will enable the manufacture of approximately two million doses to support emergency supply in the first year following U.S. EUA, with approximately 450,000 doses currently on hand.

VIR-7832 is an investigational vaccinal SARS-CoV-2-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies. In April, the first patient was dosed in the United Kingdom National Health Service-supported AGILE initiative. The trial initiative is the first to evaluate VIR-7832 in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19. VIR-7832 shares the same characteristics as sotrovimab and has been engineered to potentially be a therapeutic T cell vaccine to further help treat and/or prevent COVID-19. Initial safety data are expected in the second half of 2021. Additionally, in July, the FDA cleared our investigational new drug application for VIR-7832.

HBV

VIR-2218, an investigational HBV-targeting siRNA, is currently in a Phase 2 trial. We also continued to progress a Phase 2 combination trial of VIR-2218 with pegylated interferon-alpha (PEG-IFN-α) to evaluate the potential for this combination to result in a functional cure for HBV. In June, one year response durability data for VIR-2218 as monotherapy and initial clinical data for the combination of VIR-2218 with PEG-IFN-α were presented at the European Association for the Study of the Liver, or EASL, International Liver Conference 2021. We expect additional data in the second half of 2021.

•
Data demonstrated a promising safety profile and the potential durable response of VIR-2218 through 48 weeks.
•
In a separate analysis evaluating VIR-2218 in combination with PEG-IFN-α for 12 weeks from Day 1, a more rapid and substantial decline in hepatitis B surface antigen, or HBsAg, was observed compared to VIR-2218 alone. The treatment regimen resulted in no new safety signals.

VIR-3434, an investigational HBV-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies, is currently in a Phase 1 trial.

•
In June, additional safety and efficacy data were presented at the EASL International Liver Conference 2021. Two new analyses from the ongoing Phase 1 trial of VIR-3434 showed no safety signals in healthy volunteers dosed with up to 3,000 mg, and a rapid reduction in HBsAg levels one week after subcutaneous administration of VIR-3434 to virally suppressed patients with chronic HBV infection. We also expect additional data in the second half of 2021.
•
In July, we initiated a Phase 2 trial to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection. Initial data are expected in the first half of 2022.

Influenza A virus

VIR-2482, an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend technology, is currently in a Phase 1/2 trial and has been generally well-tolerated. In May 2021, we signed a collaboration agreement, or the 2021 GSK Agreement, with GSK to expand our existing collaboration to include the research and development of new therapies for influenza and other respiratory viruses. The expanded collaboration, which builds on the agreement signed in 2020 to research and develop therapies for coronaviruses, provides GSK exclusive rights to collaborate with us on the development of potential best-in-class mAbs for the prevention or treatment of influenza. As part of the agreement, we and GSK will also engage in two additional research programs: 1) an expansion of the current functional genomics collaboration to include other respiratory virus targets; and 2) the development of up to three neutralizing mAbs identified using our antibody technology platform to target non-influenza pathogens during a three-year research period. Given the relatively low incidence of influenza during the COVID-19 pandemic, and the current rise in COVID-19 cases due to variants, we and GSK are currently evaluating potential timelines for advancing VIR-2482 and other influenza therapies covered under the expanded agreement. Under the terms of the agreement, GSK paid $345.0 million in a combination of an upfront payment and a further equity investment in us. For details regarding this agreement, see Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

HIV

VIR-1111, an investigational HIV T cell vaccine based on human cytomegalovirus, or HCMV, is currently in a Phase 1 trial. This proof-of concept trial is designed to test the hypothesis that this new approach can elicit potentially protective immune responses that differ from other HIV vaccines. If observed, this T cell vaccine could potentially have utility in additional types of infections and other challenging areas, including cancer. Initial clinical data are expected in the second half of 2021.

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials.

We have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering and convertible preferred securities and payments received under our grant and collaboration agreements. As of June 30, 2021, excluding restricted cash, we had $876.7 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2021 will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Although we received an EUA for sotrovimab in May 2021, have recently entered into procurement agreements to supply sotrovimab and began recognizing revenue for sotrovimab, the extent of future revenue remains uncertain. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our net losses were $107.1 million and $108.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $774.3 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Although we recently began recognizing revenue for sotrovimab and have a substantial deferred revenue under our 2021 GSK Agreement, we expect to continue to incur net operating losses for at least the next several years as the extent of future revenue remains uncertain. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal chemistry, manufacturing and control capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early stage product candidates in the near-term. We have completed our internal capacity build in process development, analytical development, quality, manufacturing and supply chain. Specifically, our San Francisco, California and Portland, Oregon facilities include laboratories that support process development, production of HCMV research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 through Phase 3 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for our COVID-19 program, we and our partner GSK have executed manufacturing agreements with large-scale CDMOs to support future scale-up and capacity, particularly for potential commercialization.

COVID-19 Business Update

With the global spread of the current COVID-19 pandemic, we have implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. As a result of these developments, in March 2020, we implemented work-from-home policies for most of our employees. We have also implemented plans, which continue to evolve based on the current climate and response to the ongoing COVID-19 pandemic, to reopen our offices to allow employees to return when appropriate. Although these plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented, there is uncertainty regarding recent phased reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing of clinical trial supply. For some of our clinical development programs, we are experiencing, and may continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

Our License, Collaboration and Grant Agreements

We have entered into grant, license and collaboration arrangements with various third parties. For details regarding these and other agreements, see Note 5—Grant Agreements and Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Components of Operating Results

Revenue

In May 2021, we received an EUA for sotrovimab in the U.S. and have recently entered into procurement agreements to supply sotrovimab and begun recognizing revenue from our profit share under our 2020 GSK Agreement. However, the extent of future revenue remains uncertain. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

Our revenue consists of the following:

Collaboration revenue includes recognition of our profit share from the sales of sotrovimab pursuant to the 2020 GSK Agreement. Our contractual share of 72.5% from the sales of sotrovimab is based upon the revenue reported to us by GSK , net of cost of sales and allowable expenses (including distribution, selling and marketing expenses) in the period.

Contract revenue includes recognition of the upfront fees from license rights issued to GSK and revenue generated from research and development services.

Grant revenue is comprised of revenue derived from grant agreements with government-sponsored and private organizations.

License revenue from a related party comprised of revenue related to Brii Biosciences Offshore Limited’s, or Brii Bio’s, exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in greater China recognized in prior year.

Operating Expenses

Cost of Revenue

Cost of revenue currently represents payments due to certain of our third-party licensors, who are entitled to future royalties based on net sales of sotrovimab by us or our collaboration partners. We recognize these royalties as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to our licensors.

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

Research and development expenses consist primarily of costs incurred for our product candidates in development and prior to regulatory approval, which include:

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We have only recently received EUA for sotrovimab and we may never succeed in achieving BLA for sotrovimab or any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of sotrovimab or any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel-related expenses for personnel in executive, finance and other administrative functions, facilities and other allocated expenses, and other expenses for outside professional services, including legal, audit and accounting services, and insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation.

We expect our selling, general and administrative expenses to increase substantially in absolute dollars for the foreseeable future as we continue to support our continued research and development activities, grow our business and commercialization activities for our EUA product or any of our product candidates, if approved. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Revenue:
Collaboration revenue	$5,333	$—	$5,333	$5,333	$—	$5,333
Contract revenue	168,653	43,522	125,131	169,266	44,009	125,257
Grant revenue	3,082	719	2,363	4,453	5,950	(1,497)
License revenue from a related party	—	22,747	(22,747)	—	22,747	(22,747)
Total revenue	177,068	66,988	110,080	179,052	72,706	106,346
Operating expenses:
Cost of revenue	1,144	—	1,144	1,152	—	1,152
Research and development	86,126	79,653	6,473	220,996	144,632	76,364
Selling, general and administrative	28,781	16,386	12,395	54,520	29,035	25,485
Total operating expenses	116,051	96,039	20,012	276,668	173,667	103,001
Income (loss) from operations	61,017	(29,051)	90,068	(97,616)	(100,961)	3,345
Other income (expense):
Interest income	97	825	(728)	261	2,580	(2,319)
Other income (expense), net	752	(2,895)	3,647	(9,494)	(9,964)	470
Total other income (expense)	849	(2,070)	2,919	(9,233)	(7,384)	(1,849)
Income (loss) before provision for income taxes	61,866	(31,121)	92,987	(106,849)	(108,345)	1,496
Provision for income taxes	(53)	(46)	(7)	(249)	(62)	(187)
Net income (loss)	$61,813	$(31,167)	$92,980	$(107,098)	$(108,407)	$1,309

Revenue

The increase in collaboration revenue for the three and six months ended June 30, 2021 compared to the same periods in 2020 was due to $5.3 million of revenue from our profit-sharing arrangement with GSK for the sale of sotrovimab under our 2020 GSK Agreement, for which there were no comparable revenues recognized in prior year. Our contractual share of 72.5% from the sales of sotrovimab is based upon the revenue reported to us by GSK, net of cost of sales and allowable expenses (including distribution, selling and marketing expenses) in the period.

The increase in contract revenue for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to $168.3 million from deferred revenue related to the license granted to GSK upon execution of our 2021 GSK Agreement, partially offset by $43.3 million related to the license granted to GSK upon execution of our 2020 GSK Agreement in prior year.

The increase in grant revenue for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the timing of research activities under the HIV and TB grants with the Bill & Melinda Gates Foundation. The decrease in grant revenue for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a supplemental award received in the first quarter of 2020 under the HIV grant for reimbursement, in part, of prior period costs.

The decrease in license revenue from a related party was due to the $22.7 million of revenue related to Brii Bio’s exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in greater China recognized in prior year.

Cost of Revenue

The increase in cost of revenue for the three and six months ended June 30, 2021 compared to the same periods in 2020 was due to third-party royalties owed based on the sales of sotrovimab, that received an EUA in May 2021, under our 2020 GSK Agreement.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$18,058	$26,563	$(8,505)	$71,071	$59,558	$11,513
Personnel	28,025	14,756	13,269	53,828	29,165	24,663
Contract manufacturing	4,322	19,959	(15,637)	15,642	21,644	(6,002)
Clinical costs	16,413	4,278	12,135	46,147	7,499	38,648
Other	19,308	14,097	5,211	34,308	26,766	7,542
Total research and development expenses	$86,126	$79,653	$6,473	$220,996	$144,632	$76,364

Comparison of three months ended June 30, 2021 and 2020

This increase in research and development expenses for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following factors:

•
personnel-related expenses increased by $13.3 million, which was primarily attributable to an increase in our headcount;
•
clinical costs increased by $12.1 million, which was primarily attributable to activities related to our sotrovimab and VIR-2218 clinical trials;
•
other research and development expenses increased by $5.2 million, which was primarily attributable to increases of $2.7 million in sublicense fees due under a license agreement, and $2.0 million in the allocation of facilities and other costs due to an increase in our headcount and higher lease expense;
•
contract manufacturing expense decreased by $15.6 million, which was primarily related to completion of manufacturing activities for our COVID-19 product candidates in the third quarter of 2020; and
•
licenses, collaborations and contingent consideration expenses decreased by $8.5 million, which was primarily attributable to decreases of $18.8 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, $10.0 million payment to Alnylam Pharmaceuticals, Inc., or Alnylam, resulting from Brii Bio’s exercise of its option for VIR-2218 in the second quarter of 2020, and $1.3 million in costs under our collaboration agreement with Alnylam, or Alnylam Agreement, partially offset by an increase of $21.6 million in costs under our collaboration arrangements with GSK.

Comparison of six months ended June 30, 2021 and 2020

This increase in research and development expenses for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following factors:

•
clinical costs increased by $38.6 million, which was primarily attributable to activities related to our sotrovimab and VIR-2218 clinical trials;
•
personnel-related expenses increased by $24.7 million, which was primarily attributable to an increase in our headcount;
•
licenses, collaborations and contingent consideration expenses increased by $11.5 million, which was primarily attributable to increases of $40.1 million in costs under our collaboration arrangements with GSK and $15.0 million related to the change in fair value of the contingent consideration from our acquisition of Humabs, partially offset by decreases of $31.8 million due to achievement of the first development milestone under our Alnylam Agreement in the first quarter of 2020, $10.0 million payment to Alnylam resulting from Brii Bio's exercise of its option for VIR-2218 in the second quarter of 2020, and $1.8 million in collaboration costs under our Alnylam Agreement;
•
other research and development expenses increased by $7.5 million, which was primarily attributable to increases of $4.4 million in the allocation of facilities and other costs due to an increase in our headcount and higher lease expense, and $2.7 million in sublicense fees due under a license agreement; and

•
contract manufacturing expense decreased by $6.0 million, which was primarily related to completion of manufacturing activities for our COVID-19 product candidates in the third quarter of 2020.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to increases in personnel-related expenses related to additional headcount, external consulting services and recruiting expenses.

Interest Income

The decrease in interest income was primarily due to lower interest rates and higher amortization of premium on investment balances in the three and six months ended June 30, 2021 compared to the same periods in 2020.

Other Income (Expense), Net

The decrease in other expense for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

As of June 30, 2021, excluding restricted cash, we had $876.7 million in cash, cash equivalents and investments, and an accumulated deficit of $774.3 million. To date, we have financed our operations primarily through sales of our common stock from our initial public offering and follow-on offering; sales of our convertible preferred securities; and payments received under our grant and collaboration agreements.

In November 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. As of June 30, 2021, no shares have been issued under the Sales Agreement.

In March 2021, in connection with the 2021 Preliminary Agreement with GSK, we issued 1,924,927 shares of our common stock to Glaxo Group Limited (an affiliate of GSK), or GGL, for an aggregate purchase price of approximately $120.0 million. In the second quarter of 2021, we received $225.0 million of upfront fee under the 2021 GSK Agreement.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2021 will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.

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
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for our EUA product and any of our product candidates for which we receive marketing approval;
•
the amount of revenue received from commercial sales of our EUA product or any product candidates for which we receive marketing approval;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$50,529	$(59,048)
Investing activities	162,909	114,804
Financing activities	91,032	205,425
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$304,470	$261,181

Operating Activities

During the six months ended June 30, 2021, net cash provided by operating activities was $50.5 million. This consisted primarily of a net loss of $107.1 million, offset by a decrease in our net operating assets of $72.7 million and non-cash charges of $85.0 million. The change in our net operating assets of $72.7 million was primarily due to an increase in deferred revenue by $90.5 million driven by the upfront fee received under the 2021 GSK Agreement, and increase in accounts payable by $4.9 million, which was partially offset by decreases in accrued liabilities and other long-term liabilities by $22.3 million due to timing of payments. The non-cash charges of $85.0 million primarily consisted of $42.9 million for revaluation of contingent consideration, $36.5 million for stock-based compensation expense, and $2.5 million for depreciation and amortization.

During the six months ended June 30, 2020, net cash used in operating activities was $59.0 million. This consisted primarily of a net loss of $108.4 million, an increase in our net operating assets of $2.6 million, and a payment on contingent consideration of $6.5 million related to a milestone achieved under our Humabs acquisition, partially offset by non-cash charges of $58.5 million. The change in our net operating assets of $2.6 million was primarily due to a decrease in deferred revenue of $4.0 million related to revenue recognized from the Bill & Melinda Gates Foundation grants, an increase of $2.2 million in prepaid expenses and other current assets related to a receivable under our 2020 GSK Agreement, a decrease in operating lease liabilities of $1.6 million due to lease payments, and a decrease in accounts payable of $1.3 million, which was partially offset by an increase in accrued liabilities and other long-term liabilities by $6.8 million due to higher research and development activities. The non-cash charges of $58.5 million primarily consisted of $27.8 million for revaluation of contingent consideration, $16.8 million for the change in fair value of the derivative liability under the Alnylam Agreement, $8.7 million for stock-based compensation expense, and $2.1 million for depreciation and amortization.

Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities was $162.9 million. This consisted primarily of $221.4 million in proceeds received from investments which matured during the period, partially offset by purchases of investments of $55.7 million and property and equipment of $2.7 million.

During the six months ended June 30, 2020, net cash provided by investing activities was $114.8 million. This consisted primarily of $247.2 million in proceeds received from investments which matured during the period, partially offset by purchases of investments of $129.9 million and property and equipment of $2.6 million.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $91.0 million. This consisted primarily of proceeds received from the issuance of our common stock to GGL of $85.2 million in March 2021 and from exercises of stock options of $5.9 million.

During the six months ended June 30, 2020, net cash provided by financing activities was $205.4 million. This consisted primarily of proceeds received from the issuance of our common stock to GGL of $206.7 million in April 2020 and from exercises of stock options of $2.4 million, partially offset by a payment of contingent consideration related to our Humabs acquisition of $3.5 million.

Contractual Obligations and Commitments

There have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC. Brii Biosciences Limited, or Brii Bio Parent, and its wholly owned subsidiary, Brii Bio, are variable interest entities due to their reliance on future financing and insufficient equity at risk. However, we do not have the power to direct activities that most significantly impact the economic success of these entities and are not the primary beneficiary, and therefore we do not consolidate Brii Bio Parent or Brii Bio.

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

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $756.0 million as of June 30, 2021, which consisted of money market funds and bank time deposits. We also had short- and long-term investments of $134.8 million as of June 30, 2021. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2021.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the condensed consolidated statements of operations and were not material for the six months ended June 30, 2021 and 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in April 2016, we have incurred significant net losses and have never generated any significant revenue from product sales. Our net loss was $107.1 million and $108.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $774.3 million. Although we have recently entered into procurement agreements to supply sotrovimab and began to recognize revenue for sotrovimab, the extent of future revenue remains uncertain.

 We expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. To date, we have only obtained Emergency Use Authorization, or EUA, for sotrovimab. It could be several years, if ever, before we are able to commercialize any of our other products. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, procuring commercial-scale manufacturing, marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is sufficient to offset our expenses and achieve profitability.

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

We are a clinical-stage company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We have only recently received an EUA from the U.S. Food and Drug Administration, or the FDA, for sotrovimab and are in the early stages of seeking approval under a BLA and expanding our commercialization capabilities for sotrovimab. As an organization, we have not yet demonstrated an ability to obtain marketing approvals, successfully manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization or arrange for a third party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of June 30, 2021, excluding restricted cash, we had cash, cash equivalents and investments of $876.7 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2021 will fund our current operating plans through at least the next 12 months from the issuance date of our consolidated financial statements for the period ended June 30, 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our EUA product or our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for our EUA product and any of our product candidates for which we receive marketing approval;
•
the amount of revenue received from commercial sales of our EUA product or any product candidates for which we receive marketing approval;
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

The COVID-19 pandemic and the evolution of new and existing variants of COVID-19 has resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or commercialization efforts, which may adversely affect our business, financial condition, results of operations and prospects. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

If we raise additional capital through future collaborations or strategic alliances, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

We received an EUA from the FDA for sotrovimab (previously VIR-7831). If the FDA revokes or terminates our EUA for sotrovimab for the early treatment of COVID-19, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of sotrovimab unless we can obtain FDA approval for this product and its currently authorized uses.

Sotrovimab is currently made available pursuant to an EUA we received from the FDA on May 26, 2021 for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at risk for progression to severe COVID-19, including hospitalization or death. We cannot predict how long this EUA will remain effective for, and we may not receive advance notice from the FDA regarding revocation of our EUA. If our EUA is terminated or revoked, sotrovimab will no longer be available until and if we have obtained FDA approval of a biologics license application, or BLA. Changing policies and regulatory requirements could limit, delay or prevent further commercialization sotrovimab and could adversely impact our business, financial condition, results of operations and prospects.

Our near-term success is dependent on the successful roll-out and commercialization of sotrovimab for the early treatment of COVID-19. If we are unable to successfully roll-out and commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected.

Our near-term success is dependent on the successful roll-out and commercialization of sotrovimab, which is our only currently available product. The commercial success of sotrovimab will depend on a number of factors, some of which are outside of our control, including the following:

•
our ability to comply with all regulatory requirements applicable to our EUA, including applicable FDA marketing, manufacturing and post-market requirements and other requirements of our EUA;
•
whether we are required by the FDA or other similar regulatory authorities to conduct additional clinical trials or to modify the design of our current trials to support the approval of sotrovimab;
•
the receipt of additional marketing authorizations and approvals from the FDA and other similar regulatory authorities;
•
our ability to achieve and maintain compliance with all regulatory requirements applicable to sotrovimab;
•
perceptions by the public and members of the medical community, including physicians, as to the safety and efficacy of sotrovimab;
•
demand from the public and members of the medical community for sotrovimab;
•
the availability, perceived advantages, relative cost, relative convenience and relative efficacy of sotrovimab compared to other COVID-19 therapies;
•
the ability of sotrovimab to be effective in patients with COVID-19 and its variants;
•
positive or negative media coverage of sotrovimab;
•
the effectiveness of our marketing and sales efforts;
•
our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of sotrovimab;
•
the ability to enter into additional procurement contracts with government entities or be approved for inclusion in government stockpile programs, and our ability to meet our obligations under such contracts and programs;

•
our reliance on GSK and other partners for development, commercialization and manufacturing of sotrovimab;
•
our ability to obtain, maintain and enforce our intellectual property rights;
•
our ability to maintain a continued supply of sotrovimab that meets our quality control requirements;
•
the ability of third-party manufacturing partners to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;
•
limitation on use or warnings required by the FDA;
•
our current and future arrangements with healthcare providers, physicians and third-party payors; and
•
availability of, or changes in, coverage or reimbursement rates for sotrovimab from government or other commercial or healthcare payors.

In addition, COVID-19 treatment standards are susceptible to rapid clinical developments. Sotrovimab may be rendered inferior or obsolete, even if it were to gain widespread market acceptance initially. If we are unable to successfully roll-out and commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected.

We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in furtherance of our pursuit of a potential therapy for COVID-19, the disease caused by the virus SARS-CoV-2, and we may be unable to secure sufficient capital, market demand or manufacturing capacity to successfully develop and commercialize a therapy that treats the virus in a timely manner, if at all.

In response to the ongoing outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as sotrovimab and VIR-7832. Although we have received EUA from the FDA for sotrovimab for the early treatment of COVID-19, and positive scientific opinion from the European Medicines Agency, or EMA, related to the use of sotrovimab for the early treatment of COVID-19 and recently entered into procurement agreements to supply sotrovimab, we have not obtained regulatory approval for sotrovimab or any other product candidates, and we may be unable to successfully develop and commercialize a therapy that treats the virus in a timely manner, if at all.

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

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations and which will require significant additional funding. Our current estimated aggregate commitments to GSK under two separate master services agreements with Samsung Biologics Co., Ltd. and WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for drug substance, drug product and raw material were approximately $365 million as of June 30, 2021, excluding the approximate “access fee” payable to Biogen, Inc. that is payable only if we use Biogen, Inc.’s technology. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” and “Business—Manufacturing—Manufacturing Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Form 10-K.

While we believe securing such manufacturing capacity and technological expertise is essential to the potential success of our SARS-CoV-2 antibody development programs, such capital commitments plus any future commitments, in the aggregate, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing arrangements in the future in order to create an effective supply chain for sotrovimab and our other COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity, which could adversely affect our business, financial condition, results of operations and prospects. We will need to raise substantial additional capital to fund the development of sotrovimab and our product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all and our ability to obtain additional capital could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that we will secure significant supply commitments from governments or that our therapy will be approved for inclusion in government stockpile programs, which may be material to the commercial success of sotrovimab and our product candidates, either in the United States or abroad.

In addition, another party may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy that is easier to deliver and administer to patients in a timelier manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies some of which are further along in the development process than we are. For example, in November 2020, Regeneron Pharmaceuticals, Inc., or Regeneron, received EUA from the FDA for REGEN-COV (casirivimab with imdevimab), a cocktail of two monoclonal antibodies, which has been shown to reduce hospitalization and death risk by 70% in clinical trials. Other companies like AstraZeneca plc, or AstraZeneca, and Adagio Therapeutics, or Adagio, have been successful in securing government support and funding, respectively, and are in the process of developing antibody treatments that, if successful, could be effective against known viral variants and be administered via intramuscular, or IM, injection. There are also efforts by other companies in developing prophylactic vaccines against COVID-19. For example, in December 2020, Pfizer Inc. and Moderna, Inc. and in February 2021, Janssen Biotech Inc. received EUA from the FDA for their COVID-19 vaccines which have been proven to be 95%, 94% and 85% effective, respectively, in clinical trials. In addition, there are potential small molecule therapies being developed by others such as Merck & Co, Inc. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that there will be sufficient market demand for our COVID-19 therapies, that we will secure U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy our demand and not have stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic, all of which may adversely impact our ability to commercialize a therapy for COVID-19. In addition, several organizations have already secured significant commitments from governments to purchase COVID-19 antibodies and vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to successfully commercialize a therapy for COVID-19. Additionally, the availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the transient nature of pandemics, could negatively impact or eliminate demand for our COVID-19 therapies. For additional information regarding our competition see the section below titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

Risks Related to the Development and Commercialization

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our EUA product and product candidates in a timely manner. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.

We have invested a significant portion of our time and financial resources in the development of our product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and successfully commercialize our EUA product and product candidates, if approved, in a timely manner. We may face unforeseen challenges in our product development strategy, and we can provide no assurances that our product candidates will be successful in clinical trials or will ultimately receive regulatory approval.

We initiated clinical trials for multiple product candidates, have obtained EUA for sotrovimab, but have not obtained BLA approval for any product candidate to date. We operate in a highly regulated field, and it is possible that any product candidate we may seek to develop in the future will not obtain regulatory approval.

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval for further development, manufacturing or commercialization of our product candidates by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program, requiring their alteration.

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, BLA, or foreign marketing application for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

In addition, the FDA or comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain applicable regulatory approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

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

We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We initiated a Phase 2 clinical trial to combine VIR-2218 with pegylated interferon-alpha and a Phase 2 clinical trial that combine VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals and market authorizations.

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

Furthermore, our product candidates are based on certain innovative technology platforms, which makes it even more difficult to predict the time and cost of product candidate development and obtaining necessary regulatory approvals, particularly for our small interfering ribonucleic acid, or siRNA, and cytomegalovirus, or CMV, vector technologies. Relatively few siRNA product candidates have ever been tested in humans and to date very few have received regulatory approval and market authorizations. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.

As part of our T cell platform, our approach is to use human cytomegalovirus, or HCMV, as a vaccine vector to potentially treat and prevent pathogens refractory to current vaccine technologies because HCMV may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. Safety and toxicity trials for this technology have so far only been conducted in animal species, in which HCMV has limited ability to replicate. If our first clinical trial for VIR-1111 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidates and any other potential products based on HCMV-vector technology may be significantly limited or become impossible. Also, because our HCMV-vector technology is novel, regulatory agencies may lack experience with product candidates such as VIR-1111, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. In addition, our HCMV-vector technology utilizes live-attenuated, genetically-modified organisms for which the FDA, the EMA, and other comparable foreign regulatory authorities and other public health authorities, such as the Centers for Disease Control and Prevention and hospitals involved in clinical trials, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing sotrovimab and VIR-7832 for the treatment of COVID-19, VIR-2218 and VIR-3434 for the treatment of HBV, VIR-2482 for the prevention of influenza A, and VIR-1111 for the prevention of human immunodeficiency virus, or HIV. In particular, clinical trials for prophylaxis tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

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

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and an emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. The availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the unpredictable nature of pandemics and the prevalence of new variants of COVID-19, could negatively impact or eliminate demand for our COVID-19 therapies. Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, small-molecule drugs, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants or in producing a therapy that is easier to deliver and administer to patients in a timelier manner.

Our commercialization potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. The key competitive factors affecting the success of all our programs are likely to be efficacy, safety, convenience and timing. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead Sciences, Inc., which is FDA approved for the treatment of COVID-19 in hospitalized settings, and several treatments and prophylactic vaccines are available under EUA. Currently, the antibody combination of casirivimab and imdevimab by Regeneron are available under EUA, for intravenously administered regimen in the mild-to-moderate setting. Convalescent plasma is also available under EUA. Additionally, COVID-19 vaccines are available in the U.S. under EUA from Janssen Biotech, Inc., Moderna, Inc. and Pfizer Inc. (in partnership with BioNTech SE). Numerous large and small pharmaceutical and biotechnology companies are developing programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies. Companies with antibodies in clinical development include AbbVie, Inc., Adagio, AstraZeneca, Brii Bio, Celltrion Healthcare Co., Ltd., Eli Lilly and Regeneron. Companies with oral antivirals in clinical development include Merck & Co., Pfizer Inc., and Roche Holding AG,. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A.

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

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development stages. We were granted an EUA on May 26, 2021 for sotrovimab for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at risk for progression to hospitalization or death. Sotrovimab is also currently in a Phase 2 clinical trial evaluating an IM formulation. In the second quarter of 2021, we initiated an additional Phase 3 clinical trial evaluating an IM formulation of sotrovimab and a Phase 1b/2a clinical trial for VIR-7832, also a SARS-CoV-2-neutralizing mAb. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. Our EUA for sotrovimab, for example, allows us to commercialize sotrovimab prior to FDA approval. However, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways, including if one of our COVID-19 product candidates, such as sotrovimab, is not yet approved by the FDA and if we and our commercialization and manufacturing partners have invested in the commercialization and manufacturing of such product candidate under an EUA.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of our EUA product and will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws.

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our EUA product and additional product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval” in our 2020 Form 10-K. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

Coverage and adequate reimbursement may not be available for our EUA product and any product candidates that we commercialize, if approved, which could make it difficult for us to sell profitably.

Market acceptance and sales of our EUA product and any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these product and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for our EUA product and any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because our EUA product and certain of our product candidates are physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used.

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for our EUA product or any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, our EUA product or any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our EUA product or any product candidates that we develop.

Healthcare legislative reform measures may have a negative impact on our business, financial condition, results of operations and prospects.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our EUA product or any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Additionally, In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the Bipartisan Budget Act of 2018, will continue through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Further, in February 2021, the FDA issued guidance strongly recommending that individual monoclonal antibody products be developed with the expectation that they will be combined with one or more monoclonal antibody products that bind to different epitopes to minimize the risk of losing activity against emergent variants. This type of government action could have a negative impact on our business, financial condition, results of operations and prospectus. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability. For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform” in our 2020 Form 10-K.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our EUA product and any approved product, which could have an adverse effect on demand for our EUA product and product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

We are currently manufacturing material for product candidates of three different modalities: mAbs, HCMV-based vaccines and siRNAs. Except for limited process development and quality control testing capabilities in certain of our facilities, we do not own or operate facilities for product manufacturing, storage and distribution, or testing. We are dependent on third parties to manufacture the clinical supplies of our current and any future product candidates. We have established relationships with multiple contract development and manufacturing organizations, or CDMOs, that have produced material to support our preclinical, Phase 1, 2, and 3 clinical trials. We have limited experience manufacturing our product candidates on a commercial scale, and we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our future product candidates. Certain of our product candidates may have to compete with existing and future products, such as the annual flu vaccine or any current or future COVID-19 vaccine, that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.

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

Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the United Kingdom could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding , which could adversely affect our financial condition and cause us to delay our clinical development programs.

Further, our reliance on third-party suppliers and manufacturers entails risks to which we would not be exposed to if we manufactured product candidates ourselves, including:

•
delay or inability to procure or expand sufficient manufacturing capacity;
•
delays in process development;

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

The U.S. government has made statements and taken actions in recent years that have led to certain changes and may lead to additional changes to U.S. and international trade policies, including imposing several rounds of tariffs affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018 announced further tariffs targeting goods imported from China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. While we have only recently started commercialization of sotrovimab under EUA, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our drug products, the competitive position of our drug products, and import or export of raw materials used in our drug development, particularly with respect to raw materials that we import from China, including pursuant to our manufacturing arrangements with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

The WTO is currently considering a waiver of intellectual property rights for COVID-19 vaccines and the U.S. government recently took a stance in support of the waiver. The current proposal is for a temporary waiver of intellectual property rights that cover COVID-19 vaccines, however, the ultimate timing and scope of the waiver, if approved, is unknown. The scope and timing of such waiver will likely be subject to extensive negotiations given the complexity of the matter, which may result in prolonged uncertainty, which could adversely affect our business. If a waiver is approved and covers COVID-19 treatments or prophylactics, such as sotrovimab and VIR-7832, our ability to successfully commercialize our COVID-19 product candidates and protect our related technology could be adversely affected.

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

As of June 30, 2021, we had 367 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel all within the context of the rapidly evolving global pandemic of COVID-19. We continue to closely monitor the COVID-19 situation and will evolve our expansion plans as needed. As a result of the global pandemic, the majority of our workforce has been working from home since March 2020. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. We have implemented plans to reopen our offices to allow employees to return when appropriate. Although these plans are consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should the COVID-19 situation change, there is uncertainty regarding the long-term impact that the COVID-19 pandemic has had on the nature of the office environment and remote working, which could present operational and workplace culture challenges as we seek to expand our organization. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that have joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the current COVID-19 pandemic, the multiple SARS-CoV-2 variants that have further complicated the fight to subdue the global pandemic and any future outbreaks of the disease. The COVID-19 pandemic has resulted in travel restrictions, quarantines orders and other restrictions by governments to reduce the spread of the disease. As a result, the majority of our workforce has been working from home since March 2020.

The effects of the restrictions related to the COVID-19 pandemic and our work-from-home policies, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, due to the COVID-19 pandemic and our remote workforce, we have experienced an increased risk to our information technology assets and data. We have implemented plans to reopen our offices when appropriate. We may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our CDMOs that we use to supply our early-stage product candidates are located in China, where the COVID-19 outbreak was first reported and where there have been government-imposed quarantines. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the coronavirus outbreak in the region or other regions may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates.

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

The global pandemic of COVID-19 and the evolution of new and existing variants of COVID-19 that are resistant to existing treatments or vaccinations continue to rapidly evolve. The ultimate impact of the ongoing COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

We may be required to expend significant resources (including financial), fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Although we maintain cybersecurity insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, if a security breach were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions.

For example, we and one of our third-party vendors have experienced social engineering schemes designed to gain access to our systems, including recent business email compromises through phishing attacks, and may be a target of other phishing attacks, social engineering attacks or other cyber-attacks in the future. If a data security breach affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged or our operations, disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. Such laws may include the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH. Under these laws specifically, notice of certain security breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, or the HHS, and for extensive breaches, to the media or state attorneys general. Such a notice could further harm our reputation and our ability to compete. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Furthermore, a data security breach could result in fines, increased costs or loss of revenue and we could incur liability (such as through regulatory fines and penalties as well as private claims), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Additionally, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

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

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, through July 30, 2021, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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

In addition, public statements by us, government agencies, the media or others relating to the ongoing COVID-19 pandemic (including regarding our and others’ efforts to develop COVID-19 therapies) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the COVID-19 pandemic, information in the public arena on this topic, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price. Information related to our development, manufacturing, regulatory and commercialization efforts with respect to sotrovimab and VIR-7832, or information regarding such efforts by competitors with respect to their potential therapies, may meaningfully impact our stock price.

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

10.1+

Amended and Restated Employment Letter Agreement between the Company and Ann M. Hanly, dated May 4, 2021 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.2†	Definitive Collaboration Agreement between the Company, GlaxoSmithKline Intellectual Property Development Limited and GlaxoSmithKline Biologicals SA, dated May 18, 2021.

10.3†	Amendment No. 5 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated June 2, 2021.

10.4†	Amendment No. 4 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated June 16, 2021.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

VIR BIOTECHNOLOGY, INC.

Date: August 5, 2021	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Howard Horn
Howard Horn
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)