Form 10-Q
period 2021-09-30
Vir Biotechnology, Inc.
filed 2021-11-04
CIK 1706431

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 130,880,159 shares of common stock, $0.0001 par value per share, outstanding.

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

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:

•
We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and therefore, may not be able maintain profitability.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$714,521	$436,575
Short-term investments	55,560	300,286
Restricted cash and cash equivalents, current	6,112	7,993
Receivable from collaboration	93,003	—
Equity investments	169,369	—
Prepaid expenses and other current assets	27,772	27,511
Total current assets	1,066,337	772,365
Intangible assets, net	33,421	33,820
Goodwill	16,937	16,937
Property and equipment, net	26,610	17,946
Operating right-of-use assets	57,566	61,947
Restricted cash and cash equivalents, noncurrent	6,999	6,919
Other assets	2,343	8,827
TOTAL ASSETS	$1,210,213	$918,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,225	$5,077
Accrued and other liabilities	64,845	76,936
Deferred revenue, current portion	96,154	6,451
Contingent consideration, current portion	68,500	10,600
Total current liabilities	233,724	99,064
Deferred revenue, noncurrent	3,815	3,815
Operating lease liabilities, noncurrent	68,604	66,556
Contingent consideration, noncurrent	20,720	25,374
Deferred tax liability	3,253	3,253
Other long-term liabilities	3,823	3,847
TOTAL LIABILITIES	333,939	201,909
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 130,826,122 and 127,416,740 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	1,541,422	1,385,301
Accumulated other comprehensive loss	(1,307)	(1,278)
Accumulated deficit	(663,854)	(667,184)
TOTAL STOCKHOLDERS’ EQUITY	876,274	716,852
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,210,213	$918,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$102,398	$—	$107,731	$—
Contract revenue	315	188	169,581	44,197
Grant revenue	903	1,740	5,356	7,690
License revenue from a related party	—	—	—	22,747
Total revenue	103,616	1,928	282,668	74,634
Operating expenses:
Cost of revenue	7,836	—	8,988	—
Research and development	98,669	70,684	319,665	215,316
Selling, general and administrative	50,496	18,859	105,016	47,894
Total operating expenses	157,001	89,543	433,669	263,210
Loss from operations	(53,385)	(87,615)	(151,001)	(188,576)
Other income (expense):
Change in fair value of equity investments	164,072	—	164,072	—
Interest income	11	412	272	2,548
Other income (expense), net	64	2,616	(9,430)	(6,904)
Total other income (expense)	164,147	3,028	154,914	(4,356)
Income (loss) before provision for income taxes	110,762	(84,587)	3,913	(192,932)
Provision for income taxes	(334)	(22)	(583)	(84)
Net income (loss)	$110,428	$(84,609)	$3,330	$(193,016)
Net income (loss) per share, basic	$0.85	$(0.67)	$0.03	$(1.66)
Net income (loss) per share, diluted	$0.82	$(0.67)	$0.02	$(1.66)
Weighted-average shares outstanding, basic	130,665,831	125,810,907	129,520,837	116,427,529
Weighted-average shares outstanding, diluted	133,854,419	125,810,907	133,318,979	116,427,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$110,428	$(84,609)	$3,330	$(193,016)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	13	(196)	(71)	99
Amortization of actuarial loss	14	6	42	17
Other comprehensive income (loss)	27	(190)	(29)	116
Comprehensive income (loss)	$110,455	$(84,799)	$3,301	$(192,900)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2021	130,479,975	$13	$1,512,928	$(1,334)	$(774,282)	$737,325
Issuance of common stock to settle a contingent consideration	42,737	—	1,860	—	—	1,860
Vesting of restricted common stock	1,852	—	—	—	—	—
Exercise of stock options	301,558	—	3,690	—	—	3,690
Stock-based compensation	—	—	22,944	—	—	22,944
Other comprehensive income	—	—	—	27	—	27
Net income	—	—	—	—	110,428	110,428
Balance at September 30, 2021	130,826,122	$13	$1,541,422	$(1,307)	$(663,854)	$876,274

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2020	117,727,086	$12	$1,040,988	$(295)	$(476,926)	$563,779
Issuance of common stock in connection with a follow-on offering, net of issuance costs of $21,786	8,214,285	1	323,213	—	—	323,214
Vesting of restricted common stock	561,255	—	427	—	—	427
Exercise of stock options	489,005	—	1,152	—	—	1,152
Stock-based compensation	—	—	8,582	—	—	8,582
Other comprehensive loss	—	—	—	(190)	—	(190)
Net loss	—	—	—	—	(84,609)	(84,609)
Balance at September 30, 2020	126,991,631	$13	$1,374,362	$(485)	$(561,535)	$812,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	127,416,740	$13	$1,385,301	$(1,278)	$(667,184)	$716,852
Issuance of common stock in connection with a collaboration agreement	1,924,927	—	85,213	—	—	85,213
Issuance of common stock to settle a contingent consideration	42,737	—	1,860	—	—	1,860
Vesting of restricted common stock	89,261	—	—	—	—	—
Exercise of stock options	1,352,457	—	9,635	—	—	9,635
Stock-based compensation	—	—	59,413	—	—	59,413
Other comprehensive loss	—	—	—	(29)	—	(29)
Net income	—	—	—	—	3,330	3,330
Balance at September 30, 2021	130,826,122	$13	$1,541,422	$(1,307)	$(663,854)	$876,274

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	107,648,925	$11	$793,051	$(601)	$(368,519)	$423,942
Reclassification of derivative liability to additional paid-in capital	—	—	29,245	—	—	29,245
Issuance of common stock in connection with the achievement of a milestone	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	6,626,027	1	206,698			206,699
Issuance of common stock for cashless exercise of warrant	211,774	—	—	—	—	—
Issuance of common stock in connection with a follow-on offering, net of issuance costs of $21,786	8,214,285	1	323,213	—	—	323,214
Vesting of restricted common stock	1,791,880	—	1,316	—	—	1,316
Exercise of stock options	1,387,629	—	3,540	—	—	3,540
Stock-based compensation	—	—	17,299	—	—	17,299
Other comprehensive income	—	—	—	116	—	116
Net loss	—	—	—	—	(193,016)	(193,016)
Balance at September 30, 2020	126,991,631	$13	$1,374,362	$(485)	$(561,535)	$812,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,330	$(193,016)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,891	3,185
Amortization of intangible assets	399	918
Impairment of intangible assets	—	832
Amortization of premiums (accretion of discounts) on investments, net	(859)	1,052
Noncash lease expense	4,471	2,498
Change in fair value of equity investments	(164,072)	—
Change in estimated fair value of contingent consideration	63,246	44,432
Payment of contingent consideration in excess of acquisition date fair value	(8,140)	(6,453)
Change in estimated fair value of derivative liability	—	16,796
Stock-based compensation	59,413	17,299
Other	486	17
Changes in operating assets and liabilities:
Receivable from collaboration	(93,003)	—
Prepaid expenses and other current assets	1,878	(416)
Other assets	(1,051)	(2,168)
Accounts payable	(959)	1,041
Accrued liabilities and other long-term liabilities	(13,490)	13,183
Operating lease liabilities	(383)	(2,343)
Deferred revenue	89,559	(5,746)
Net cash used in operating activities	(55,284)	(108,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,750)	(4,119)
Purchases of investments	(55,729)	(363,399)
Maturities of investments	301,243	296,763
Proceeds from disposal of an equipment	4	—
Proceeds from disposal of an asset held for sale	—	180
Net cash provided by (used in) investing activities	236,768	(70,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a collaboration agreement	85,213	206,699
Proceeds from issuance of common stock, net of issuance costs	—	323,214
Payment of contingent consideration	—	(3,547)
Payment of principal on financing lease obligation	(187)	(173)
Proceeds from exercise of stock options	9,635	3,540
Net cash provided by financing activities	94,661	529,733
Net increase in cash, cash equivalents and restricted cash and cash equivalents	276,145	350,269
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	451,487	122,816
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$727,632	$473,085
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for payment of contingent consideration	$1,860	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$4,191	$598
Operating lease liabilities obtained in exchange of right-of-use asset	$90	$437
Reclassification of derivative liability to additional paid-in capital	$—	$29,245
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$714,521	$462,521
Restricted cash and cash equivalents, current	6,112	9,363
Restricted cash and cash equivalents, noncurrent	6,999	1,201
Total cash, cash equivalents and restricted cash	$727,632	$473,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Its development pipeline consists of product candidates targeting coronavirus disease 2019 (“COVID-19”), hepatitis B virus (“HBV”), influenza A virus, and human immunodeficiency virus (“HIV”). Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes.

In May 2021, the Company received an Emergency Use Authorization (“EUA”) from the U.S. Food and Drug Administration for sotrovimab (previously VIR-7831) for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. The Company also received a positive scientific opinion from the Committee for Human Medicinal Products in the European Union for sotrovimab in May 2021. The Company has since received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations in a dozen other countries to date.

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

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of September 30, 2021, no shares have been issued under the Sales Agreement.

Need for Additional Capital

The Company has incurred operating losses since inception and expects such losses to continue over the next several years. As of September 30, 2021, the Company had an accumulated deficit of $663.9 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the potential need to raise additional capital to fully implement its business plan. The Company had, excluding restricted cash, $939.5 million of cash, cash equivalents, and investments as of September 30, 2021, and by also excluding the equity investment in Brii Biosciences Limited ("Brii Bio Parent"), the Company had $770.1 million. Based on the Company’s business plans, management believes that the $770.1 million as of September 30, 2021 will be sufficient to fund its operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the condensed consolidated balance sheets. As of September 30, 2021, the Company has no off-balance sheet concentrations of credit risk.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. During the nine months ended September 30, 2021 and 2020, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

Investments

Investments include available-for-sale debt securities and equity investments, which are carried at estimated fair value.

Available-for-Sale Debt Securities

The Company’s valuations of marketable debt securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the condensed consolidated statements of operations. The Company’s policy is not to measure an allowance for credit losses for interest receivable and to write off any uncollectible interest receivable as a reversal of interest income in the period in which it determines the interest will not be collected.

Equity Investments

Under Accounting Standards Update No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, the Company measures its investment in equity securities at fair value at each reporting date based on the market price at period end if it has a readily determinable fair value. Otherwise, the investments in equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer unless the Company has significant influence or control over the investee. Changes in fair value resulting from observable price changes are presented as change in fair value of equity investments and changes in fair value resulting from foreign currency translation are included in other income (expense), net on the condensed consolidated statements of operations.

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

Revenue Recognition

Collaboration, License and Contract Revenue

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606 or other guidance, as deemed appropriate. The Company has entered into a number of license and collaboration agreements that fall within the scope of ASC 606. The Company evaluates the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses, (ii) performance of research and development services, and (iii) participation on joint research and/or development committees. They also may include options to obtain licenses to the Company’s intellectual property. Generally, the classification of the transactions under the collaborative arrangements is determined based on the nature of contractual terms of the arrangement, along with the nature of the operations of the participants. When the Company is considered an agent in the arrangement, it records its share of collaboration revenue in the period in which such sales occur, which is when the performance obligation has been satisfied. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. Collaboration revenue is based upon the revenue reported by the Company's collaboration partner, net of cost of sales and allowable expenses (including distribution, selling and marketing expenses) in the period. In order to record collaboration revenue, the Company utilizes certain information from its collaboration partner, including revenue from the sale of the product, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses.

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. These agreements may include the following types of consideration: non-refundable upfront payments, reimbursement for research services, research, development or regulatory milestone payments, profit-sharing arrangements, and royalty and commercial sales milestone payments.

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

For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee.

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

Acquisitions

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date and are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the condensed consolidated balance sheets. The changes in fair values of contingent consideration related to the achievement of various milestones are recorded within research and development expenses or selling, general and administrative expenses based on the nature of the relevant underlying activities.

When the Company determines that entities acquired do not meet the definition of a business, the transaction is accounted for as an acquisition of assets. Therefore, the consideration paid to acquire IPR&D is expensed, and no goodwill is recorded. Any contingent consideration is generally recognized only when it becomes payable or is paid.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Embedded Derivatives

The Company evaluates its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. Embedded derivatives are reported on the condensed consolidated balance sheets at their estimated fair values. Contingent consideration related to asset acquisitions that meet the definition of an embedded derivative is classified as contingent consideration on the condensed consolidated balance sheets. Any change in estimated fair values, as determined at each measurement period, are recorded in the condensed consolidated statements of operations based on the nature of the related contingencies. Changes in fair values of embedded derivatives related to the achievement of various development milestones for product candidates are recorded within research and development expenses. Otherwise, changes in fair values are recorded within other income (expense), net.

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

Cash Equivalents, Bank Time Deposits and Available-for-Sale Debt Securities

The following tables summarize the Company’s cash equivalents, bank time deposits and available-for-sale debt securities measured at fair value on a recurring basis, and classified as Level 1 and Level 2 within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

		September 30, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$711,547	$—	$—	$711,547
Bank time deposits	Level 2	5,000	—	—	5,000
U.S. government treasuries	Level 2	50,546	14	—	50,560
Total financial assets		$767,093	$14	$—	$767,107

(1) Includes $13.1 million of restricted cash equivalents.

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

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the condensed consolidated balance sheets, and amounted to $0.8 million as of December 31, 2020. As of September 30, 2021, the accrued interest receivable was immaterial. The Company did not write off any accrued interest receivable during the nine months ended September 30, 2021 and 2020.

As of September 30, 2021, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized gains recorded in accumulated other comprehensive income (loss) were immaterial as of September 30, 2021. As of September 30, 2021, no securities have contractual maturities of longer than one year.

Equity Investments

As of September 30, 2021, the Company's equity investment consisted solely of ordinary shares of Brii Bio Parent. The Company acquired the securities as partial consideration for entering into the collaboration, option and license agreement (the “Brii Agreement”) with Brii Bio Parent and Brii Biosciences Offshore Limited (“Brii Bio”) in May 2018. The Company concluded it does not have a controlling interest or significant influence over Brii Bio based on its ownership percentage and other factors. See further discussion in Note 6—Collaboration and License Agreements. In July 2021, Brii Bio Parent completed its initial public offering ("Brii Bio Parent IPO") on the Stock Exchange of Hong Kong Limited, prior to which the securities were accounted for as equity securities without a readily determinable fair value. Upon the completion of the Brii Bio Parent IPO, the securities were considered to be marketable equity securities and subsequently measured at fair value at each reporting date. As of September 30, 2021, the Company remeasured the equity investment at a fair value of $169.4 million. For the three months ended September 30, 2021, the Company recognized an unrealized gain of $164.1 million as other income in the condensed consolidated statement of operations, net of an unrealized loss of $0.4 million related to foreign currency translation for the period. As of September 30, 2021, the Company classifies its equity investment in Brii Bio Parent as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of September 30, 2021 and December 31, 2020.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of September 30, 2021, the Company calculated the estimated fair value of the clinical and regulatory milestones using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	5% - 9% (6%)
Probability of achievement	22% - 80% (67%)

(1)
Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of a discrete revenue forecast. As of September 30, 2021, the Monte Carlo simulation assumed a future full-scale commercial product launch and associated discrete revenue forecast, as well as the following significant unobservable inputs:

Unobservable input	Value or Range (Weighted-Average)[1]
Volatility	65%
Discount rate	11%
Probability of achievement	22% - 80% (74%)

(1)
Unobservable inputs were weighted based on the relative fair value of the commercial milestone payments.

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of September 30, 2021 and December 31, 2020, the estimated fair value of the contingent consideration related to the Humabs acquisition was $83.3 million and $29.2 million, respectively, with changes in the estimated fair value recorded in research and development expense, and selling, general and administrative expense in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per-share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. In February 2021, the Company achieved one of the milestones related to a specified per-share price of its common stock resulting in a $10.0 million payable to the former TomegaVax’s stockholders which was paid out in July 2021. As of September 30, 2021, the fair value of the remaining contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Value
Volatility	100%
Discount rates	0.1%

As of September 30, 2021 and December 31, 2020, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $5.9 million and $6.8 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2020	$35,974
Changes in fair value recognized in research and development expenses	33,920
Changes in fair value recognized in selling, general and administrative expenses	20,230
Changes in fair value recognized in other income (expense), net	9,096
Payment of contingent consideration upon achievement of milestone	(10,000)
Balance at September 30, 2021	$89,220

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of September 30, 2021, the estimated fair value of the embedded derivative was $5.9 million.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2020, the Company achieved one of the specified clinical milestones for the HBV product. As such, the Company paid $10.0 million related to this milestone event in June 2020. In October 2020, the Company achieved another specified clinical milestone for the SARS-CoV-2 product and paid $10.0 million related to this milestone event. The estimated fair value of the remaining contingent consideration was $83.3 million as of September 30, 2021.

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

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.7 million and $0.8 million for the three months ended September 30, 2021 and 2020, and $2.2 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company has deferred revenue of $3.0 million and $3.8 million, respectively, under this grant agreement.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The parties amended the agreement in June 2021 under which the grant term was extended from February 28, 2021 to January 31, 2022, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. As of September 30, 2021, the Company had $1.4 million of unused funds received in advance and previously recorded as deferred revenue within accrued and other liabilities. As of September 30, 2021 and December 31, 2020, the Company has deferred revenue of $1.7 million and $2.6 million, respectively, under this grant agreement.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.2 million and $0.9 million for the three months ended September 30, 2021 and 2020, and $3.0 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In May 2021, the Company and GSK received an EUA in the United States for sotrovimab, the first collaboration product under the Antibody Program. As the lead party for all commercialization activities, GSK incurs all of the sales and marketing expenses and is the principal on sales transactions with third parties. As the Company is the agent under the agreement, the Company recognizes its contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, net of any cost of sales and allowable expenses (including distribution, selling, and marketing expenses) in the period the sale occurs. During the three months and nine months ended September 30, 2021, the Company recorded its share of net profit of $102.4 million and $107.7 million as collaboration revenue in the condensed consolidated statements of operations.

Costs associated with co-development activities performed under the agreement are included in research and development expenses on the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $12.0 million and $49.2 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company recognized $1.2 million as additional research and development expense and $2.6 million as a reduction of research and development expense, respectively, under the GSK Agreement.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Under the 2021 GSK Collaboration, the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for the programs within the expanded collaboration for a period of three years following the effective date. Under the Influenza Program, the parties will collaborate to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of influenza, including the Company’s influenza mAbs (with respect to VIR-2482, only if GSK exercises its option). The Company may conduct the development and clinical manufacturing activities for VIR-2482 up to the completion of a Phase 2 clinical trial. Provided that the Company conducts and completes a Phase 2 clinical trial for VIR-2482, GSK will have the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482 under the Influenza Program (the “VIR-2482 Option”). GSK will be the lead party for development, clinical and commercial manufacturing and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the VIR-2482 Option, if applicable). The parties will mutually agree upon the allocation of responsibility for the development of products under the Expanded Functional Genomics Program, and for the development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK will be primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, upon execution of the definitive agreement, the Company will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program.

The parties will share 50% of all development costs in accordance with the budget for each of the collaboration programs (other than for the Selected Pathogens and VIR-2482, unless GSK exercises the VIR-2482 Option), with each party having the right to opt-out of its co-funding obligations at specified points in development. In such case, the party continuing with the program will pay to the opt-out party a royalty on net sales of products arising from such program at specified rates based on the stage of development at which the opt-out is exercised. Following the exercise of an opt-out right by a party, the other party may, at its election, either pursue development and commercialization of such product or program unilaterally, or also cease the conduct and funding of such collaboration product or program. In the absence of any opt-out, the parties will also share 50% of all profits and losses arising from any collaboration product.

GSK was obligated to make an upfront payment to the Company of $225.0 million, 50% of which became payable at the effective date of the 2021 Preliminary Agreement and 50% of which became payable following the execution of the 2021 GSK Agreement. If GSK exercises the VIR-2482 Option, GSK will pay the Company an option exercise fee of $300.0 million unless certain agreed product criteria for VIR-2482 are not met, in which case the parties will negotiate an alternative option exercise fee. Upon achievement of a pre-defined regulatory milestone for the first product in the Influenza Program, which may be (i) VIR-2482 (if GSK exercised the VIR-2482 Option), (ii) a next-generation mAb, or (iii) any other influenza mAb approved by the JSC to be included in the collaboration, arising from the Influenza Program, GSK will make a milestone payment to the Company of up to $200.0 million.

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

The Company concluded that the 2021 GSK Agreement contained the following units of account: (i) the VIR-2482 Option; (ii) three distinct rights granted to GSK related to the Selected Pathogens (each, a “Selected Pathogens Right”); (iii) the license and know-how to the next-generation mAbs under the Influenza Program (the “Next Gen License”); (iv) the research and development activities for next-generation mAbs under the Influenza Program; and (v) the research and development activities, including license rights and know-how, under the Expanded Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2021 GSK Agreement are performance obligations with a customer. The Company determined that the distinct performance obligations under ASC 606 consisted of (i) the Next Gen License and (ii) the three Selected Pathogens Rights, each representing a material right. All other elements of the 2021 GSK Agreement including the VIR-2482 Option, research and

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer.

The transaction price for the 2021 GSK Agreement included fixed consideration consisting of the $225.0 million upfront fee paid by GSK and $34.8 million, representing the premium on the sale of common stock to GSK for a total of $259.8 million. All potential future milestones and other payments under the 2021 GSK Agreement are constrained since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur.

The respective estimated SSP for each of the performance obligations was determined to allocate the transaction price. The estimated SSP of each performance obligation was determined considering relevant market conditions, entity-specific factors and information about the customer, while maximizing the use of available observable inputs. For the Next Gen License, the Company determined that GSK can benefit from the license at the time the license is granted, and therefore, the related performance obligation is satisfied at a point in time. If any of the Selected Pathogens Rights are exercised, the Company will evaluate the related promises to identify the performance obligations to be transferred and the timing of revenue recognition. If any of the Selected Pathogens Rights expire prior to being exercised, the Company will recognize any deferred revenue allocated to that right as revenue at the time of expiration.

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

Upon execution of the 2021 GSK Agreement, the Company granted the Next Gen License to GSK and therefore, recognized $168.3 million as contract revenue during the three months ended June 30, 2021. As of September 30, 2021, the total unrecognized transaction price of $91.5 million is classified as current deferred revenue on the Company's condensed consolidated balance sheet related to the remaining performance obligations, being the material rights resulting from the Selected Pathogens Rights, none of which have been exercised by GSK as of September 30, 2021.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three and nine months ended September 30, 2021, the Company recognized a reduction of net research and development expense of $0.4 million and $1.3 million, respectively, under the 2021 GSK Agreement.

Under both GSK agreements, the Company has a receivable from collaboration of $93.0 million as of September 30, 2021.

Brii Biosciences

In May 2018, the Company entered into the Brii Agreement with Brii Bio Parent and Brii Bio, pursuant to which the Company granted to Brii Bio, with respect to up to four of the Company’s programs, an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau (collectively, the “China Territory”) for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection (the “Field of Use”). The Company’s HBV siRNA program being developed under the Alnylam Agreement (described below) is included within the Brii Agreement as a program for which Brii Bio may exercise one of its options. In partial consideration for the options granted by the Company to Brii Bio, Brii Bio Parent and Brii Bio granted the Company, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. The number of options that the Company may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Brii Agreement will remain in force until the expiration of all options or, if any option is exercised, expiration of all royalty payment obligations for all licensed products within such licensed program, unless terminated in its entirety or on a program-by-program basis by either party. Each party may terminate for convenience all rights and obligations with respect to any program for which it has an option, with 30 days’ written notice (if the terminating party has not exercised an option for such program) or 180 days notice (following the exercise of an option for such program). The Brii Agreement may also be terminated by either party for insolvency of the other party, and either party may terminate the Brii Agreement in its entirety or on a program-by-program basis for the other party’s uncured material breach on 60 days’ written notice (or 30 days’ notice following failure to make payment).

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

From May 2018 until July 2021, the Brii Bio Parent IPO closing date, Brii Bio Parent and its wholly-owned subsidiary Brii Bio were determined to be variable interest entities ("VIE") due to their reliance on future financing and having insufficient equity at risk. However, the Company did not have the power to direct activities that most significantly impact the economic success of these entities and was not considered the primary beneficiary of these entities. Therefore, the Company did not consolidate Brii Bio Parent or Brii Bio. Subsequent to the Brii Bio Parent IPO, the Company determined that these entities are no longer VIEs. In addition, as Brii Bio Parent is a publicly-traded company, the Company's investment in its ordinary shares became a marketable equity investment with readily determinable fair value and is then subsequently measured to fair value at each reporting date (see Note 3—Fair Value Measurements). Prior to the Brii Bio Parent IPO, the Company accounted for its investment in Brii Bio Parent, which had a carrying value of $5.7 million, at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment from the same issuer.

Under the Brii Agreement, the Company also has a contract liability of $3.8 million within noncurrent deferred revenue which represents deferred consideration for the remaining three options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its options or the options expire.

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

During the three and nine months ended September 30, 2021, the Company recognized zero and $0.4 million, respectively, as contract revenue from the supply of biological materials to Brii Bio. During the three and nine months ended September 30, 2020, the Company recognized zero and $22.7 million as license revenue from a related party. The Company separately paid $10.0 million, half of the option exercise proceeds, to Alnylam in connection with the Alnylam Agreement that was recognized as research and development expense during the second quarter of 2020.

Alnylam

October 2017 Agreement

In October 2017, the Company entered into the Alnylam Agreement for the development of siRNA products for the treatment of HBV, and following the exercise of certain program options, the development and commercialization of siRNA therapeutic products directed to up to four other infectious disease targets selected by the Company. The technology licensed under the Alnylam Agreement forms the basis of the Company’s siRNA technology platform.

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

The Company and Alnylam are jointly responsible for funding the initial research and development activities for VIR-2218 through the completion of proof of concept trials. Prior to the exercise of the Company’s option for each siRNA program directed to one of the Company’s selected infectious disease targets, Alnylam is responsible for conducting all development activities, at the Company’s expense, in accordance with an agreed-upon development plan. Following the Company’s exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, the Company is solely responsible, at the Company’s expense (subject to Alnylam’s exercise of a profit-sharing option), for conducting all development, manufacture and commercialization activities for products arising from each such program. If Alnylam exercises a profit-sharing option for a product, the Company will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

Under the Alnylam Agreement, the Company paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of the Company’s common stock. Additionally, the receipt of consideration from Brii Bio as discussed above triggered a requirement under the Alnylam Agreement to transfer a portion of the consideration, consisting of equity in Brii Bio Parent valued at $0.8 million, to Alnylam.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In December 2020, the Company and Alnylam entered into a letter amendment (the “Letter Agreement”), amending the Amended Alnylam Agreement, to modify certain funding and governance provisions in connection with the siRNA products directed to the COVID Collaboration Targets, including VIR-2703 (the “COV Target”), and to modify certain rights of each party with respect to products arising from such programs. Pursuant to the Letter Agreement, Alnylam was responsible for conducting pre-clinical research activities set forth in the existing workplan for the COV Target (the “COV Workplan”) at its discretion and sole expense, and the Company was no longer obligated to reimburse Alnylam for any share of costs incurred by Alnylam in conducting activities under the COV Workplan after July 1, 2020. In July 2021, Alnylam elected to discontinue the development of the COV Target, and all other related research and development activities in accordance with their rights under the Letter Agreement. As a result, the COV Target and related siRNA program is no longer included within the Amended Alnylam Agreement and all rights to the siRNA program directed to the COV Target reverted to Alnylam.

Research and Development Expenses Recognized for the Period

The Company incurred expenses under the Alnylam Agreement of $0.7 million and $2.4 million during the three and nine months ended September 30, 2021, respectively. In addition to the Milestone Shares and $15.0 million milestone payable to Alnylam in the first quarter of 2020, and the $10.0 million payment resulting from Brii Bio’s option exercise in the second quarter of 2020, the Company incurred expenses of $0.8 million and $5.6 million under the Alnylam Agreement during the three and nine months ended September 30, 2020, respectively.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company paid Rockefeller an upfront fee of $0.3 million for entry into the Rockefeller Agreement and is required to pay annual license maintenance fees of $1.0 million. In addition, for the achievement of specified development, regulatory and commercial success milestone events, the Company will be required to pay up to $80.3 million, in the aggregate, for up to six infectious disease products. Any follow-on products beyond six products may result in additional milestone event payments. The Company will also be required to pay to Rockefeller a royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. The Company’s obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction.

Under the Rockefeller Agreement, the Company recognized a total of $0.7 million and $4.7 million during the three and nine months ended September 30, 2021, and zero and $1.3 million during the three and nine months ended September 30, 2020, respectively, as research and development expenses related to certain development milestone payments, annual license maintenance fees, and estimated sublicense fees.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Xencor

August 2019 License Agreement

In August 2019, the Company entered into a patent license agreement, which was amended in February 2021 (the “2019 Xencor Agreement”) with Xencor, Inc. (“Xencor”). Under the 2019 Xencor Agreement, as amended, the Company obtained a non-exclusive, sublicensable (only to its affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the influenza A and HBV research programs. These technologies are used in the Company’s VIR-2482, incorporating Xencor’s Xtend technology, and VIR-3434, incorporating Xencor’s Xtend and other Fc technologies, product candidates.

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

Under the 2019 Xencor Agreement, the Company recognized $0.5 million and $0.5 million during the three and nine months ended September 30, 2021, and zero and $0.3 million during the three and nine months ended September 30, 2020, respectively, as research and development expenses related to certain development milestone payments.

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

In consideration for the grant of the license, the Company will be obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years. During the three and nine months ended September 30, 2021, the Company recognized $6.3 million and $7.2 million, respectively, as cost of revenue for royalties due to Xencor from the sale of sotrovimab.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$19,296	$16,769
Computer equipment	990	556
Furniture and fixtures	1,443	1,444
Leasehold improvements	7,834	7,274
Construction in progress	10,153	1,135
Property and equipment, gross	39,716	27,178
Less accumulated depreciation and amortization	(13,106)	(9,232)
Total property and equipment, net	$26,610	$17,946

Depreciation and amortization expenses were $1.4 million and $3.9 million for the three and nine months ended September 30, 2021, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Research and development expenses	$27,330	$49,384
Payroll and related expenses	15,127	17,060
Accrued royalties	8,069	—
Excess funds payable under grant agreements	1,398	3,467
Operating lease liabilities, current	3,554	3,625
Other professional and consulting expenses	4,052	2,595
Other expenses	5,315	805
Total accrued and other liabilities	$64,845	$76,936

8. Commitments and Contingencies

Lease Agreements

The Company has various lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2021 and 2033. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain lease agreements also provide the Company with the option to renew for additional periods ranging from one to five years. Most of these renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. In February 2021, the Company entered into a new lease arrangement for office and laboratory spaces in Oregon. The Oregon lease is expected to commence in the first quarter of 2022 when the Company obtains access to the leased space. In addition to the operating lease agreements, the Company entered into a sale-leaseback transaction in August 2019.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The maturity of the Company’s operating lease liabilities as of September 30, 2021 was as follows (in thousands):

Amounts
2021 (excluding the nine months ended September 30, 2021)	$1,861
2022	9,709
2023	11,383
2024	10,561
2025	8,038
Thereafter	67,454
Total lease payments	109,006
Less: imputed interest	(36,744)
Less: net tenant improvement allowance yet to be received	(10,287)
Present value of operating lease liabilities	$61,975

The following amounts were recorded in the condensed consolidated balance sheets for the periods ended:

	September 30, 2021	December 31, 2020
	(in thousands)
Operating Leases
Current operating lease liabilities, net of tenant improvement allowances (1)	$10,183	$7,913
Operating right-of-use assets	57,566	61,947

Accrued and other liabilities	$3,554	$3,625
Operating lease liabilities, noncurrent	68,604	66,556
Total operating lease liabilities	$72,158	$70,181

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

10. Stock-Based Awards

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2020	9,798,282	$19.10	8.6
Granted	3,011,990	$59.76
Exercised	(1,352,457)	$7.12
Forfeited	(1,004,492)	$33.21
Outstanding at September 30, 2021	10,453,323	$31.01	8.4	$181,305
Vested and expected to vest at September 30, 2021	10,453,323	$31.01	8.4	$181,305
Vested and exercisable at September 30, 2021	3,762,118	$15.57	7.6	$106,286

As of September 30, 2021, the Company expects to recognize the remaining unamortized stock-based compensation expense of $189.4 million related to stock options, over an estimated weighted-average period of 2.6 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term of options (in years)	5.3 - 6.1	5.0 - 6.1	5.3 - 6.1	5.0 - 6.1
Expected stock price volatility	106.9% - 111.5%	99.7% - 108.6%	103.1% - 111.5%	88.8% - 108.6%
Risk-free interest rate	0.8% - 1.0%	0.3% - 0.4%	0.6% - 1.2%	0.3% - 1.2%
Expected dividend yield	—	—	—	—

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

Restricted Stock Awards and Restricted Stock Units Activities

The Company’s restricted stock awards (RSAs”) and restricted stock units (“RSUs”) were summarized as follows:

	Shares		Weighted Average Grant Date Fair Value
	RSU	RSA	RSU	RSA
Unvested as of December 31, 2020	—	89,261	$—	$1.48
Granted	1,250,184	—	$61.67	$—
Vested	—	(89,261)	$—	$1.48
Canceled	(76,855)	—	$65.61	$—
Unvested as of September 30, 2021	1,173,329	—	$61.41	$—

The unvested shares of RSU have not been included in the shares issued and outstanding.

As of September 30, 2021, there was $62.0 million of total unrecognized compensation cost related to unvested RSUs, all of which is expected to be recognized over a remaining weighted-average period of 3.4 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the Company's Employee Stock Purchase Plan ("ESPP") in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$11,165	$4,181	$30,455	$8,369
Selling, general and administrative	11,779	4,401	28,958	8,930
Total stock-based compensation	$22,944	$8,582	$59,413	$17,299

11. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. The following is a calculation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss), basic and diluted	$110,428	$(84,609)	$3,330	$(193,016)

Weighted-average shares outstanding, basic	130,665,831	125,810,907	129,520,837	116,427,529
Weighted-average effect of dilutive securities:
Options to purchase common stock	3,173,930	—	3,757,681	—
Restricted shares subject to future vesting	14,658	—	36,138	—
Contingently issuable shares	—	—	4,323	—
Weighted-average shares outstanding, diluted	133,854,419	125,810,907	133,318,979	116,427,529

Net income (loss) per share, basic	$0.85	$(0.67)	$0.03	$(1.66)
Net income (loss) per share, diluted	$0.82	$(0.67)	$0.02	$(1.66)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options issued and outstanding	6,316,134	9,459,015	5,278,033	9,459,015
Estimated shares issuable under the ESPP	71,582	—	71,582	—
Restricted shares subject to future vesting	1,067,204	283,631	1,025,454	283,631
Total	7,454,920	9,742,646	6,375,069	9,742,646

12. Subsequent Events

New Lease Agreement

In October 2021, the Company entered into a new sublease agreement for its office and laboratory space in St. Louis, Missouri which expires in December 2028, with no options to extend or renew the lease. Total future rent payments under the agreement amount to $27.6 million. In addition, the Company is entitled to a tenant improvement allowance of $14.7 million from the sublessor.

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

Overview

We are a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are among the leading causes of death worldwide and can cause trillions of dollars of direct and indirect economic burden each year – as evidenced by the COVID-19 pandemic. We believe that now is the time to apply the recent and remarkable advances in immunology to combat infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.

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

•
To date, binding agreements have been received for the sale of more than 420,000 doses of sotrovimab worldwide, including a portion of those procured by the U.S. government. In addition, more than 220,000 doses have been reserved through other agreements. We and GSK continue to work actively with governments around the world to make sotrovimab available to patients in need.
•
Multiple countries granted marketing authorizations for sotrovimab, under the brand name Xevudy®, during the third quarter:
o
In August, the Australian Therapeutic Goods Administration granted provisional marketing authorization for the treatment of adults and adolescents with COVID-19.
o
In August, Saudi Arabia granted conditional marketing authorization for the treatment of adults and adolescents with COVID-19.
o
In September, the Japanese Ministry of Health, Labour and Welfare granted Special Approval for Emergency for the treatment of mild to moderate COVID.
•
In addition to receiving emergency use authorization, or EUA, in the U.S. and a positive scientific opinion under Article 5(3) of Regulation 726/2004 from the Committee for Human Medicinal Products, or CHMP, in the European Union, or EU, sotrovimab has been granted emergency or temporary use authorization in a dozen other countries.
•
The European Medicines Agency’s CHMP is conducting a rolling review of data on sotrovimab to support a forthcoming marketing authorization application, or MAA. The rolling review process is expected to be complete in the fourth quarter of 2021, when an invitation to submit the MAA by the CHMP may be issued.
•
We and GSK now plan to submit a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, in the first half of 2022.
•
Updated in vitro data, published in bioRxiv, demonstrate that sotrovimab retains activity against all current variants of concern and interest of the SARS-CoV-2 virus as defined by the World Health Organization (WHO), plus others, including, but not limited to, Delta (B.1.617.2), Delta Plus (AY.1 or AY.2) and Mu (B.1.621).

•
We and GSK continue to advance trials evaluating intramuscular administration of sotrovimab to increase patient access and convenience. Initial data from the Phase 2 COMET-PEAK pharmacokinetic trial in outpatients with mild-to-moderate COVID-19 and the Phase 3 COMET-TAIL trial for early treatment of mild-to-moderate COVID-19 in high-risk, non-hospitalized adult and adolescent patients are expected in the fourth quarter of 2021.
•
Together, we and GSK are also supporting clinical studies evaluating whether sotrovimab, administered as prophylaxis, can help prevent symptomatic COVID-19 infection in uninfected immunocompromised adults – an area of significant unmet need. Preliminary human PK data presented at the International Society for Influenza and other Respiratory Virus Diseases-WHO conference in October 2021 suggest a single 500 mg dose of sotrovimab could provide prophylactic protection for at least six months.
•
We and GSK have established a strategic manufacturing network that will enable the manufacture of approximately two million doses of sotrovimab to support emergency supply in the first year following U.S. EUA. We are actively working to expand our capacity to increase supply through 2022 so that we can continue to serve more patients.

VIR-7832 is an investigational vaccinal SARS-CoV-2-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies. VIR-7832 shares the same characteristics as sotrovimab and has been engineered to potentially be a therapeutic T cell vaccine to further help treat and/or prevent COVID-19. The United Kingdom’s National Health Service-supported AGILE initiative evaluating VIR-7832 in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19 remains ongoing. To date, no safety signals have been reported for either the 50mg or 150mg dose cohorts. Additional data are expected in the first half of 2022. In July 2021, our investigational new drug application for VIR-7832 was cleared with the FDA.

HBV

VIR-2218, an investigational HBV-targeting siRNA, is currently in a Phase 2 trial. We also continued to progress a Phase 2 combination trial of VIR-2218 with pegylated interferon-alpha to evaluate the potential for this combination to result in a functional cure for HBV. VIR-2218 is also being explored in additional clinical trials with collaborators.

VIR-3434, an investigational HBV-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies, is currently in a Phase 1 trial. In July 2021, we initiated the Phase 2 MARCH trial to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection. Initial data are expected in the first half of 2022.

Influenza A virus

VIR-2482, an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend technology, is currently in a Phase 1/2 trial and has been generally well-tolerated. Due to an anticipated relatively low incidence of influenza in the Northern Hemisphere this winter, we are deferring initiation of our Phase 2 trial of VIR-2482. In May 2021, we signed a collaboration agreement, or the 2021 GSK Agreement, with GSK to expand our existing collaboration to include the research and development of new therapies for influenza and other respiratory viruses. For details regarding this agreement, see Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

HIV

VIR-1111, an investigational HIV T cell vaccine based on human cytomegalovirus, or HCMV, is currently in a Phase 1 trial. This proof-of-concept trial is designed to evaluate whether this new approach can elicit potentially protective immune responses that differ from other HIV vaccines. Initial clinical data from the first cohort are expected in the fourth quarter of 2021.

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials.

We have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering and convertible preferred securities and payments received under our grant and collaboration agreements. As of September 30, 2021, excluding restricted cash, we had $939.5 million in cash, cash equivalents and investments, and by also excluding the equity investment in Brii Bioscienses Limited, or Brii Bio Parent, we had $770.1 million. Based upon our current operating plan, we believe that the $770.1 million as of September 30, 2021 will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. We have received an EUA from the FDA, and a positive scientific opinion from the CHMP in the EU for sotrovimab. In addition, sotrovimab has received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations from governments in a dozen countries. Although we (through our partner GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world and began to recognize revenue for sotrovimab, the extent of future revenue remains uncertain. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We had net income of $3.3 million and net loss of $193.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $663.9 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Although we recently began recognizing revenue for sotrovimab and have a substantial deferred revenue under our 2021 GSK Agreement, we expect to continue to incur net operating losses for at least the next several years as the extent of future revenue remains uncertain. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative functions to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal chemistry, manufacturing and control capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early-stage product candidates in the near term. We continue to expand our internal capabilities and resources in process development, analytical development, quality, manufacturing and supply chain, which are supported by our San Francisco, California, and Portland, Oregon facilities that include laboratories for process development, production of HCMV research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 through Phase 3 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for our COVID-19 program, we and our partner GSK have executed manufacturing agreements with large-scale CDMOs to support future scale-up and capacity, particularly for potential commercialization.

COVID-19 Business Update

With the global spread of the current COVID-19 pandemic, we have implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. As a result of these developments, in March 2020, we implemented work-from-home policies for most of our employees. We have also implemented plans, which continue to evolve based on the current climate and response to the ongoing COVID-19 pandemic, to reopen our offices to allow employees to return when appropriate. Although these plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented, there is uncertainty regarding the recent phased reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing of clinical trial supply. For some of our clinical development programs, we are experiencing, and may continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

Our License, Collaboration and Grant Agreements

We have entered into grant, license and collaboration arrangements with various third parties. For details regarding these and other agreements, see Note 5—Grant Agreements and Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Components of Operating Results

Revenue

We have received an EUA from the FDA, and a positive scientific opinion from the CHMP in the EU for sotrovimab. In addition, sotrovimab has received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations from governments in a dozen countries. We (through our partner GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world and we have begun recognizing revenue from our profit share under our 2020 GSK Agreement. However, the extent of future revenue remains uncertain. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

Our revenue consists of the following:

Collaboration revenue includes recognition of our profit share from the sales of sotrovimab pursuant to the 2020 GSK Agreement. Our contractual share of 72.5% from the sales of sotrovimab is based upon the revenue reported to us by GSK, net of cost of sales and allowable expenses (including distribution, selling, and marketing expenses) in the period.

Contract revenue includes recognition of the upfront fees from license rights issued to GSK and revenue generated from research and development services.

Grant revenue is comprised of revenue derived from grant agreements with government-sponsored and private organizations.

License revenue from a related party comprised of revenue related to Brii Biosciences Offshore Limited’s, or Brii Bio’s, exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in greater China recognized in the prior year.

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

Research and development expenses consist primarily of costs incurred for our product candidates in development and prior to regulatory approval, which include:

•
expenses related to license and collaboration agreements, and change in fair value of contingent consideration from business acquisitions;
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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We have received an EUA from the FDA, and a positive scientific opinion from the CHMP in the EU for sotrovimab. In addition, sotrovimab has received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations from governments in a dozen countries. However, we may never succeed in achieving BLA or other similar approvals for sotrovimab or any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of sotrovimab or any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel-related expenses for personnel in executive, finance and other administrative functions, facilities and other allocated expenses, other expenses for outside professional services, including legal, audit and accounting services, insurance costs and change in fair value of contingent consideration from business acquisitions. Personnel-related expenses consist of salaries, benefits and stock-based compensation.

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

Change in Fair Value of Equity Investments

Change in fair value of equity investments consists of the remeasurement of our investment in Brii Bio Parent's ordinary shares based on the quoted market price at each reporting date.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Revenue:
Collaboration revenue	$102,398	$—	$102,398	$107,731	$—	$107,731
Contract revenue	315	188	127	169,581	44,197	125,384
Grant revenue	903	1,740	(837)	5,356	7,690	(2,334)
License revenue from a related party	—	—	—	—	22,747	(22,747)
Total revenue	103,616	1,928	101,688	282,668	74,634	208,034
Operating expenses:
Cost of revenue	7,836	—	7,836	8,988	—	8,988
Research and development	98,669	70,684	27,985	319,665	215,316	104,349
Selling, general and administrative	50,496	18,859	31,637	105,016	47,894	57,122
Total operating expenses	157,001	89,543	67,458	433,669	263,210	170,459
Loss from operations	(53,385)	(87,615)	34,230	(151,001)	(188,576)	37,575
Other income (expense):
Change in fair value of equity investments	164,072	—	164,072	164,072	—	164,072
Interest income	11	412	(401)	272	2,548	(2,276)
Other income (expense), net	64	2,616	(2,552)	(9,430)	(6,904)	(2,526)
Total other income (expense)	164,147	3,028	161,119	154,914	(4,356)	159,270
Income (loss) before provision for income taxes	110,762	(84,587)	195,349	3,913	(192,932)	196,845
Provision for income taxes	(334)	(22)	(312)	(583)	(84)	(499)
Net income (loss)	$110,428	$(84,609)	$195,037	$3,330	$(193,016)	$196,346

Revenue

The increase in collaboration revenue for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was due to our profit-sharing arrangement with GSK for the sale of sotrovimab under our 2020 GSK Agreement, for which there were no comparable revenues recognized in the prior year. Our contractual share of 72.5% from the sales of sotrovimab is based upon the revenue reported to us by GSK, net of cost of sales and allowable expenses (including distribution, selling, and marketing expenses) in the period.

The increase in contract revenue for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to $168.3 million related to the license granted to GSK upon execution of our 2021 GSK Agreement, partially offset by $43.3 million related to the license granted to GSK upon execution of our 2020 GSK Agreement in the prior year. The increase in contract revenue for the three months ended September 30, 2021 compared to the same period in 2020 was not material.

The decrease in grant revenue for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the timing of research activities under the HIV and TB grants with the Bill & Melinda Gates Foundation. The decrease in grant revenue for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a supplemental award received in the first quarter of 2020 under the HIV grant for reimbursement, in part, of the prior period costs.

The decrease in license revenue from a related party was due to the $22.7 million of revenue related to Brii Bio’s exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in greater China recognized in the prior year.

Cost of Revenue

The increase in cost of revenue for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was due to third-party royalties owed based on the sales of sotrovimab, which received an EUA in the United States in May 2021, under our 2020 GSK Agreement.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$14,350	$20,579	$(6,229)	$85,421	$80,137	$5,284
Personnel	28,763	17,323	11,440	82,591	46,488	36,103
Contract manufacturing	3,878	10,844	(6,966)	19,520	32,488	(12,968)
Clinical costs	35,553	7,414	28,139	81,700	14,913	66,787
Other	16,125	14,524	1,601	50,433	41,290	9,143
Total research and development expenses	$98,669	$70,684	$27,985	$319,665	$215,316	$104,349

Comparison of three months ended September 30, 2021 and 2020

This increase in research and development expenses for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following factors:

•
clinical costs increased by $28.1 million, which was primarily attributable to activities related to our sotrovimab, VIR-2218 and VIR-3434 clinical trials;
•
personnel-related expenses increased by $11.4 million, which was primarily attributable to an increase in our headcount;
•
other research and development expenses increased by $1.6 million, which was primarily attributable to the allocation of facilities and other costs due to an increase in our headcount and higher lease expense;
•
licenses, collaborations and contingent consideration expenses decreased by $6.2 million, which was primarily attributable to a decrease of $18.7 million in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, due to the achievement of certain clinical milestone in prior year, and changes in assumptions and probabilities used in calculating the fair value of the remaining liability. This decrease was partially offset by increases of $10.4 million in costs under our collaboration arrangements with GSK and $1.3 million in third-party milestone payments; and
•
contract manufacturing expense decreased by $7.0 million, which was primarily related to the completion of manufacturing activities for our COVID-19 product candidates in the third quarter of 2020.

Comparison of nine months ended September 30, 2021 and 2020

This increase in research and development expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following factors:

•
clinical costs increased by $66.8 million, which was primarily attributable to activities related to our sotrovimab, VIR-2218 and VIR-3434 clinical trials;
•
personnel-related expenses increased by $36.1 million, which was primarily attributable to an increase in our headcount;
•
other research and development expenses increased by $9.1 million, which was primarily attributable to increases of $5.8 million in the allocation of facilities and other costs due to an increase in our headcount and higher lease expense, and $2.7 million in sublicense fees due under a license agreement;

•
licenses, collaborations and contingent consideration expenses increased by $5.3 million, which was primarily attributable to increases of $50.6 million in costs under our collaboration arrangements with GSK, and $1.0 million in third-party milestone payments, partially offset by decreases of $31.8 million due to achievement of the first development milestone under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or the Alnylam Agreement, in the first quarter of 2020, $10.0 million payment to Alnylam resulting from Brii Bio's exercise of its option for VIR-2218 in the second quarter of 2020, $3.7 million in fair value of the contingent consideration from our acquisition of Humabs due to the achievement of certain clinical milestones in prior year as well as changes in assumptions and probabilities used in calculating the fair value of the remaining liability, and $1.3 million in collaboration costs under our Alnylam Agreement; and
•
contract manufacturing expense decreased by $13.0 million, which was primarily related to the completion of manufacturing activities for our COVID-19 product candidates in the third quarter of 2020.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to an increase of $20.2 million in fair value of the contingent consideration related to sales-based milestones from our acquisition of Humabs. The remaining increase was due to personnel-related expenses related to additional headcount, external consulting services, and allocated facilities costs due to higher lease expense.

Change in Fair Value of Equity Investments

In July 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. In connection with the initial public offering, our investment in shares of Brii Bio Parent became a marketable equity investment and subsequently remeasured to fair value at each reporting period. For the three and nine months ended September 30, 2021, we recognized an unrealized gain of $164.1 million due to the change in fair value of the equity investment. No comparable amount was incurred for the same periods in 2020.

Interest Income

The decrease in interest income was primarily due to lower interest rates and higher amortization of premium on investment balances in the three and nine months ended September 30, 2021 compared to the same periods in 2020.

Other Income (Expense), Net

The increase in other expenses for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

As of September 30, 2021, excluding restricted cash, we had $939.5 million in cash, cash equivalents and investments, and by also excluding the equity investment in Brii Bio Parent, we had $770.1 million. As of September 30, 2021, we had an accumulated deficit of $663.9 million. To date, we have financed our operations primarily through sales of our common stock from our initial public offering and follow-on offering; sales of our convertible preferred securities; and payments received under our grant and collaboration agreements.

In November 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. As of September 30, 2021, no shares have been issued under the Sales Agreement.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and early clinical trials, and to a lesser extent, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that the $770.1 million as of September 30, 2021 noted above will enable us to fund our operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(55,284)	$(108,889)
Investing activities	236,768	(70,575)
Financing activities	94,661	529,733
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$276,145	$350,269

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $55.3 million. This consisted primarily of a net income of $3.3 million and non-cash charges of $131.0 million, offset by payment of contingent consideration of $8.1 million for a milestone achieved related to our TomegaVax acquisition, an unrealized gain of $164.1 million on our equity investment, and an increase in our net operating assets of $17.4 million. The change in our net operating assets of $17.4 million was primarily due to increase in collaboration receivable by $93.0 million resulting from our profit share from the sale of sotrovimab, and decrease in accrued liabilities and other long-term liabilities by $13.5 million due to timing of payments, partially offset by increases in deferred revenue by $89.6 million driven by the upfront fee received under the 2021 GSK Agreement, and prepaid expenses and other current assets by $1.9 million. The non-cash charges of $131.0 million primarily consisted of $63.2 million for revaluation of contingent consideration, $59.4 million for stock-based compensation expense, $4.5 million for noncash lease expense, and $3.9 million for depreciation and amortization.

During the nine months ended September 30, 2020, net cash used in operating activities was $108.9 million. This consisted primarily of a net loss of $193.0 million, and a payment on contingent consideration of $6.5 million related to a milestone achieved related to our Humabs acquisition, partially offset by a decrease in our net operating assets of $3.6 million and non-cash charges of $87.0 million. The change in our net operating assets of $3.6 million was primarily due to an increase in accrued liabilities and other long-term liabilities by $13.2 million and an increase in accounts payable of $1.0 million due to higher research and development activities, which was partially offset by a decrease in deferred revenue of $5.7 million related to revenue recognized from the Bill & Melinda Gates Foundation grants, and a decrease in operating lease liabilities of $2.3 million due to lease payments. The non-cash charges of $87.0 million primarily consisted of $44.4 million for revaluation of contingent consideration, $16.8 million for the change in fair value of the derivative liability under the Alnylam Agreement, $17.3 million for stock-based compensation expense, and $3.2 million for depreciation and amortization.

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $236.8 million. This consisted primarily of $301.2 million in proceeds received from investments that matured during the period, partially offset by purchases of investments of $55.7 million and property and equipment of $8.8 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $70.6 million. This consisted primarily of purchases of investments of $363.4 million and purchases of property and equipment of $4.1 million, partially offset by $296.8 million in proceeds received from investments that matured during the period.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $94.7 million. This consisted primarily of proceeds received from the issuance of our common stock to Glaxo Group Limited (an affiliate of GSK), or GGL, of $85.2 million in March 2021 and from exercises of stock options of $9.6 million.

During the three and nine months ended September 30, 2020, net cash provided by financing activities was $529.7 million. This consisted primarily of proceeds received from the issuance of our common stock to GGL of $206.7 million in April 2020, the issuance of our common stock related to our follow-on offering of $323.2 million and from exercises of stock options of $3.5 million, partially offset by a payment of contingent consideration related to our Humabs acquisition of $3.5 million.

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

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $727.6 million as of September 30, 2021, which primarily consisted of money market funds. We also had short-term investments of $55.6 million as of September 30, 2021. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2021.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the condensed consolidated statements of operations and were not material for the nine months ended September 30, 2021 and 2020.

Equity Investment Risk

We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our condensed consolidated statements of operations. The fair value of these equity securities was approximately $169.4 million as of September 30, 2021. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock prices of these equity securities would increase or decrease their fair value as of September 30, 2021 by approximately $16.9 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant net losses since inception and anticipate that we will continue to incur net losses for the foreseeable future and therefore, may not be able to maintain profitability.

Since inception in April 2016, we have incurred significant net losses and have never generated any significant revenue from product sales. We had net income of $3.3 million and net loss of $193.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $663.9 million. Although we (through our partner GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world and began to recognize revenue for sotrovimab, the extent of future revenue remains uncertain.

We expect to continue to incur significant expenses and increasing net losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We have received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, and a positive scientific opinion from the Committee for Human Medicinal Products, or CHMP, in the European Union, or EU, for sotrovimab. In addition, sotrovimab has received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations from governments in a dozen countries. It could be several years, if ever, before we are able to commercialize any of our other products. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, procuring commercial-scale manufacturing, marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is sufficient to offset our expenses and achieve profitability.

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

We are a commercial-stage company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We have received an EUA from the FDA, and a positive scientific opinion from the CHMP in the EU for sotrovimab. In addition, sotrovimab has received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations from governments in a dozen other countries. We are in the early stages of seeking approval under a biologics license application, or BLA, and expanding our commercialization capabilities for sotrovimab. As an organization, we have not yet demonstrated an ability to successfully manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization or arrange for a third party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of September 30, 2021, excluding restricted cash, we had cash, cash equivalents and investments of $939.5 million, and by also excluding the equity investment in Brii Biosciences Limited, or Brii Bio Parent, we had $770.1 million. Based upon our current operating plan, we believe that the $770.1 million as of September 30, 2021 will fund our current operating plans through at least the next 12 months from the issuance date of our consolidated financial statements for the period ended September 30, 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We will also need to raise additional capital to complete the development and commercialization of our EUA product or our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

We received an EUA from the FDA for sotrovimab (previously VIR-7831). If the FDA revokes or terminates our EUA for sotrovimab for the early treatment of COVID-19, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of sotrovimab in the United States unless we can obtain FDA approval for this product and its currently authorized uses.

Sotrovimab is currently made available pursuant to an EUA we received from the FDA on May 26, 2021 for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at risk for progression to severe COVID-19, including hospitalization or death. We cannot predict how long this EUA will remain effective for, and we may not receive advance notice from the FDA regarding revocation of our EUA. If our EUA is terminated or revoked, sotrovimab will no longer be available in the United States until and if we have obtained FDA approval of a BLA. Changing policies and regulatory requirements could limit, delay or prevent further commercialization of sotrovimab and could adversely impact our business, financial condition, results of operations and prospects.

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

In response to the ongoing outbreak of COVID-19, the disease caused by the virus SARS-CoV-2, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as sotrovimab and VIR-7832. We have received an EUA from the FDA, and a positive scientific opinion from the CHMP in the EU for sotrovimab. In addition, sotrovimab has received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations from governments in a dozen other countries. Also, we (through our partner GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world. We have not received regulatory approval for any other product candidates, and we may be unable to successfully develop and commercialize a therapy that treats the virus in a timely manner, if at all.

We are also committing substantial financial resources, both internally and externally, and personnel to the development of a potential therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the market demand and role that antibody therapies will play in the treatment of COVID-19. There are no assurances that there will be sufficient market demand for our COVID-19 therapies. Market demand and utilization of our COVID-19 therapies may be adversely impacted by factors such as the mAbs of other third parties, the rollout of vaccines and oral antivirals, the emergence of new viral variants, and the current challenges in the delivery and administration of mAbs to patients.

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations and which will require significant additional funding. Our current estimated aggregate commitments to GSK under two separate master services agreements with Samsung Biologics Co., Ltd. and WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for drug substance, drug product and raw material were approximately $371 million as of September 30, 2021, excluding the approximate “access fee” payable to Biogen, Inc. that is payable only if we use Biogen, Inc.’s technology. For additional information regarding our obligations under these agreements, see the section titled

“Business—Our Collaboration, License and Grant Agreements” and “Business—Manufacturing—Manufacturing Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Form 10-K.

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

In addition, another party may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy that is easier to deliver and administer to patients in a timelier manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies some of which are further along in the development process than we are. For example, in November 2020, Regeneron Pharmaceuticals, Inc., or Regeneron, received EUA from the FDA for REGEN-COV (casirivimab with imdevimab), a cocktail of two monoclonal antibodies, which has been shown to reduce hospitalization and death risk by 70% in early treatment clinical trials. In addition, there are oral antiviral therapies being developed by others such as Merck & Co, Inc., or Merck, whose oral antiviral molnupiravir showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials, and for which Merck has been successful in securing government support and funding. AstraZeneca plc’s, or AstraZeneca's, AZD7442, a cocktail of two monoclonal antibodies, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials. Other companies like AstraZeneca and Adagio Therapeutics, or Adagio, have been successful in securing government support and funding, respectively, and are in the process of developing antibody therapies that, if successful, could be effective against known viral variants and be administered via intramuscular, or IM, injection. There are also efforts by other companies in developing prophylactic vaccines against COVID-19. For example, in December 2020, Pfizer Inc. and Moderna, Inc. and in February 2021, Janssen Biotech Inc. received EUA from the FDA for their COVID-19 vaccines which have been proven to be 95%, 94% and 85% effective, respectively, in clinical trials. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that there will be sufficient market demand for our COVID-19 therapies, that we will secure U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy our demand and not have stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic, all of which may adversely impact our ability to commercialize a therapy for COVID-19. In addition, several organizations have already secured significant commitments from governments to purchase COVID-19 antibodies, oral antivirals, and vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to successfully commercialize a therapy for COVID-19. Additionally, the availability of superior or competitive therapies, or preventative measures such as vaccines or oral antivirals, coupled with the transient nature of pandemics, could negatively impact or eliminate demand for our COVID-19 therapies. For additional information regarding our competition see the section below titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

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

We initiated clinical trials for multiple product candidates. We have received an EUA from the FDA, and a positive scientific opinion from the CHMP in the EU for sotrovimab. In addition, sotrovimab has received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations from governments in a dozen other countries. However, we have not obtained BLA approval for any product candidate to date. We operate in a highly regulated field, and it is possible that any product candidate we may seek to develop in the future will not obtain regulatory approval.

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

Furthermore, our product candidates are based on certain innovative technology platforms, which makes it even more difficult to predict the time and cost of product candidate development and obtaining necessary regulatory approvals, particularly for our small interfering ribonucleic acid, or siRNA, and cytomegalovirus, or CMV, vector technologies. Relatively few siRNA product candidates have ever been tested in humans and to date few have received regulatory approval and market authorizations. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.

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

The continued spread of COVID-19 globally, or the evolution of new variants of COVID-19 that are more contagious, have more severe effects or are resistant to treatments or vaccinations, could adversely impact our preclinical or clinical trial operations in the United States, including our ability to enroll and retain patients as well as CROs and clinical trial site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

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

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and an emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. The availability of superior or competitive therapies (including other antibody therapies or other oral antivirals), or preventative measures such as vaccines, coupled with the unpredictable nature of pandemics and the prevalence of new variants of COVID-19, could negatively impact or eliminate demand for our COVID-19 therapies. Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants or in producing a therapy that is easier to deliver and administer to patients in a timelier manner.

Our commercialization potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. The key competitive factors affecting the success of all our programs are likely to be efficacy, safety, convenience and timing. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead Sciences, Inc., which is FDA approved for the treatment of COVID-19 in hospitalized settings, and several treatments and prophylactic vaccines are available under EUA. Currently, the antibody combination of casirivimab and imdevimab by Regeneron are available under EUA, for intravenously or subcutaneously administered regimen in the mild-to-moderate setting. Additionally, COVID-19 vaccines are available in the United States under EUA from Janssen Biotech, Inc., Moderna, Inc. and Pfizer Inc. (in partnership with BioNTech SE). Numerous large and small pharmaceutical and biotechnology companies are developing programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies. Companies with antibodies in clinical development include AbbVie, Inc., Adagio, AstraZeneca, Brii Bio, Celltrion Healthcare Co.,

Ltd., Eli Lilly and Regeneron. Companies with oral antivirals in clinical development include Merck, Pfizer Inc., and Roche Holding AG,. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A.

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

Even if any product candidates receive marketing approval, such as the regulatory approval granted to sotrovimab in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for any approved product will be subject to regulatory requirements and continuing regulatory review. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines, among other actions. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval” in our 2020 Form 10-K.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for our product candidates in the EU from the European Commission following the opinion of the EMA if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Approval of certain product candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United States will be particularly important to the commercial success of such product candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development and approval stages. We have received an EUA from the FDA, and a positive scientific opinion from the CHMP in the EU for sotrovimab. In addition, sotrovimab has received marketing authorizations in Australia, Japan and Saudi Arabia (under the brand name, Xevudy®), and emergency or temporary use authorizations from governments in a dozen countries. Sotrovimab is also currently in a Phase 2 clinical trial evaluating an IM formulation. In the second quarter of 2021, we initiated an additional Phase 3 clinical trial evaluating an IM formulation of sotrovimab and a Phase 1b/2a clinical trial for VIR-7832, also a SARS-CoV-2-neutralizing mAb. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of our EUA product and will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, such as the U.S. federal Anti-Kickback Statute, federal civil and criminal false claims laws, the healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Physician Payments Sunshine Act.

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

Market acceptance and sales of our EUA product and any product candidates that we commercialize, if approved, may depend in part on the extent to which reimbursement for these product and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for our EUA product and any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because our EUA product and certain of our product candidates are physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our EUA product or any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Additionally, In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the Bipartisan Budget Act of 2018, will continue through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. Further, in February 2021, the FDA issued guidance strongly recommending that individual monoclonal antibody products be developed with the expectation that they will be combined with one or more monoclonal antibody products that bind to different epitopes to minimize the risk of losing activity against emergent variants. This type of government action could have a negative impact on our business, financial condition, results of operations and prospectus. Additionally, as a result of litigation challenging the interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, on August 10, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval or marketing authorizations that may have been obtained and we may not achieve or sustain profitability. For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform” in our 2020 Form 10-K.

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

In addition, we currently rely on a collaborator and foreign CDMOs, including a CDMO in China which we, in part, rely on for the clinical development, manufacturing, and commercialization of our proprietary antibodies developed for SARS-CoV-2, and will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the United Kingdom could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, derivation proceedings, post grant review and inter-partes review before the USPTO. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all, and if such an instance arises, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Parties making claims against us may also seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates.

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

In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counterclaims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter-partes review, post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. Third parties may also challenge inventorship through a derivation proceeding or other litigation proceeding challenging inventorship, which can include claims of misappropriation of intellectual property, filing a patent application without authorization of the true inventor, not listing inventors, or listing non-inventors as inventors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

We rely and expect to continue to rely on trademarks as one means to distinguish any of our products and product candidates that are approved for marketing from the products of our competitors. Additionally, the process of obtaining trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable trademark applications at a reasonable cost or in a timely manner or obtain trademark protection in all jurisdictions that we consider to be important to our business. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

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

We have in the past and may in the future seek to acquire or invest in additional businesses and/or technologies that we believe complement or expand our product candidates, enhance our technical capabilities or otherwise offer growth opportunities in the United States and internationally. The pursuit of potential acquisitions and investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold, which is discussed in greater detail under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 30, 2021, we had 395 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel all within the context of the rapidly evolving global pandemic of COVID-19. We continue to closely monitor the COVID-19 situation and will evolve our expansion plans as needed. As a result of the global pandemic, the majority of our workforce has been working from home since March 2020. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. We have implemented plans to reopen our offices to allow employees to return when appropriate. Although these plans are consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should the COVID-19 situation change, there is uncertainty regarding the long-term impact that the COVID-19 pandemic has had on the nature of the office environment and remote working, which could present operational and workplace culture challenges as we seek to expand our organization. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that have joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely are potentially vulnerable to malware, computer viruses, denial-of-service attacks (such as credential stuffing), ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information. We may also experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. We have recently experienced security breaches of our information technology systems, such as through business email compromises. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and operations.

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

For example, we, our third-party vendors, and our partners' third-party vendors have experienced social engineering efforts (including phishing attacks) designed to gain unauthorized access to our systems and information, including recent business email and system compromises. Similarly, we and our partners' third-party vendors may be a target of other phishing attacks, social engineering attacks and other cyber-attacks in the future. If a data security breach affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged or our operations, disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. Such laws may include HIPAA and the Health Information Technology for Economic and Clinical Health Act, or HITECH. Under these laws specifically, notice of certain security breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, or the HHS, and for extensive breaches, to the media or state attorneys general. Such a notice could further harm our reputation and our ability to compete. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Furthermore, a data security breach could result in fines, increased costs or loss of revenue and we could incur liability (such as through regulatory fines and penalties as well as private claims), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Additionally, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

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

We expect our financial condition and results of operations to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold which may fluctuate from quarter to quarter and year to year, which is discussed in greater detail under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, through October 29, 2021, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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

In addition, public statements by us, government agencies, our competitors, the media or others relating to the ongoing COVID-19 pandemic (including regarding our and others’ efforts to develop COVID-19 therapies) and the impact of such statements on investors’ general perception of our company and our business have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the COVID-19 pandemic, information in the public arena on this topic, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price. Moreover, sales of a substantial number of shares of our common stock by our stockholders in the public market or the perception that these sales might occur, have in the past, and may in the future depress the market price of our common stock. Information related to our development, manufacturing, regulatory and commercialization efforts with respect to sotrovimab and VIR-7832, or information regarding such efforts by competitors with respect to their potential therapies, may meaningfully impact our stock price.

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

VIR BIOTECHNOLOGY, INC.

Date: November 4, 2021	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Howard Horn
Howard Horn
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)