Form 10-K
period 2021-12-31
Vir Biotechnology, Inc.
filed 2022-02-28
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021 was approximately $2.7 billion based upon the closing price of its Common Stock on June 30, 2021 of $47.28 per share, as reported by The Nasdaq Global Select Market.

The number of shares of the Registrant’s Common Stock outstanding as of February 22, 2022 was 132,303,561.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

Auditor PCAOB ID: 42	Auditor: Ernst & Young LLP	Address: Redwood City, California

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, research and development, planned clinical trials and preclinical studies, technology platforms, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management and expected market growth, the timing of availability of clinical data, program updates and data disclosures, the ability of sotrovimab to treat and/or prevent COVID-19, the expected number of therapeutic doses that Vir will be able to supply to patients, and the ability of sotrovimab to maintain activity against circulating variants of concern and interest are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:

•
We have incurred net losses and anticipate that we may continue to incur net losses in the foreseeable future and therefore, may not be able to maintain profitability.
•
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•
We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
•
We received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab. If the FDA revokes or terminates our EUA for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, or the federally declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of sotrovimab in the United States unless we can obtain FDA approval for this product and its currently authorized uses.
•
We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in connection with sotrovimab as a therapy for COVID-19. Market demand and utilization of sotrovimab or any of our other COVID-19 product candidates may be adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of vaccines and oral antivirals, the emergence of new viral variants and the current challenges in the delivery and administration of mAbs to patients.
•
Our near-term success is dependent on the successful commercialization of sotrovimab for the early treatment of COVID-19, including our ability to enter into additional procurement contracts with government entities. If we are unable to successfully commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected. In addition, sotrovimab may be rendered inferior or obsolete, even if it were to gain widespread market acceptance initially.
•
Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of sotrovimab and product candidates in a timely manner. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals and marketing authorizations.
•
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

We are a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are among the leading causes of death worldwide and can cause trillions of dollars of direct and indirect economic burden each year – as evidenced by the coronavirus disease 2019, or COVID-19, pandemic. We believe that now is the time to apply the recent and remarkable advances in immunology to combat current and prepare for future infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.

Our current pipeline consists of sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting COVID-19, hepatitis B virus, or HBV, influenza A virus, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

Our Pipeline

Our current product and product candidates are summarized in the chart below:

*Sotrovimab for early treatment by intravenous (IV) administration currently has marketing approval, emergency use authorization (EUA) or temporary authorization in >40 countries; for sotrovimab for early treatment by intramuscular (IM) administration, we and GSK (as defined below) recently filed an amendment request for an IM EUA with the FDA (as defined below).

**Vaccine designed to establish proof of concept in Phase 1 clinical trial to determine whether unique immune response observed in non-human primates can be replicated in humans; ultimately, any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

COVID-19: According to the John Hopkins Coronavirus Resource Center, as of February 23, 2022, there were almost 429.0 million recorded infections and almost 6.0 million recorded deaths worldwide from COVID-19. To date, the U.S. Food and Drug Administration, or FDA, has granted either Emergency Use Authorization, or EUA, or marketing approvals to multiple vaccines, drugs and/or antibodies to prevent or treat COVID-19. The ongoing efficacy of these medicines, however, particularly as the virus mutates while it infects more people and comes under increased immune pressure, is uncertain.

In response to the ongoing COVID-19 pandemic, we have moved rapidly, together with our collaborator Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK), to address this global health challenge. Our focus is on treating and preventing severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 (the virus that causes COVID-19 illness), as well as potential future coronavirus outbreaks. To do so, we are developing differentiated monoclonal antibodies, or mAbs, like sotrovimab and VIR-7832, as well as vaccines and small molecules.

Sotrovimab and VIR-7832 are SARS-CoV-2-neutralizing mAbs. Both sotrovimab and VIR-7832 are based on a parent antibody, S309, which was derived from samples previously gathered for research on pan-coronavirus-neutralizing mAbs. Preclinical and clinical data suggest that sotrovimab and VIR-7832 have the potential for ‘dual-action’, or the ability to block viral entry into healthy cells and an enhanced ability to clear infected cells. Both mAbs also bind to an epitope on SARS-CoV-2 that is shared with SARS-CoV-1 (the virus that causes SARS), indicating that the epitope is highly conserved, which may make it more difficult for viral resistance to develop. Both mAbs have also been designed to have an extended half-life and to have doses low enough to allow for intramuscular, or IM, in addition to intravenous, or IV, administration. In addition, VIR-7832 has been designed to potentially enhance virus-specific T cell function, which could also help treat and/or prevent COVID-19 infection.

Sotrovimab

Early Treatment

In August 2020, we initiated the lead-in phase of our Phase 2/3 trial COVID-19 Monoclonal antibody Efficacy Trial - Intent to Care Early, or COMET-ICE, for the treatment of adults at high risk of hospitalization or death from COVID-19 via IV administration. In October 2020, the trial continued into Phase 3 based on a positive evaluation of the safety and tolerability data. In March 2021, we announced an Independent Data Monitoring Committee recommended the Phase 3 COMET-ICE trial be stopped for enrollment due to evidence of profound efficacy. Later in March 2021, we submitted an EUA request to the FDA for 500 mg IV of sotrovimab based on the interim analysis of efficacy and safety data from COMET-ICE.

In May 2021, the FDA granted an EUA to sotrovimab for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. We also received a positive scientific opinion from the Committee for Human Medicinal Products in the European Union, or EU, for sotrovimab in May 2021. In June 2021, we announced confirmatory full results for the Phase 3 COMET-ICE trial, which resulted in an adjusted relative risk reduction of 79% (p<0.001) in all-cause hospitalization for more than 24 hours or death due to any cause by Day 29 compared to placebo, meeting the primary endpoint of the trial. In December 2021, the European Commission granted marketing authorization to Xevudy® (sotrovimab) in the EU for the treatment of adults and adolescents at increased risk of progressing to severe COVID-19.

During and following the fourth quarter of 2021, we announced preclinical data generated through pseudovirus testing demonstrating that sotrovimab retains neutralizing activity against the highly divergent Omicron variant (B.1.1.529). In February 2022, we published pseudovirus data demonstrating a 16-fold shift in neutralization activity against the Omicron BA.2 subvariant. Our BA.2 results were derived from 10 independent experiments that were conducted using an optimized pseudovirus assay. This is the same assay that was used to generate data for previous variants. These data have been shared with regulatory agencies around the world. Initial feedback from the FDA question our conclusion that the 500 mg IV dose of sotrovimab retains activity against the BA.2 Omicron subvariant based on our current modeling assumptions, and the FDA has asked for additional data to support our position. The FDA also requested safety data for higher doses. Both have been provided to the FDA and we are awaiting further correspondence.

The Health Care Provider Fact Sheet was recently updated to show that sotrovimab’s neutralization activity was reduced an average fold change in EC50 value of 16-fold against the SARS-CoV-2 Omicron B.1.1.529/BA.2 spike variant compared to wild-type. The Fact Sheet also noted that the clinical relevance of the 16-fold reduction in sotrovimab activity against the SARS-CoV-2 Omicron B.1.1.529/BA.2 variant is unknown. As of February 28, 2022, the FDA noted on its EUA website that sotrovimab is currently authorized in all U.S. regions until further notice by the FDA.

In an effort to facilitate broader patient access through IM administration, we also conducted two IM trials. In February 2021, we initiated COMET-Patient SafEty, TolerAbility, PharmacoKinetics, or COMET-PEAK, a Phase 2 trial, evaluating an IM formulation of sotrovimab in low-risk adults with mild to moderate COVID-19. In June 2021, we initiated COMET-Treatment of Acute COVID-19 with Intramuscular monocLonal antibody, or COMET-TAIL, a Phase 3 trial in adults at high risk of hospitalization or death. In November 2021, we announced that the COMET-TAIL Phase 3 trial’s primary endpoint had been met, with headline data demonstrating that IM-administered sotrovimab was non-inferior to IV administration for high-risk populations. In January 2022, we filed an amendment to sotrovimab’s EUA to include IM administration.

We and GSK plan to submit a Biologics License Application, or BLA, for sotrovimab to the FDA in the second half of 2022.

We and GSK continue to work actively with governments and payors around the world to make sotrovimab available to patients in need. Sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries, and we have received binding agreements for the sale of approximately 1.7 million doses of sotrovimab worldwide.

Prophylaxis

We are supporting multiple clinical trials evaluating whether sotrovimab, administered as prophylaxis, can help prevent symptomatic COVID-19 in uninfected immunocompromised adults. Two Phase 3 trials are expected to start in the second quarter of 2022. One is a platform trial and one is a company sponsored trial, COVID-19 Monoclonal antibody Efficacy Trial – Stop Transmission of Acute SARS-COV-2, or COMET-STAR. The primary endpoint for both trials is incidence of symptomatic PCR-confirmed COVID-19. The analysis of the primary endpoint of COMET-STAR will be event driven, and could be as early as the second half of 2022.

Hospitalized treatment

In December 2020, we initiated Therapeutics for Inpatients with COVID-19, or TICO, a Phase 3 trial of sotrovimab for the treatment of hospitalized adults with COVID-19 as part of a sub-trial of the National Institutes of Health’s, or NIH, Accelerating COVID-19 Therapeutic Interventions and Vaccines, or ACTIV, Program, specifically ACTIV-3. In March 2021, we announced that the sotrovimab arm of the NIH’s ACTIV-3 clinical trial met initial pre-specified criteria, and no safety signals were reported. Based on sensitivity analyses of the available data, the independent Data and Safety Monitoring Board recommended the sotrovimab arm be closed to enrollment.

In December 2021, sotrovimab entered the Randomized Evaluation of COVID-19 Therapy, or RECOVERY, trial, a Phase 3 trial in the U.K. evaluating standard of care alone versus usual standard of care plus a single dose of sotrovimab given IV. Initial data is expected in the second half of 2022.

VIR-7832. In April 2021, we initiated a Phase 1b/2a trial of VIR-7832 for the potential treatment of adults with mild to moderate COVID-19 as part of the U.K.'s National Health Service, or NHS, supported AGILE initiative. The dose-escalation Phase 1b part of the trial evaluates the safety and tolerability of single ascending doses of VIR-7832 for the treatment of mild to moderate COVID-19. The Phase 2a portion evaluates the safety and virologic activity of VIR-7832, as well as T cell responses to SARS-CoV-2 of VIR-7832 and sotrovimab. The Phase 1b trial is ongoing and no safety signals have been reported to date for the 50 mg, 150 mg, and 500 mg dose cohorts. The first patient in the Phase 2a portion of the trial was dosed in February 2022. Additional data are expected in the first half of 2022. In July 2021, VIR-7832's investigational new drug, or IND, application was cleared by the FDA.

In connection with the advancement of our COVID-19 mAbs, we and GSK have established a strategic manufacturing network, which will enable the manufacture of approximately two million doses of sotrovimab in the first half of 2022, and additional doses in the second half of 2022. We are actively working to expand our capacity to increase supply through 2022 so that we can continue to serve more patients. See the section titled “Manufacturing” for a summary of our manufacturing activities and a description of the agreements with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, and Samsung Biologics Co., Ltd., or Samsung.

In addition to sotrovimab and VIR-7832, we are preparing for future pandemics with coronavirus mAbs that have the potential to be even broader and more potent than sotrovimab, pan-coronavirus vaccines designed with the aim to be variant-proof (initial pre-clinical proof of concept achieved), and small molecules that have the potential to treat multiple respiratory diseases like COVID-19 and influenza (initial pre-clinical proof of concept achieved).

HBV: According to the Hepatitis B Foundation, approximately 300 million people globally are chronically infected with HBV and approximately 900,000 of them die from HBV-associated complications each year. There is a significant unmet medical need for more effective therapies that lead to life-long control of the virus after a finite duration of therapy, which is the definition of a functional cure. For a registrational trial to demonstrate a functional cure, the formal endpoint accepted by the FDA is undetectable hepatitis B virus surface antigen, or HBsAg, defined as less than 0.05 international units per milliliter, or IU/ml, as well as HBV DNA less than the lower limit of quantification, in the blood six months after the end of therapy. Currently, a year-long course of pegylated interferon-alpha, or PEG-IFN-α, is the best available curative therapy. It has a low functional cure rate of approximately three to seven percent. Alternatively, suppressive therapy with nucleotide/nucleoside reverse transcriptase inhibitors, or NRTIs, is commonly used, but patients often require a lifetime of therapy.

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

VIR-2218 is an investigational subcutaneously administered HBV-targeting siRNA. By targeting a conserved region of the HBV genome, it is designed to inhibit the production of all HBV proteins: X, polymerase, S, and core. Suppression of HBV proteins, particularly HBsAg, is hypothesized to remove the inhibition of T cell and B cell activity directed against HBV, allowing VIR-2218 to potentially result in a functional cure. VIR-2218 was the first siRNA in the clinic to include Alnylam Pharmaceuticals, Inc.’s, or Alnylam, Enhanced Stabilization Chemistry Plus, or ESC+, technology, which has the potential to enhance the therapeutic index.

In June 2021, we announced clinical data from our Phase 2 trial of VIR-2218 alone and in combination with PEG-IFN-α. First, with VIR-2218 as monotherapy, the trial demonstrated a strong safety profile and a substantial, durable and dose dependent reduction of HBsAg through 48 weeks. Second, evaluating VIR-2218 alone and in combination with PEG-IFN-α for 12 weeks, more rapid and substantial declines in HBsAg compared to VIR-2218 alone were observed.

In November 2021, we announced additional data evaluating VIR-2218 in combination with PEG-IFN-α for 24 weeks. New findings demonstrated that concurrent initiation of VIR-2218 and PEG-IFN-α therapy resulted in earlier and more substantial HBsAg reductions compared to VIR-2218 alone or with PEG-IFN-α following a VIR-2218 lead-in. Three participants achieved HBsAg loss below the lower limit of quantification by Week 24; two of three achieved anti-HBs seroconversion. Additional data are expected in the first half of 2022.

VIR-2218 is also being evaluated in additional clinical trials with collaborators. Brii Biosciences Offshore Limited, or Brii Bio, continues to lead the Phase 2 trial of VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the treatment of chronic HBV infection. Initial data are expected in the second half of 2022. In December 2021, we and Gilead Sciences, Inc., or Gilead, initiated a Phase 2 clinical trial of VIR-2218 in combination with GS-9688 (selgantolimod), Gilead's investigational TLR-8 agonist, and nivolumab, an approved PD-1 inhibitor, in both nucleos(t)ide, or NUC- suppressed patients and viremic patients. Patients with HBV treatment experience also may receive tenofovir alafenamide fumarate, or TAF.

VIR-3434 is an investigational subcutaneously administered HBV-neutralizing mAb. By targeting a conserved region of HBsAg, it is designed to block entry of all 10 genotypes of HBV into liver cells called hepatocytes and reduce the level of virions and subviral particles in the blood. VIR-3434, which incorporates Xencor, Inc.'s, or Xencor, Xtend and other Fc technologies, has been engineered to potentially function as a T cell vaccine against HBV in infected patients, as well as to have an extended half-life. These modifications are intended to enhance its potential to result in an HBV functional cure.

Building on the data previously disclosed in January and June 2021, in November 2021 we announced that a single dose of six mg, 18 mg, or 75 mg of VIR-3434 resulted in rapid HBsAg reductions in most participants within approximately one week post-dose, and the largest and most sustained reductions in HBsAg were observed in the 75 mg cohort. Additional data are expected in the first half of 2022.

In July 2021, we initiated the Phase 2 Monoclonal Antibody siRNA Combination against Hepatitis B, or MARCH, trial to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection. Initial data are expected in the first half of 2022. As some of our clinical trial sites are in Ukraine and Moldova, we are monitoring the situation to determine any impact resulting from the current conflict in this region.

Influenza: According to the World Health Organization, or WHO, on average, each year the influenza virus is estimated to infect 1 billion people and to result in 290,000 to 650,000 deaths globally. According to the Centers for Disease Control and Prevention, or CDC, in the 2018-2019 flu season, despite the availability of the flu vaccine, approximately 36 million people were diagnosed with influenza, 500,000 people were hospitalized, and 34,000 people died from influenza in the United States alone. Influenza vaccines have historically had limited success, with an average efficacy of 40% overall, across all populations. This limited efficacy results from incomplete coverage against seasonal strains and the lack of an effective immune response in many individuals after receiving the vaccine.

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

In May 2021, we signed a definitive collaboration agreement, or the 2021 GSK Agreement, with GSK to expand our existing collaboration to include the research and development of new therapies for influenza and other respiratory viruses. See the section titled “Our Collaboration, License and Grant Agreements—Collaboration Agreements with GSK” for a description of the 2021 GSK Agreement.

VIR-2482 is an investigational IM administered influenza A-neutralizing mAb. In vitro, VIR-2482 has been shown to neutralize all major strains of influenza A that have arisen since the 1918 Spanish flu pandemic and is designed as a universal prophylactic for influenza A. We believe that VIR-2482 has the potential to provide superior protection to flu vaccines and be able to be used year after year because it has broad strain coverage as opposed to the limited strain coverage generated by vaccines. We also believe that it provides passive immunity rather than relying on a person to generate active immunity via a functional immune response, an ability that is known to decline with age. VIR-2482 has been engineered to extend its half-life so that a single IM dose has the potential to last the entire flu season, which is typically five to six months long. VIR-2482 is estimated to have a half-life of 58 days based on preliminary data.

In August 2019, we initiated dosing in the Phase 1/2 clinical trial for VIR-2482. VIR-2482 has been well-tolerated in the approximately 100 healthy volunteers dosed in Phase 1. Anticipating an increase in the incidence of influenza in the Northern Hemisphere this coming winter, we expect to initiate a Phase 2 trial in the second half of 2022.

HIV: According to the Joint United Nations Programme on HIV/AIDS, or UNAIDS, each year there are approximately 1.5 million new cases of HIV and approximately 700,000 HIV-related deaths globally. Current prevention approaches such as behavioral modification and pharmacological intervention have had only a modest effect on HIV transmission globally, leaving a high unmet medical need for a safe and effective vaccine for the billions of individuals who are or may become sexually active.

We are developing VIR-1111 as a proof of concept HIV vaccine designed to elicit a type of immune response that is different from other vaccines. We anticipate the initial registration population for our eventual HIV vaccine will be individuals at high risk of contracting HIV.

VIR-1111 is an investigational subcutaneously administered HIV T cell vaccine based on human cytomegalovirus, or HCMV. VIR-1111 has been designed to elicit T cells that recognize HIV epitopes that are different from those recognized by prior HIV vaccines and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. An HLA-E restricted immune response has been shown to be associated with protection of non-human primates, or NHPs, from simian immunodeficiency virus, or SIV, the NHP equivalent of HIV. VIR-1111 is a vaccine designed solely to establish proof of concept in a Phase 1 clinical trial to determine whether the unique immune response observed in NHPs can be replicated in humans.

In December 2020, we initiated a Phase 1 trial of VIR-1111. No safety signals have been reported to date and we expect to have additional clinical data in the first half of 2022.

Our Technology Platforms

Our four current technology platforms are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. We are using our platforms to advance sotrovimab and other current product candidates and generate additional product candidates for multiple indications.

Antibody Platform: We have established a robust method for capitalizing on unusually successful immune responses naturally occurring in people who are protected from, or have recovered from, infectious diseases. We identify rare antibodies from survivors that have the potential to treat and prevent rapidly evolving and/or previously untreatable pathogens via direct pathogen neutralization and immune system stimulation. The fully-human antibodies that we discover may also be modified to enhance their therapeutic potential. We have applied these methods to identify mAbs for a range of pathogens including SARS-CoV-2, HBV, influenza A and influenza B virus, Ebola, respiratory syncytial virus, or RSV, malaria, clostridium difficile, Staphylococcus aureus, Klebsiella pneumoniae, and Acinetobacter spp. Examples of the power of this platform are Xevudy® (sotrovimab, formerly known as VIR-7831), our anti-SARS-CoV-2 mAb, and Ebanga (ansuvimab-zykl, formerly known as mAb114), the anti-Ebola virus mAb identified by our scientists in collaboration with the NIH and others and marketed by Ridgeback Biotherapeutics LP.

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

Innate Immunity Platform: Moving beyond more traditional approaches that are used to evoke adaptive immunity or that directly target pathogens, where the development of resistance can occur, we plan to target host proteins as a means of creating host-directed therapies with high barriers to resistance. We believe that by leveraging the power of innate immunity, we can create medicines that break the “one-drug-for-one-bug” paradigm by producing “one-drug-for-multiple-bugs.” For example, we believe this platform can create a single product for respiratory viruses, such as SARS-CoV-2 and influenza. This is enabled using clustered regularly interspaced short palindromic repeats, or CRISPR, -based genomics, computational biology and machine learning to identify key host factors necessary for each pathogen’s survival and the protective effects of the innate immune system. We then identify product candidates that may be able to safely target host proteins to block pathogen replication or induce innate immunity to control infection. We believe that this platform may also have applicability beyond infectious diseases.

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

Our Chief Executive Officer, George Scangos, Ph.D., has spent over 30 years developing treatments in infectious disease, neuroscience and oncology, among other fields, and was previously the Chief Executive Officer of Biogen Inc., or Biogen, the Chief Executive Officer of Exelixis, Inc. and the President of Bayer Biotechnology. Our Chief Scientific Officer, Herbert (Skip) Virgin, M.D., Ph.D., is a Member of the National Academy of Sciences, and was previously Chair of the Department of Pathology and Immunology at the Washington University School of Medicine, St. Louis, Missouri. Our Senior Vice President and Senior Research Fellow, Antonio Lanzavecchia, M.D., is a Member of the National Academy of Sciences, was a co-founder of Humabs Biomed SA, or Humabs, which we acquired in 2017, and was the Director of the Institute for Research in Biomedicine in Bellinzona, Switzerland. Our Chief Medical Officer, Phil Pang, M.D., Ph.D., was previously Chief Medical Officer of Riboscience LLC, and before that was the Harvoni® project lead at Gilead, where he led the team responsible for worldwide regulatory approval. Our Executive Vice President and Chief Business Officer, Global, Johanna Friedl-Naderer, who is anticipated to start on March 2, 2022, was previously President of Europe, Canada & Partner Markets for Biogen, where she served on the company's Global Leadership Team. Our Chief Technology Officer, Aine Hanly, Ph.D., was previously Vice President of Process Development for Amgen Inc., where she was accountable for clinical manufacturing and global supply of clinical trial materials. Our Senior Vice President of Regulatory Affairs and Program Leadership & Management, Lynne Krummen, Ph.D., previously served in many roles at Genentech, Inc. and F. Hoffmann-La Roche AG, including Head of U.S. Technical Development, Global Head of Technical Regulatory for Biologics, Head of Process Development and Clinical Development Project Team Lead for Avastin®. Our Chief Corporate Affairs Officer, Bolyn Hubby, Ph.D., was previously Chief Scientific Officer at Agenovir Corporation, which we acquired in 2018, and before that was the Vice President of Vaccines and Antimicrobials at Synthetic Genomics, Inc. Our Senior Vice President, General Counsel, Irene Pleasure, J.D., Ph.D., was previously Vice President of Intellectual Property at Achaogen, Inc. and before that held various positions at Genentech, Inc., including Senior Associate General Counsel and Head of Patents. Our Chief Administrative Officer, Steven Rice, was previously Chief Human Resources Officer at the Bill & Melinda Gates Foundation, and before that was Executive Vice President of Global Human Resources at Juniper Networks, Inc. Our Chief Financial Officer, Howard Horn, was previously Vice President, Business Planning at Biogen, and before that was a senior consultant at McKinsey & Company and an equity analyst at UBS Group AG.

Our board of directors is composed of leaders: from academia, Nobel laureate Phillip Sharp, Ph.D.; from the biopharmaceutical industry, Jeffrey Hatfield, Robert Perez, Saira Ramasastry, Elliott Sigal, M.D., Ph.D., and our Chairman Vicki Sato, Ph.D.; from the life science investment community, Robert More, Robert Nelsen (a co-founder) and Dipchand (Deep) Nishar; and from government, Janet Napolitano.

Our Strategy

We are a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. The core elements of our business strategy include:

•
Maximizing the impact of sotrovimab. Sotrovimab has been granted EUA, temporary authorization or marketing approval in more than 40 countries. We and GSK will continue to work actively with governments and payors around the world to make sotrovimab available to patients in need.
•
Rapidly advancing our pipeline. Currently underway are two Phase 3 clinical trials, five Phase 2 clinical trials, and four Phase 1 clinical trials across four distinct therapeutic areas. We anticipate moving additional preclinical candidates into the clinic and initiating additional later-stage combination trials where applicable in the next 12-18 months.
•
Expanding our pipeline using our current technology platforms. We are leveraging our four current technology platforms to discover and develop novel product candidates for COVID-19, HBV, influenza A virus, HIV and tuberculosis, or TB, as well as additional viral, bacterial, fungal and parasitic infections, and potentially cancers.
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

Pipeline

Our current pipeline consists of a product and product candidates that address unmet needs caused by COVID-19, HBV, influenza A virus, and HIV.

*Sotrovimab for early treatment by IV currently has marketing approval, EUA or temporary authorization in >40 countries; for sotrovimab for early treatment by IM, we and GSK recently filed an amendment request for an IM EUA with the FDA.

**Vaccine designed to establish proof of concept in Phase 1 clinical trial to determine whether unique immune response observed in non-human primates can be replicated in humans; ultimately, any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

Treatment and Prophylaxis for COVID-19

Summary

In response to the ongoing COVID-19 pandemic, we have moved rapidly, together with our collaborator GSK, to address this global health challenge. Our focus is on treating and preventing COVID-19, as well as potential future coronavirus outbreaks. To do so, we are developing differentiated mAbs like sotrovimab and VIR-7832, as well as vaccines and small molecules.

We are developing sotrovimab and VIR-7832 for the treatment and prophylaxis of COVID-19. Both sotrovimab and VIR-7832 are based on a parent antibody, S309, which was derived from samples previously gathered for research on pan-coronavirus-neutralizing mAbs. Preclinical and clinical data suggest that sotrovimab and VIR-7832 have the potential for ‘dual-action’, or the ability to block viral entry into healthy cells and an enhanced ability to clear infected cells. Both mAbs also bind to an epitope on SARS-CoV-2 that is shared with SARS-CoV-1 (the virus that causes SARS), indicating that the epitope is highly conserved, which may make it more difficult for viral resistance to develop. Both mAbs have also been designed to have an extended half-life and to have doses low enough to allow for IM and IV administration. In addition, VIR-7832 has been designed to potentially enhance virus-specific T cell function, which could also help treat and/or prevent COVID-19 infection.

During and following the fourth quarter of 2021, we announced preclinical data generated through pseudovirus testing demonstrating that sotrovimab retains neutralizing activity against the highly divergent Omicron variant (B.1.1.529). In February 2022, we published pseudovirus data demonstrating a 16-fold shift in neutralization activity against the Omicron BA.2 subvariant. Our BA.2 results were derived from 10 independent experiments that were conducted using an optimized pseudovirus assay. This is the same assay that was used to generate data for previous variants. These data have been shared with regulatory agencies around the world. Initial feedback from the FDA question our conclusion that the 500 mg IV dose of sotrovimab retains activity against the BA.2 Omicron subvariant based on our current modeling assumptions, and the FDA has asked for additional data to support our position. The FDA also requested safety data for higher doses. Both have been provided to the FDA and we are awaiting further correspondence.

The Health Care Provider Fact Sheet was recently updated to show that sotrovimab’s neutralization activity was reduced an average fold change in EC50 value of 16-fold against the SARS-CoV-2 Omicron B.1.1.529/BA.2 spike variant compared to wild-type. The Fact Sheet also noted that the clinical relevance of the 16-fold reduction in sotrovimab activity against the SARS-CoV-2 Omicron B.1.1.529/BA.2 variant is unknown. As of February 28, 2022, the FDA noted on its EUA website that sotrovimab is currently authorized in all U.S. regions until further notice by the FDA.

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) for the early treatment of COVID-19 in more than 40 countries, and we have received binding agreements for the sale of approximately 1.7 million doses worldwide. We and GSK continue to work actively with governments and payors around the world to make sotrovimab available to patients in need. We and GSK plan to submit a BLA for sotrovimab to the FDA in the second half of 2022.

We are also evaluating the use of sotrovimab in two additional indications: 1) to determine if sotrovimab can prevent symptomatic COVID-19 infection in uninfected immunocompromised adults or those who have a history of severe adverse reactions to COVID-19 vaccines, and 2) to evaluate if sotrovimab treatment can improve clinical outcomes in patients hospitalized with COVID-19.

We and GSK have established a strategic manufacturing network, which will enable the manufacture of approximately two million doses of sotrovimab in the first half of 2022, and additional doses in the second half of 2022. We are actively working to expand our capacity to increase supply through 2022 so that we can continue to serve more patients. See the section titled “Manufacturing” for a summary of our manufacturing activities and a description of the agreements with WuXi Biologics and Samsung.

VIR-7832, an anti-SARS-CoV-2 mAb, is currently in a Phase 1b/2a trial for the potential treatment of adults with mild to moderate COVID-19 as part of the U.K.'s NHS-supported AGILE initiative. The Phase 1b trial is ongoing and no safety signals have been reported to date for the 50 mg, 150 mg, and 500 mg dose cohorts. The first patient in the Phase 2a portion of the trial was dosed in February 2022. Additional data are expected in the first half of 2022. In July 2021, VIR-7832’s IND application was cleared by the FDA.

In addition to sotrovimab and VIR-7832, we are preparing for future pandemics with coronavirus mAbs that have the potential to be even broader and more potent than sotrovimab, pan-coronavirus vaccines designed with the aim to be variant-proof (initial pre-clinical proof of concept achieved), and small molecules that treat multiple respiratory diseases like COVID-19 and influenza (initial pre-clinical proof of concept achieved).

However, there are no assurances that we will secure additional supply commitments from governments. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants, thus, sotrovimab may be rendered inferior or obsolete in the future. The FDA may, under certain circumstances, revise or revoke an EUA. If our EUA is terminated or revoked, sotrovimab will no longer be available in the United States unless and until we have obtained FDA approval of a BLA for the product.

Disease Overview and Limitations of Current Standard of Care

According to the John Hopkins Coronavirus Resource Center, as of February 23, 2022, there were almost 429.0 million recorded infections and almost 6.0 million recorded deaths worldwide from COVID-19. To date, the FDA has granted either EUAs or marketing approvals to multiple vaccines, drugs and/or antibodies to prevent or treat COVID-19.

For prophylaxis, despite the high efficacy of the COVID-19 vaccines, there are still populations in whom vaccine immunogenicity is suboptimal, such as the elderly with comorbidities, immunocompromised persons, or those who may not want or be able to tolerate vaccines.

For early treatment, both mAbs and small molecules have shown strong efficacy data and have pros and cons around convenience and compliance. For example, for some patients and their physicians, IM or IV mAbs may be preferred to small molecules due to administration in a single treatment visit (“one and done”), concerns about compliance with small molecules (multiple pills, multiple times per day, over multiple days), and concerns about oral treatment initiation requirements.

For hospitalized patients, there is still significant unmet need. Preliminary data suggest that COVID-19 mAbs may have a role in improving clinical outcomes such as decreasing intensive care unit stays and/or mortality in hospitalized patients who have severe or critical COVID-19.

Importantly, the ongoing durability of current vaccines, small molecules, and mAbs in the setting of the continued emergence of variants like Omicron is uncertain.

Sotrovimab for COVID-19

Molecular Characteristics. Sotrovimab is an investigational fully human IgG1 neutralizing anti-SARS-CoV-2 monoclonal antibody that has Fc modifications that are designed to improve bioavailability in the respiratory mucosa and increase half-life, and incorporates Xencor’s XtendTM technology. Sotrovimab binds with high affinity to the receptor binding domain of the SARS-CoV-2 spike protein. It is designed to have dual-actions of neutralizing the virus by blocking viral entry into healthy cells, while also enhancing the ability to clear infected cells. Sotrovimab potently neutralizes live SARS-CoV-2 in vitro and in vivo, and binds to a highly conserved epitope that is shared with SARS-CoV-1, thus potentially leading to a wide breadth of sarbecovirus coverage and a higher barrier to resistance. Sotrovimab’s dose may allow for both IM and IV administration.

Phase 2/3 Trials of Sotrovimab.

COMET-ICE: Sotrovimab was evaluated as a treatment in adults with mild to moderate COVID-19 at high risk of hospitalization or death. This trial was a Phase 2/3, randomized, double-blind, multi-center, placebo-controlled trial investigating IV infusion of 500 mg of sotrovimab in adults with mild to moderate COVID-19 at high-risk of progression to severe disease, who were not hospitalized and did not require oxygen. The trial included a lead-in phase to evaluate the safety and tolerability of sotrovimab, followed by an expansion phase with 1:1 randomization of sotrovimab and placebo. The final COMET-ICE trial results in the full trial population of 1,057 participants demonstrated an adjusted relative risk reduction of 79% (p<0.001) in hospitalization for more than 24 hours or death due to any cause by Day 29 compared to placebo, meeting the primary endpoint of the trial.

COMET-TAIL: Sotrovimab was evaluated in a Phase 3, multi-center, randomized, open-label, non-inferiority trial of IM versus IV administration of sotrovimab for the early treatment of mild-to-moderate COVID-19 in high-risk non-hospitalized adult and pediatric patients (12 years of age and older). The trial included three arms: 500 mg of sotrovimab given IV, and two IM arms, consisting of 500 mg and a low dose of 250 mg. The trial enrolled a total of 983 patients up to seven days after onset of symptoms. The trial’s primary endpoint was met, and headline data demonstrated that IM-administered sotrovimab was non-inferior to IV administration for high-risk populations. In February 2022, topline data were presented at the Conference on Retroviruses and Opportunistic Infections (CROI 2022), and we plan to submit the full COMET-TAIL data set to a peer-reviewed journal for publication in the first half of 2022.

COMET-PEAK: Sotrovimab was evaluated in a Phase 2, multi-center, randomized, double-blind, two-part, parallel group trial designed to compare 1) the safety, tolerability and pharmacokinetics of second-generation sotrovimab manufactured material to first-generation sotrovimab manufactured material intravenously, and 2) the viral kinetics and safety of IV administration compared to IM administration of sotrovimab in low-risk adults with mild to moderate COVID-19. Data available to date from open label Part B of the trial (500 mg IV vs. 500 mg IM) demonstrated equivalence on the virological response between the IM and IV arms, while also showing an acceptable tolerability profile for IM with only 10/82 participants (12%) reporting any injection site reaction, all of which were low grade (Grade 1).

Based on the data from the COMET-TAIL and COMET-PEAK trials, in January 2022 we submitted an application to the FDA requesting an amendment to the EUA for sotrovimab to include IM administration.

RECOVERY: Sotrovimab is being evaluated in a randomized, controlled, open-label, platform trial assessing several possible treatments in patients hospitalized with COVID-19 in the U.K. Trial participants who are hospitalized with COVID-19 are eligible for random assignment in a 1:1 ratio to usual standard of care alone versus usual standard of care plus a single dose of sotrovimab given IV. Initial data are expected in the second half of 2022.

COMET-STAR: This is a planned Phase 3, multicenter, randomized, double-blind, placebo-controlled trial to evaluate IV sotrovimab as prophylaxis for COVID-19. The primary endpoint of this trial is incidence of symptomatic PCR-confirmed COVID-19. Enrollment is planned to initiate in the second quarter of 2022. The analysis of the primary endpoint of COMET-STAR will be event driven, and could be as early as the second half of 2022.

VIR-7832 for COVID-19

Molecular Characteristics. VIR-7832 is identical to sotrovimab, except that VIR-7832 contains additional modifications in the Fc domain that are designed to further enhance its effector function, such as antibody-dependent cellular cytotoxicity and antibody-dependent cellular phagocytosis, abrogate C1q binding, as well as elicit enhanced T cell and antibody responses. VIR-7832 incorporates Xencor’s XtendTM and other Fc technologies. These additional modifications may increase potency and induce a “vaccinal” effect (the induction of antigen-specific T cell responses) in patients with COVID-19.

Phase 1b/2a Trial of VIR-7832. VIR-7832 is being evaluated as part of the U.K.-based, NHS-supported AGILE initiative. The Phase 1b portion of the trial is a double-blinded, randomized, first-in-human dose-escalation trial of VIR-7832 in which adults with mild to moderate COVID-19 infection are randomized to VIR-7832 or placebo in a 3:1 ratio. The primary objective of Phase 1b is to determine the safety and tolerability of single ascending doses of VIR-7832 for the treatment of mild to moderate COVID-19. No concerning safety signals have been reported for the 50 mg, 150 mg and 500 mg dose cohorts to date. The Phase 2a portion of the trial is evaluating 500 mg of VIR-7832, 500 mg of sotrovimab and placebo, randomized in a 2:2:1 ratio in participants with mild to moderate COVID-19. The primary objective of the double-blinded, placebo-controlled, randomized Phase 2a is to investigate the safety and virologic activity of VIR-7832 compared to sotrovimab in patients with mild to moderate COVID-19 infection. Immunologic parameters, such as T-cell responses to SARS-CoV-2, will also be examined. Additional data are expected in the first half of 2022.

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

VIR-2218, an HBV-targeting siRNA, is currently in a Phase 2 clinical trial. In Parts A to C of the trial, 37 healthy volunteers and 24 patients with chronic HBV on NRTIs received VIR-2218. The data suggest that VIR-2218 is generally well-tolerated in healthy volunteers given as a single dose up to 900 mg and in patients given as two doses of 20 mg, 50 mg, 100 mg or 200 mg each dose. The data also demonstrate substantial, durable, dose dependent reductions in HBsAg in patients at doses ranging from 20 mg to 200 mg, which are durable at the higher doses through 48 weeks. Parts D and F evaluating six doses of 200 mg of VIR-2218 with PEG-IFN-α showed rapid and substantial declines in HBsAg levels after 24 weeks of treatment compared to VIR-2218 alone. VIR-2218 is also being explored in additional clinical trials with collaborators. Brii Bio continues to lead the Phase 2 trial of VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the treatment of chronic HBV infection. Initial data are expected in the second half of 2022. In December 2021, we and Gilead initiated a Phase 2 clinical trial of VIR-2218 in combination with GS-9688 (selgantolimod), Gilead's investigational TLR-8 agonist, and nivolumab, an approved PD-1 inhibitor, in both NUC-suppressed patients and viremic patients. Patients with HBV treatment experience also may receive TAF.

VIR-3434, an HBV-neutralizing mAb, is currently in a Phase 1 clinical trial. Two analyses from our ongoing Phase 1 trial showed no safety signals in healthy volunteers dosed with up to 3,000 mg, and a rapid reduction in HBsAg levels one week after subcutaneous administration of a single dose of six to 75 mg of VIR-3434 to virally suppressed patients with chronic HBV infection. The largest and most sustained reductions in HBsAg were observed in the 75 mg cohort. In July 2021, we initiated the Phase 2 MARCH trial to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection. Initial data are expected in the first half of 2022. As some of our clinical trial sites are in Ukraine and Moldova, we are monitoring the situation to determine any impact resulting from the current conflict in this region.

Disease Overview and Limitations of Current Standard of Care

According to the Hepatitis B Foundation, approximately 300 million people globally are chronically infected with HBV. In the United States, up to two million people are chronically infected with HBV. Chronic HBV can lead to many serious complications, including liver scarring, liver failure and liver cancer. Globally, approximately 900,000 people die each year from HBV-associated complications.

The most commonly used therapy for chronic HBV is life-long suppressive therapy with NRTIs, like tenofovir or entecavir. Of the hundreds of millions of people with chronic HBV worldwide, only an estimated two percent of patients are currently taking this suppressive therapy. NRTIs prevent HBV ribonucleic acid, or RNA, from being transcribed into HBV deoxyribonucleic acid, or DNA, which is a process known as reverse transcription. NRTIs therefore have little to no direct impact on covalently closed circular DNA, or cccDNA, the reservoir for HBV. It has been reported that after a year of therapy with NRTIs, zero to three percent of patients experience a functional cure. Additionally, NRTIs reduce, but do not eliminate, the risk of HBV associated liver failure and liver cancer. Despite its low utilization rate, suppressive therapy with NRTIs for HBV represented over a billion-dollar market in 2021.

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

The biologic activity of VIR-2218 was assessed by declines in HBsAg. The activity of VIR-2218 through Week 48 for each dose level is shown in the graph below. For Parts B and C, the average baseline HBsAg levels were 3.3 log10IU/mL and 3.9 log10IU/mL, respectively. The average decline in HBsAg across HBeAg negative and HBeAg positive subjects at Week 16 was 1.5 log10, or an approximately 32-fold reduction. The declines observed in HBsAg at Week 16 ranged from 0.97 log10 to 2.2 log10, or an approximately nine to 160-fold reduction, after two 200 mg doses of VIR-2218 given four weeks apart. The average HBsAg level at Week 16 was 314 IU/mL, with half of the patients achieving HBsAg values < 100 IU/mL and 5/6 achieving HBsAg values < 1000 IU/mL. Five of the 12 patients that achieved HBsAg values of <100 IU/mL maintained it through Week 48. Therefore, even though HBsAg levels gradually rebounded, overall, a durable effect was observed.

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

VIR-3434 also has the potential to activate the immune system, via three different processes. First, due to specialized mutations in the Fc domain of VIR-3434, it has the potential to act as a T cell vaccine. VIR-3434, which incorporates

Xencor’s XtendTM and other Fc technologies, has been engineered with mutations that enhance binding to the FcR IIa activating receptor and diminish binding to the FcR IIb inhibitory receptor. As such, VIR-3434 is designed to capture virions and SVPs, deliver such virions and SVPs to DCs, and instruct these DCs to mature and stimulate T cells that can eliminate HBV infected hepatocytes. Second, VIR-3434 has the potential to act via antibody-dependent cell cytotoxicity, or ADCC. In this process, by binding to HBsAg at the cell surface, VIR-3434 recruits natural killer cells to eliminate infected hepatocytes. The Fc domain of VIR-3434 has been engineered to promote ADCC. Third, by reducing the amount of HBsAg in the blood, VIR-3434 has the potential to remove a brake on the immune system by decreasing the ability of HBV to suppress it.

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

The Phase 1 clinical trial has four parts. Part A is a single ascending dose design in healthy volunteers. Parts B and C are single ascending dose designs in patients with chronic HBV on NRTIs. Patients in Part B will have HBsAg levels less than 1,000 IU/ml for the 6 mg cohort, or less than 3,000 IU/mL for the other cohorts. It is possible that patients with lower HBsAg levels will have a more profound response to VIR-3434 than patients with higher HBsAg levels. Patients with

HBsAg levels greater than or equal to 3,000 IU/ml may be evaluated in an optional Part C. In Part D, patients with HBV DNA greater than or equal to 1,000 IU/mL who are not currently receiving antiviral therapy will be evaluated.

VIR-3434-1002 is an adaptive clinical trial design in healthy volunteers and patients with chronic hepatitis B virus infection. Arrows indicate trial progression. SC = subcutaneous. SAD = single ascending dose. IV = intravenous.

(1) The six mg SC cohort in Part B enrolled participants with screening HBsAg less than 1,000 IU/ml.

(2) The 18 mg SC cohort in Part C enrolled participants with any screening HBsAg.

The primary endpoints across all parts of the trial are safety and tolerability. The key secondary endpoint in Parts B and C is the maximum reduction of serum HBsAg from baseline. In Part D, an additional key secondary endpoint is the maximum change of HBV DNA from baseline.

Clinical Data. To date, all Part A cohorts have completed dosing up to 3,000 mg administered intravenously. The trial’s Safety Review Committee, or SRC, has reviewed blinded safety data for at least two weeks post dose from all Part A cohorts. Based on this data, VIR-3434 was generally well tolerated in healthy volunteers with no clinical safety concerns. The majority of adverse events, or AEs, were Grade 1, and no Grade ≥ 3 AEs or SAEs were reported. No clinically significant effects on laboratory or electrocardiogram parameters were observed. All dose levels were associated with an acceptable safety and tolerability profile, as determined through a blinded review of data by the SRC.

In November 2021, we announced additional preliminary data from Part B in patients with chronic HBV on NRTIs receiving six mg, 18 mg, or 75 mg VIR-3434 or placebo. Blinded data for eight patients per cohort, two of whom received placebo and six of whom received a single dose of VIR-3434, showed that most patients rapidly achieved a > 1 log10 IU/mL decline in HBsAg within approximately 1 week post-dose, with most patients achieving HBsAg < 100 IU/mL at nadir. The largest and most sustained reductions in HBsAg were observed in the 75 mg cohort, in which mean reductions were 1.96 log10 IU/mL at nadir and 1.5 log10 IU/mL at Day 29. VIR-3434 was generally well tolerated, and all adverse events were Grade 1 or 2. The ability of a single dose of VIR-3434 to markedly lower HBsAg demonstrates VIR-3434 has the potential to play an important role in the functional cure of HBV. Additional data are expected in the first half of 2022.

Other HBV Combinations and New Product Candidates

Phase 2 Trial of VIR-2218 in combination with PEG-IFN-α. VIR-2218-1001 Parts D and F is a clinical trial evaluating the safety, tolerability, pharmacokinetics and antiviral activity of VIR-2218 alone and in combination with PEG-IFN-α in patients with chronic HBV infection on NRTIs. We initiated the dosing in the trial in July 2020. We decided not to pursue Part E evaluating 50 mg of VIR-2218.

VIR-2218-1001 Parts D and F will evaluate multiple doses of VIR-2218 200 mg, alone or in combination with PEG-IFN-α starting on Day 1 or at Week 12. The trial cohorts are shown below.

VIR-2218-1001 Parts D and F are evaluating multiple doses of VIR-2218 alone or in combination with PEG-IFN-α in patients with chronic hepatitis B virus infection.

In November 2021, we announced additional data on our ongoing Phase 2 trial of 64 virally-suppressed adults with chronic HBV infection assigned to receive subcutaneously injected VIR-2218 alone or in combination with PEG-IFN-α for 24 weeks (cohort 1F). VIR-2218 in combination with PEG-IFN-α for 24 weeks from Day 1 resulted in a more rapid and substantial decline in HBsAg compared to VIR-2218 alone. Forty-eight of the 52 patients (92%) that completed 24 weeks in treatment achieved HBsAg < 100 IU/mL, 3 of these participants had HBsAg < LLOQ, including 2 that had anti-HBs seroconversion. The treatment regimen resulted in no new safety signals. The data continue to support the promising safety profile and potential durable response. Additionally, new findings also demonstrate that concurrent initiation of VIR-2218 and PEG-IFN-α therapy resulted in substantial HBsAg reductions compared to VIR-2218 alone or with PEG-IFN-α following a VIR-2218 lead-in. Additional data are expected in the first half of 2022.

Phase 2 Trial of VIR-2218 in combination with VIR-3434. In July 2021, we initiated the Phase 2 MARCH trial to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection. We believe VIR-2218 and VIR-3434 have the potential to act in concert by inhibiting virion production, removing potentially tolerogenic HBV proteins, and stimulating new HBV specific T cells. Initial data are expected in the first half of 2022. As some of our clinical trial sites are in Ukraine and Moldova, we are monitoring the situation to determine any impact resulting from the current conflict in this region.

VIR-3434 18-75 mg dosing in Part A, dosing TBD for Part B; VIR-2218 200 mg dose in Part B; PEG-IFNα 180 mcg dose in Regimen 5. QW= weekly; Q4W = every four weeks.

*Not exhaustive - additional cohorts may be added

Other Collaborators. In December 2021, we and Gilead initiated a multi-center, open-label Phase 2 clinical trial which is designed to evaluate the safety, tolerability and efficacy of various combinations of VIR-2218, selgantolimod, nivolumab and TAF in adults with chronic HBV. The trial will enroll approximately 120 patients ages 18 to 65 who are either viremic or are virally suppressed on an approved HBV NUC reverse transcriptase inhibitor. Patients who are hepatitis B e antigen (HBeAg)-positive (an indicator of acute viral replication), as well as those who are HBeAg-negative, will be enrolled. The primary efficacy endpoint is the proportion of patients who achieve a functional cure (defined as HBsAg loss and HBV DNA <20 IU/mL at follow-up week 24).

In April 2021, Brii Bio initiated a Phase 2 trial of VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the treatment of chronic HBV infection. Initial data are expected in the second half of 2022.

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

Universal Prophylaxis for Influenza A

Summary

We are developing VIR-2482 as universal prophylaxis for influenza A. VIR-2482 is a mAb that targets a conserved region of the influenza A hemagglutinin protein and consequently has the potential to prevent illness from any strain of influenza A, including seasonal and pandemic strains. In vitro, VIR-2482 has been shown to cover all major strains of influenza A that have arisen since the 1918 Spanish flu pandemic. Since flu vaccines have incomplete strain coverage and limited efficacy, the broad coverage of VIR-2482 may allow it to achieve higher protection levels and for it to be used year after year. In addition, because VIR-2482 is an antibody that can directly confer protection, it does not rely on a person to create his or her own antibodies. Thus, we believe VIR-2482 has the potential to be effective even in a person with a compromised immune system. VIR-2482 has been half-life engineered so that a single dose has the potential to last the entire flu season, which is typically five to six months long. VIR-2482 is currently in a Phase 1/2 clinical trial. VIR-2482 has been well-tolerated in the approximately 100 healthy volunteers dosed in Phase 1. Anticipating an increase in the incidence of influenza in the Northern Hemisphere this coming winter, we expect to initiate Phase 2 in the second half of 2022.

In May 2021, we signed the 2021 GSK Agreement to expand our existing collaboration to include the research and development of new therapies for influenza and other respiratory viruses. See the section titled “Our Collaboration, License and Grant Agreements—Collaboration Agreements with GSK” for a description of the 2021 GSK Agreement.

Disease Overview and Limitations of Current Standard of Care

According to the WHO, on average, each year the influenza virus is estimated to infect 1 billion people and results in 290,000 to 650,000 deaths globally. According to the CDC, in the 2018-2019 flu season, despite the availability of the flu vaccine, approximately 36 million people were diagnosed with influenza, 500,000 people were hospitalized, and 34,000 people died from influenza in the United States alone. Thus, more Americans died of influenza in the 2018-2019 flu season than from prostate cancer in all of 2019. The large majority of these influenza-related deaths occurred in the elderly and/or those with comorbidities at high risk for severe disease. These patients comprise a population with a high unmet need for better preventive measures. For example, there are 16 million Americans with a known diagnosis of chronic obstructive pulmonary disease, the care of whom is estimated to directly cost up to $49 billion annually. Up to 12% of chronic obstructive pulmonary disease acute exacerbations are thought to be attributable to influenza. Overall, it is estimated that the annual influenza-related economic burden is approximately $87 billion.

There are two major types of influenza virus: type A and type B. Influenza A has been associated with more severe illness and has been the source of all known influenza pandemics. A recent study of influenza hospitalized patients from 2016-2020 published by the BMC Infectious Diseases showed that 88% had influenza A and 12% had influenza B.

According to the CDC, the efficacy of the seasonal flu vaccine has ranged from 10% to 60% over the past 16 years, with an average of 40%, overall, across all populations. The seasonal flu vaccine's efficacy in the elderly, defined as those 65 and older, has been found to be notably lower, in some flu seasons as low as 10%. The limited success rate of influenza vaccines has been attributed to two primary factors. First, flu vaccines have incomplete strain coverage and therefore often do not provide protection against all strains of influenza that circulate in a given season, despite being updated every year.

Second, flu vaccines are active immunizations that rely on a person's own immune system to create protective influenza virus antibodies, and many individuals do not generate an effective immune response. Clinical and technological advances in flu vaccines, such as cell-based manufacturing, mRNA-based vaccines and higher dose administration, do not address these two fundamental limitations.

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

The Phase 1 portion of this trial is a single ascending dose trial in healthy adult volunteers with endpoints of safety, tolerability, and pharmacokinetics, or PK, when VIR-2482 is administered IM. Healthy volunteers in the Phase 1 portion may receive a second dose, one year later, to evaluate for the possibility of anti-drug antibodies. The Phase 2 portion of this trial is planned to be a dose-ranging, double-blind, placebo-controlled trial in healthy adult volunteers. The primary efficacy endpoint of the Phase 2 portion is laboratory-confirmed influenza A illness with key secondary endpoints of severity and duration of illness due to influenza A.

VIR-2482-3001 clinical trial design in healthy adult volunteers.

We initiated dosing of the Phase 1 portion of the trial in August 2019 and have completed enrollment of all four dose cohorts (60 mg, 300 mg, 1200 mg, and 1800 mg) and subjects remain in follow-up. Overall, VIR-2482 was well-tolerated and is estimated to have a half-life of 58 days based on preliminary clinical data. Anticipating an increase in the incidence of influenza in the Northern Hemisphere this coming winter, we expect to initiate the Phase 2 portion of the trial in the second half of 2022.

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

Disease Overview and Limitations of the Current Standard of Care

According to UNAIDS, each year there are approximately 1.5 million new cases of HIV and approximately 700,000 HIV-related deaths globally. Unless treated, infection with HIV results in an almost universally fatal disease, acquired immune deficiency syndrome, or AIDS. According to the World Health Organization, almost 36 million people have died from HIV-related illnesses globally.

Highly effective HIV treatments are now available, but these medicines only suppress HIV and are not curative. They require life-long administration and carry the risk for viral breakthrough and resistance. Furthermore, while HIV prevention programs based on behavioral modification, pharmacological intervention, use of barrier devices and other methods continue to be developed, such approaches have had at most a modest effect on HIV transmission globally in high-risk populations. Therefore, we believe the most effective means of curbing the worldwide HIV epidemic would be a safe and effective vaccine for individuals who are or may become sexually active. We believe that the target population for an HIV vaccine is comprised of billions of individuals and is potentially larger than the target population for Gardasil®, a vaccine to prevent human papillomavirus and the cancers human papillomavirus causes, due to the higher lethality associated with HIV. In 2020, Gardasil® revenue approximated $4.0 billion. Despite nearly 30 years of intensive efforts, no vaccine for HIV has been successfully developed.

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

Phase 1 Trial of VIR-1111. VIR-1111-2001 is a multiple ascending dose clinical trial designed to evaluate the safety, tolerability, reactogenicity and immunogenicity of VIR-1111 in CMV-positive healthy adult volunteers. The immunogenicity evaluation includes an assessment of the breadth and nature of the T cell response to the vaccine. The current trial design of VIR-1111-2001 is shown below. We initiated a Phase 1 clinical trial for VIR-1111 in December 2020. The manufacture and early clinical development of VIR-1111 is funded by the Bill & Melinda Gates Foundation. Modifications to VIR-1111 will be required before subsequent phases of clinical development, as VIR-1111 is a proof of concept vaccine and will not in its current format result in a commercial product. No safety signals have been reported to date and we expect to have additional clinical data in the first half of 2022.

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
•
Longer half-life than naturally occurring antibodies
•
Potential to induce a vaccinal effect, i.e., to elicit continued protection even after the mAb is no longer present

Sotrovimab (previously VIR-7831), VIR-7832, VIR-3434 and VIR-2482 were generated using our antibody platform.

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

We have applied these methods to identify mAbs for a range of pathogens including SARS-CoV-2, HBV, influenza A and influenza B virus, Ebola, RSV, malaria, clostridium difficile, Staphylococcus aureus, Klebsiella pneumoniae, and Acinetobacter spp. Examples of the power of this platform are Xevudy® (sotrovimab, formerly known as VIR-7831), our anti-SARS-CoV-2 mAb, and Ebanga (ansuvimab-zykl, formerly known as mAb114), the anti-Ebola virus mAb identified by our scientists in collaboration with the NIH and others and marketed by Ridgeback Biotherapeutics LP.

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

Fc engineering selects and optimizes the specific ways in which mAbs engage Fc receptors, or FcRs, which in turn govern “effector functions” such as the half-life of the antibody and the way that the immune system is recruited by the mAb to fight infection. Effector functions can be enhanced or reduced via Fc mutations that alter the binding affinity of the Fc domain of a mAb to the various FcRs, based on a detailed understanding of the role of individual FcRs in half-life and immunity. Examples of immunity that can be altered in this way include the recruitment of serum proteins to infected areas, phagocytosis and destruction of viruses and viral particles, the killing of virus-infected cells through a process known as ADCC and the presentation of antigens to elicit B and T cell immunity.

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

Specific vaccinal mutations in the Fc domain can enhance immune responses to a pathogen in two ways. First, the mAb can deliver increased amounts of antigen to DCs. Second, FcRs deliver signals that activate DCs. In turn, activated DCs can stimulate T cells specific to the delivered antigen, resulting in T cell immunity. In this way, an antibody with vaccinal mutations can potentially actively immunize infected patients. The in vivo data supporting enhancement of the vaccinal effect through Fc mutants has been demonstrated by others in a CD20 positive tumor model, using mice with humanized Fc receptors. In this experiment, anti-CD20 mAbs and CD20 tumor cells were administered to mice months before being later rechallenged with a lethal dose of CD20 tumor cells. 80% of the mice who received a mAb with Fc mutants that enhanced binding to activating FcRs IIa and IIIa survived. Conversely, 70% or more mice who received a mAb without the enhancing Fc mutations died. This durable protection is believed to be the result of the induction of a T-cell response. We are testing this technology in chronic HBV infection with VIR-3434 and in COVID-19 infection with VIR-7832, and if it performs as expected, we believe it may have applicability to multiple other infections including influenza and HIV.

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

The Bill & Melinda Gates Foundation is providing funds for the process development and manufacturing and early clinical development of our HIV and TB vaccine programs. If proof of concept for the potential efficacy of our T cell vaccine platform is obtained in currently planned clinical trials, we plan to apply this T cell platform for treating additional types of infections, as well as potentially even cancers.

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

siRNA Platform

Overview

Gene expression can be altered by two main types of synthetic oligonucleotides: (i) antisense oligonucleotides; and (ii) siRNAs. We believe that our current approach leveraging siRNAs may have safety and potency advantages over antisense oligonucleotides. The first FDA-approved siRNA in the United States was ONPATTRO® (patisiran), which was developed by our collaborator, Alnylam.

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

Our Collaboration, License and Grant Agreements

Collaboration Agreements with GSK

2020 Collaboration Agreement with GSK

In June 2020, we entered into a definitive collaboration agreement with GSK, or the 2020 GSK Agreement, pursuant to which we agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses, or the Antibody Program; (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses, or the Vaccine Program, and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, and potentially other coronaviruses, or the Functional Genomics Program. The initial antibodies under the Antibody Program are sotrovimab (previously VIR-7831) and VIR-7832.

For a period of four years beginning April 2020, the parties agreed to conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs, and under the oversight of a joint steering committee, or JSC. During such period, generally, subject to certain rights granted to WuXi Biologics under existing agreements between us and WuXi Biologics, the parties will have an exclusive research collaboration with respect to antibody products directed to SARS-CoV-2 or to any other coronavirus, and in connection with functional genomics CRISPR screens for drug discovery and development in connection with SARS-CoV-2 or other coronaviruses. We are primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine in the Vaccine Program. GSK is primarily responsible for the commercialization activities for the Antibody Program (except in connection with sales of antibody products licensed to WuXi Biologics in greater China), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. We and GSK are required to use commercially reasonable efforts to conduct the activities assigned to each party under each development plan and to seek and obtain regulatory approval for collaboration products that arise from such activities in the United States and specified major markets. Subject to an opt-out mechanism, we and GSK share all development costs, manufacturing costs and costs and expenses for the commercialization of the collaboration products, with us bearing 72.5% of such costs for the antibody products, 27.5% of such costs for the vaccine products, and we and GSK sharing equally all such costs for the functional genomics products, and all profits will be shared in the same ratios. If we and GSK elect to conduct a technology transfer of manufacturing technology under our agreement with WuXi Biologics (as further described below), we will bear 72.5% of the costs related to such manufacturing technology transfer and for commercial manufacturing of the antibody products under such agreement with WuXi Biologics, and GSK will bear 27.5% of such costs. The parties will also share the committed costs for the reservation of manufacturing capacity for the drug substance for antibody products in the foregoing ratio under our agreement with Samsung as well as such costs relating to committed manufacturing capacity for antibody products as are approved by the JSC from time to time.

On a collaboration product-by-collaboration product basis, each party has the one-time right, at specified points in development, to opt out of its co-funding obligations, and the other party may, at its election, either pursue such program unilaterally, or also cease research and development activities and funding of such collaboration product. If the opt-out provisions are not exercised by either party subject to the terms of the 2020 GSK Agreement, the parties share all profits and losses arising from any collaboration product in the same ratios in which the parties bore development costs for such collaboration program. For each collaboration product as to which a party exercises its opt-out right, the commercializing party pays to the opt-out party royalties on net sales of the applicable collaboration product at rates based on factors such as the stage of development of such collaboration product at the time the opt-out party exercises such right, and whether the opt-out party is the lead party, or a portion of the sublicense revenue if the commercializing party chooses to sublicense or otherwise divest rights to such collaboration product. On an antibody product-by-antibody product basis, we have a co-promotion right for such antibody product in the United States, under which we have the right to perform up to 20% of details in connection with such antibody product. GSK will lead commercialization and book all sales and is required to use commercially reasonable efforts to commercialize each collaboration product following regulatory approval in the United States and specified major markets. This definitive agreement superseded and replaced the April 2020 preliminary agreement with GSK. In connection with the 2020 GSK Agreement, we also entered into a stock purchase agreement in April 2020, pursuant to which we issued 6,626,027 shares of our common stock to Glaxo Group Limited, or GGL, an affiliate of GSK, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million.

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

In December 2021, Beecham S.A. assigned and transferred all its rights, title, interest, and benefit in the 2020 GSK Agreement to GlaxoSmithKline Biologicals S.A., including all its rights to bring claims under such agreement.

2021 Expanded GSK Collaboration

In May 2021, we entered into the 2021 GSK Agreement under which the parties agreed to expand the 2020 GSK Agreement, to include collaboration on three separate programs: (1) a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus, or the Influenza Program, excluding VIR-2482 unless GSK exercises its option as described below; (2) an expansion of the parties' current Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses, or the Expanded Functional Genomics Program; and (3) additional programs to develop neutralizing mAbs directed to up to three non-influenza target pathogens selected by GSK, or the Selected Pathogens, and such programs, or the Additional Programs. Under the Influenza Program, we will collaborate to research, develop and commercialize our next generation mAbs for the prevention, treatment or prophylaxis of influenza. In addition, after we complete and report the Phase 2 clinical trial outcomes for VIR-2482, GSK has the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482, or the Option.

In connection with the 2021 GSK Agreement, we entered into a stock purchase agreement with GGL pursuant to which we issued 1,924,927 shares of our common stock to GGL for an aggregate purchase price of approximately $120.0 million. The 2021 GSK Agreement superseded and replaced the preliminary agreement entered into with GSK in February 2021, or the 2021 Preliminary Agreement.

For a period of three years following the effective date of the 2021 GSK Agreement, or the Research Term, the parties will conduct certain research and development activities under mutually agreed development plans and associated budgets for the programs within the expanded collaboration. Subject to certain exceptions, we will exclusively collaborate with respect to (a) all of our mAbs that the parties agree to develop for the prevention, treatment or prophylaxis of the influenza virus, until such time there are none of our mAbs being developed under the expanded collaboration, (b) functional genomic screens for targets associated with respiratory viruses during the Research Term, and compounds or products developed through the Expanded Functional Genomics Program directed to a collaboration target for five years following the target selection (unless either party elects to opt-out earlier), and (c) products directed to Selected Pathogens during the Research Term. We will be responsible for continuing the development and clinical manufacturing activities for VIR-2482 unless and until GSK exercises the Option. If GSK does not exercise the Option for VIR-2482, then, in general, we have the right to continue the development and/or commercialization of VIR-2482 by itself or with a third party. GSK will be the lead party for development, clinical and commercial manufacturing, and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the Option, if applicable). We will mutually agree upon the allocation of responsibility for the development of products under the Expanded Functional Genomics Program, and for the development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK will be primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, upon execution of the definitive agreement, we will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program.

The parties will share 50% of all development costs in accordance with the budget for each of the collaboration programs (other than for the Selected Pathogens and VIR-2482, unless GSK exercises the Option), with each party having the right (on a target-by-target, or collaboration product-by-collaboration product basis, as applicable) to opt-out of its co-funding obligations at specified points in development. In such case, the party continuing with the program will pay to the opt-out party a royalty on net sales of products arising from such program at specified rates based on the stage of development at which the opt-out is exercised. Following the exercise of an opt-out right by a party the other party may, at its election, either pursue development and commercialization of such product or program unilaterally, or also cease the conduct and funding of such collaboration product or program. In the absence of any opt-out, the parties will also share 50% of all profits and losses arising from any collaboration product. Each party is required to use commercially reasonable efforts to conduct the activities assigned to it under each development plan and, where applicable, to seek and obtain regulatory approval for collaboration products that arise from such activities in the United States and specified major markets. GSK will lead commercialization and book all sales, and is required to use commercially reasonable efforts to commercialize each collaboration product following regulatory approval in the United States and specified major markets.

GSK made an upfront payment to us of $225.0 million, 50% became payable at the effective date of the 2021 Preliminary Agreement and 50% of became payable following the execution of the 2021 GSK Agreement. If GSK exercises the Option, GSK will pay us an Option exercise fee of $300.0 million unless certain agreed product criteria for VIR-2482 are not met, in which case the parties will negotiate an alternative option exercise fee. Upon achievement of a pre-defined regulatory milestone for the first product in the Influenza Program, which may be (i) VIR-2482 (if GSK exercised the Option), (ii) a next-generation mAb, or (iii) any other influenza mAb approved by the JSC to be included in the collaboration, arising from the Influenza Program, GSK will make a milestone payment to us of up to $200.0 million.

With respect to the Influenza Program and each Additional Program, unless earlier terminated, the 2021 GSK Agreement will remain in effect for as long as there is a product from such collaboration program being developed or commercialized by the lead party in the collaboration program or by the non-opt-out party, if applicable. With respect to the Expanded Functional Genomics Program, unless earlier terminated, the 2021 GSK Agreement will remain in effect (a) until the end of the Research Term, if no targets are selected for the Expanded Functional Genomics Program prior to the end of the Research Term, or (b) if at least one target is selected for the Expanded Functional Genomics Program prior to the end of the Research Term, for as long as there is a product from the Expanded Functional Genomics Program being developed or commercialized by the lead party in the Expanded Functional Genomics Program or by the non-opt-out party, if applicable. Either party has the right to terminate the 2021 GSK Agreement in the case of the insolvency of the other party, an uncured material breach of the other party with respect to a collaboration program or a collaboration product, or as mutually agreed by the parties.

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

Pursuant to the Alnylam Agreement, we obtained a worldwide, exclusive license to develop, manufacture and commercialize the HBV siRNA product candidates, including VIR-2218, for all uses and purposes other than agricultural, horticultural, forestry, aquaculture and other residential applications, such excluded fields, the Excluded Fields. In addition, Alnylam granted us an exclusive option, for each of the infectious disease siRNA programs directed to our selected targets, to obtain a worldwide, exclusive license to develop, manufacture and commercialize siRNA products directed to the target of each such program for all uses and purposes other than the Excluded Fields. Our options are each exercisable during a specified period following selection of candidates for each program, or two years following the initiation of certain activities under an agreed-upon development plan, if earlier. On a product-by-product basis for each product arising from the HBV and, following our option exercise, the infectious disease programs, Alnylam has an exclusive option, exercisable during a specified period prior to the initiation of a Phase 3 clinical trial for each such product, to negotiate and enter into a profit-sharing agreement for such product.

We and Alnylam are jointly responsible for funding the initial research and development activities for VIR-2218 through completion of proof of concept trials. Prior to the exercise of our option for each siRNA program directed to one of our selected infectious disease targets, Alnylam is responsible for conducting all development activities, at our expense, in accordance with an agreed-upon development plan. Following our exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, we are solely responsible, at our expense, for conducting all development, manufacture and commercialization activities for products arising from each such program unless Alnylam exercises its profit-sharing option. We are required to use commercially reasonable efforts to develop and commercialize one siRNA product directed to HBV and one siRNA product directed to the target of each other infectious disease program for which we exercise our option, in each of the major markets. If Alnylam exercises a profit-sharing option for a product, we will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

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

In March and April 2020, we entered into two further amendments to the Alnylam Agreement, or the Amended Alnylam Agreement, to expand our existing collaboration to include the development and commercialization of siRNA products targeting SARS-CoV-2 and potentially other coronaviruses, and up to three targeting human host factors for SARS-CoV-2, or collectively, the COVID Collaboration Targets.

In December 2020, we and Alnylam entered into a letter amendment, or the Letter Agreement, further amending the Amended Alnylam Agreement to modify certain funding and governance provisions in connection with the siRNA products directed to the COVID Collaboration Targets, including VIR-2703, or the COV Target, and to modify certain rights of each party with respect to products arising from such programs. Pursuant to the Letter Agreement, Alnylam was responsible for conducting pre-clinical research activities set forth in the existing workplan for the COV Target, or the COV Workplan, at its discretion and sole expense, and we were no longer obligated to reimburse Alnylam for any share of costs incurred by Alnylam in conducting activities under the COV Workplan after July 1, 2020. In July 2021, Alnylam elected to discontinue the development of the COV Target, and all other related research and development activities in accordance with their rights under the Letter Agreement. As a result, the COV Target and the siRNA program related thereto are no longer included within the Amended Alnylam Agreement and all rights to the siRNA program directed to the COV Target reverted to Alnylam.

License Agreements with MedImmune

2012 Sub-License and Collaboration Agreement with MedImmune

In March 2012, our subsidiary Humabs entered into a sub-license and collaboration agreement with MedImmune, LLC, or MedImmune, as amended, or the 2012 MedImmune Agreement, pursuant to which Humabs conducted certain activities under a mutually agreed research plan for the development of therapeutic antibodies directed to influenza viruses (including influenza A and influenza B) and to Klebsiella bacteria. The 2012 MedImmune Agreement was amended in April 2013, April 2015, December 2015, August 2016, July 2017, and September 2018 to designate Klebsiella as an extra target, to extend the term of the research program and provide for related payments, and to incorporate certain research activities funded by MedImmune under a specified government grant. Under the 2012 MedImmune Agreement, as amended, MedImmune obtained a worldwide exclusive license from Humabs to develop and commercialize products directed to such targets for all uses in humans and animals except for active vaccination. MedImmune is obligated to use commercially reasonable efforts to develop at least one product directed to influenza viruses.

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

In consideration for the grant of the licenses under the 2018 MedImmune Agreement, we made an upfront payment to MedImmune of $10.0 million. We will be obligated to make development and regulatory milestone payments to MedImmune of up to $92.0 million, of which $5.0 million was paid in the third quarter of 2019, in the aggregate for products containing half-life extended versions of antibodies directed to influenza A that we licensed, up to an additional $39.2 million in the aggregate for such products directed to influenza B that we licensed, and up to $250,000 in the aggregate for certain specified products directed to the additional selected targets, if applicable. We will also be required to make sales-related milestone payments to MedImmune following commercialization up to an aggregate of $200.0 million for the achievement of specified levels of aggregate annual net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B. MedImmune will also be entitled to receive tiered royalties based on net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B at percentages ranging from the mid-single-digits to sub-teen double-digits and a royalty based on net sales of products containing half-life extended versions of antibodies directed to any additional selected targets, if applicable, at a percentage in the low single-digits, in each case subject to specified reductions. These royalties are payable, on a product-by-product and country-by-country basis, until the latest to occur of expiration of the last to expire valid claim covering such product in such country, expiration of regulatory exclusivity for such product in such country, and 12 years after the first commercial sale of such product in such country. Additionally, we are responsible for paying any royalties due under the 2012 MedImmune Agreement as a result of our commercialization of products under the 2018 MedImmune Agreement.

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

Master Exclusive License Agreement with OHSU

In June 2012, our subsidiary TomegaVax, Inc., or TomegaVax, entered into a master exclusive license agreement, or the OHSU Agreement, with Oregon Health & Science University, or OHSU. The OHSU Agreement was revised and restated in August 2014 and again in August 2019, at which time we assumed TomegaVax’s rights and obligations as licensee under the OHSU Agreement. Under the OHSU Agreement, we obtained a worldwide exclusive license under certain patent rights and a non-exclusive license under certain know-how to make, have made, use, offer to sell, sell, have sold, export and import certain products relating to CMV vectors in all fields of use. The OHSU Agreement provides for us to include within the license grant additional patent or know-how rights covering certain inventions arising at OHSU and relating to the use of CMV vaccine vectors through the execution of technology addenda, each such addendum, a Technology Addendum. Each Technology Addendum relates to a single invention disclosure and family of patent or know-how rights. During the term of the OHSU Agreement to date, we have entered into 17 such Technology Addenda. We must use reasonably diligent efforts to develop and commercialize the CMV vector products consistent with its reasonable business practices and judgment, including by achieving certain specified development and regulatory milestones within certain periods. We use technology licensed under the OHSU Agreement in our T cell platform and in our product candidate VIR-1111.

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

Exclusive License Agreement with the Institute for Research in Biomedicine

In December 2011, Humabs Holdings GmbH, or Humabs Holdings, the former parent company of our subsidiary Humabs, entered into an exclusive license agreement, or the IRB Agreement, with the Institute for Research in Biomedicine, or IRB. The IRB Agreement amended and restated an original 2004 exclusive license agreement between the parties in connection with IRB’s proprietary technologies relating to human monoclonal antibodies and the discovery of unique epitopes recognized by such antibodies. In May 2008, Humabs entered into an exclusive license agreement with IRB, or the Humabs IRB Agreement, and together with the IRB Agreement, the Current IRB License Agreements. Pursuant to the Humabs IRB Agreement, IRB granted to Humabs an exclusive license under certain intellectual property rights for the development of certain monoclonal antibodies. Following the entry into the Humabs IRB Agreement, in February 2012, Humabs and IRB entered into a research agreement, or the IRB Research Agreement, concurrently with the termination of an original research agreement dated July 2004 between Humabs Holdings and IRB, to provide for a continuing research collaboration between Humabs and IRB, and to coordinate the exploitation of intellectual property rights arising from the IRB Research Agreement with the rights granted under the Current IRB License Agreements. Under the terms of the IRB Research Agreement, IRB performs certain research activities for Humabs, and all intellectual property rights arising under the IRB Research Agreement are either owned by Humabs, or included in and licensed to Humabs pursuant to the terms of the Current IRB License Agreements. In August 2017, we acquired all of the share capital of Humabs as described further below. Prior to the closing of such acquisition, Humabs Holdings was consolidated into Humabs, such that Humabs Holdings ceased to exist as a separate legal entity, and Humabs became the successor-in-interest to Humabs Holdings’ rights under the IRB Agreement. As a result, Humabs is the licensee under each of the Current IRB License Agreements.

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

Exclusive License Agreement with The Rockefeller University

In July 2018, we entered into an exclusive license agreement with The Rockefeller University, or Rockefeller, which was amended in May 2019, in September 2020, and in March 2021, or the Rockefeller Agreement. Pursuant to the Rockefeller Agreement, Rockefeller granted us a worldwide exclusive license under certain patent rights, and a worldwide non-exclusive license under certain materials and know-how covering certain antibody variants relating to a specified mutation leading to enhanced antibody function and utility, to develop, manufacture and commercialize infectious disease products covered by the licensed patents, or that involve the use or incorporation of the licensed materials and know-how, in each case for all uses and purposes for infectious diseases. The licenses granted to us are freely sublicensable to third parties. Rockefeller retains the right to use the licensed patents outside the field of use, and within the field of use solely in connection with educational, research and non-commercial purposes, as well as for certain research being conducted in collaboration with us. We are obligated to grant sublicenses to third parties with respect to products that are not being pursued and are not of interest to us following a specified anniversary of the May 2019 amendment date. Pursuant to the Rockefeller Agreement, we are required to use commercially reasonable efforts to develop and commercialize infectious disease products as soon as reasonably practicable, including by achieving certain specified development milestone events within specified time periods for products arising from our HBV and influenza programs.

We use technology licensed under the Rockefeller Agreement in our antibody platform and in our product candidates VIR-3434 and VIR-7832.

We paid Rockefeller an upfront fee of $0.3 million for entry into the Rockefeller Agreement, and are required to pay annual license maintenance fees of $1.0 million, which will be creditable against royalties following commercialization. In addition, for the achievement of specified development, regulatory and commercial success milestone events, we will be required to pay up to $80.3 million, in the aggregate, for up to six infectious disease products. Any follow-on products beyond six products may result in additional milestone event payments. We will also be required to pay to Rockefeller a tiered royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. Our obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction. If we grant a sublicense to a non-affiliate third party under the Rockefeller technology, we will be required to pay to Rockefeller a specified percentage of the consideration received from such sublicensee for the grant of the sublicense, depending on the date of receipt of the applicable sublicense income from such sublicensee.

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

Collaboration, Option and License Agreement with Brii Bio

In May 2018, we entered into a collaboration, option and license agreement with Brii Biosciences Limited (previously named BiiG Therapeutics Limited), or Brii Bio Parent, and Brii Bio, and such agreement, the Brii Agreement, pursuant to which we granted to Brii Bio, with respect to up to four of our programs (excluding mAbs in Vir’s active research and development program against coronaviruses), an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau, or collectively the China Territory, for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection, or the Field of Use. Our HBV siRNA program being developed under the Amended Alnylam Agreement (described above) is included within the Brii Agreement as a program for which Brii Bio may exercise one of its options. Brii Bio may exercise each of its options following the achievement by us of proof of concept for the first product in such program. In partial consideration for the options granted by us to Brii Bio, Brii Bio Parent and Brii Bio granted us, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. The number of options that we may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program. All options granted to Brii Bio under the Brii Agreement that are not exercised will expire no later than seven years following the effective date, or two years earlier than such date if Brii Bio has not undergone an initial public offering within such shorter period. All options granted to us under the Brii Agreement that are not exercised will expire no later than two years following the expiration of all options granted to Brii Bio.

We are responsible, at our expense and discretion, for the conduct of all development activities under our programs prior to the exercise of Brii Bio’s options, and Brii Bio is responsible, at its expense and discretion, for all activities under its programs prior to the exercise of our options. Following the exercise of an option for a specified program by either us or Brii Bio, the exercising party is granted an exclusive, royalty-bearing license to develop, manufacture and commercialize products arising from the applicable program in the United States (where we are exercising the option) or the China Territory (where Brii Bio is exercising the option), and such party is thereafter responsible for all development and commercialization activities, at its expense, in the optioned territory. If Brii Bio exercises its option with respect to our development program being conducted under the Amended Alnylam Agreement, Brii Bio’s rights will be subject to the terms of such amended agreement.

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

With respect to programs for which Brii Bio exercises its options, Brii Bio will be required to pay us an option exercise fee for each such Vir program ranging from the mid-single-digit millions up to $20.0 million, determined based on the commercial potential of the licensed program. Brii Bio will also be required to pay regulatory milestone payments on a licensed product-by-licensed product basis ranging from the mid-single-digit millions up to $30.0 million, also determined based on the commercial potential of such program. Following commercialization, Brii Bio will be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products arising from each licensed program in the China Territory, up to an aggregate of $175.0 million per licensed program. Brii Bio also will pay us royalties that range from the mid-teens to the high-twenties, as described below. On June 12, 2020, Brii Bio notified us of the exercise of its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-2218 in the China Territory. Brii Bio paid us a $20.0 million option exercise fee in connection with the option exercise. We separately paid $10.0 million, half of the option proceeds, to Alnylam in connection with the Amended Alnylam Agreement.

As partial consideration for our entry into the Brii Agreement, upon closing of Brii Bio Parent’s Series A preferred stock financing, we received Class A ordinary shares equal to 9.9% of the outstanding shares in Brii Bio Parent. As a result of Brii Bio’s right to exercise one of its options for our HBV siRNA program, under the terms of the Amended Alnylam Agreement, in February 2020 we transferred to Alnylam a specified percentage of such equity consideration allocable to such program. In July 2021, Brii Bio Parent completed its initial public offering, or the Brii Bio Parent IPO, on the Stock

Exchange of Hong Kong Limited. Upon completion of the Brii Bio Parent IPO, our Class A ordinary shares held at Brii Bio Parent converted into the same single class of ordinary shares issued in the Brii Bio Parent IPO.

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

Patent License Agreements with Xencor

In August 2019, we entered into a patent license agreement, which was amended in February 2021, or the 2019 Xencor Agreement, with Xencor, pursuant to which we obtained a non-exclusive, sublicensable (only to our affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. We are obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the influenza A and HBV research programs. These technologies are used in our VIR-2482, incorporating Xencor’s Xtend technology, and VIR-3434, incorporating Xencor’s Xtend and other Fc technologies.

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

In March 2020, we entered into a patent license agreement, which was amended in February 2021, or the 2020 Xencor Agreement, with Xencor pursuant to which we obtained a non-exclusive license to Xencor’s licensed technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. We are obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the coronavirus research programs. These technologies are used in sotrovimab, incorporating Xencor’s Xtend technology, and VIR-7832, incorporating Xencor’s Xtend and other Fc technologies.

In consideration for the grant of the license, we are obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years.

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

Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation

In January 2022, we entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, which amended and restated the letter agreement with the Bill & Melinda Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Bill & Melinda Gates Foundation purchased $10.0 million of shares of our Series A-1 convertible preferred stock in December 2016, $10.0 million of shares of our Series B convertible preferred stock in January 2019 and $40.0 million of shares of our common stock in January 2022. We were obligated to use the proceeds of the Bill & Melinda Gates Foundation’s December 2016 and January 2019 investments in furtherance of its charitable purposes to (i) conduct our programs to develop products to treat or prevent infectious disease caused by HIV and TB, respectively, with at least 50% of the funds to be used for such programs and (ii) develop our HCMV-based vaccine technology platform in a manner reasonably expected to result in the generation of products for the treatment or prevention of other specified infectious diseases, and we are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s January 2022 investment in furtherance of its charitable purposes to develop our vaccinal antibody program, in each case for use in specified developing countries. We agreed to use reasonable efforts to achieve specified research and development milestones with respect to our HIV program, TB program and vaccinal antibody program, and, if requested by the Bill & Melinda Gates Foundation, to work with the Bill & Melinda Gates Foundation on an additional mutually agreeable infectious disease program. Additionally, we are bound by specified global access commitments including a commitment to provide any products developed using the proceeds of the Bill & Melinda Gates Foundation’s investment at an affordable price to the people most in need within the specified developing countries, not to exceed a specified percentage over our fully burdened manufacturing and sales costs.

If we fail to comply with (i) our obligations to use the proceeds of the Bill & Melinda Gates Foundation’s investment for the purposes described in the paragraph above and to not use such proceeds for specified prohibited uses, (ii) specified reporting requirements or (iii) specified applicable laws, or if we materially breach our specified global access commitments (any such failure or material breach, a Specified Default), we will be obligated to redeem or arrange for a third party to purchase all of our stock purchased by the Bill & Melinda Gates Foundation under the Gates Agreement at the Bill & Melinda Gates Foundation’s request, at a price equal to the greater of (a) the original purchase price or (b) the fair market value, such redemption or sale, a Gates Foundation Redemption. Following a Gates Foundation Redemption, if a sale of the company or all of our material assets relating to the Gates Agreement occurs prior to the six month anniversary of the first redemption or sale of any stock in such Gates Foundation Redemption, then the Bill & Melinda Gates Foundation will receive compensation equal to the excess of what it would have received in such transaction if it still held the stock redeemed or sold at the time of such sale transaction over what it actually received in the Gates Foundation Redemption. Additionally, if a specified default occurs, if we are unable or unwilling to continue the HIV program, TB program, vaccinal antibody program or, if applicable, the mutually agreed additional program (except for scientific or technical reasons), or if we institute bankruptcy or insolvency proceedings, then the Bill & Melinda Gates Foundation will have the right to exercise a non-exclusive, fully-paid license (with the right to sublicense) under our intellectual property to the extent necessary to use, make and sell products arising from such programs, in each case solely to the extent necessary to benefit people in the developing countries in furtherance of the Bill & Melinda Gates Foundation’s charitable purpose.

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

In connection with the purchase of $40.0 million of shares of our common stock in January 2022, we entered into a stock purchase agreement, or the Gates Stock Purchase Agreement, with the Bill & Melinda Gates Foundation. The Bill & Melinda Gates Foundation purchased the shares of our common stock at $45.3841 price per share, which is the average of the volume weighted average price of a share of our common stock for the 30 trading day period prior to the date of the Gates Stock Purchase Agreement. The Gates Stock Purchase Agreement provides that until the first anniversary of the closing date, the Bill & Melinda Gates Foundation will hold and not sell any of the shares purchased pursuant to the Gates Stock Purchase Agreement, subject to certain exceptions. We have also agreed to register the shares for resale following expiration of the one-year lock-up period if Rule 144 under the Securities Act of 1933, as amended, is not available for such resale without any volume or manner of sale restrictions.

Separately, in January 2018, March 2018 and January 2022, we entered into three grant agreements with the Bill & Melinda Gates Foundation, pursuant to which the Bill & Melinda Gates Foundation agreed to grant additional funding to us for our HIV, TB and vaccinal antibody programs, respectively, through the award of three research grants totaling in the aggregate up to $12.2 million with respect to the HIV program, up to $14.9 million with respect to the TB program, and up to $10.0 million with respect to the vaccinal antibody program if we achieve all the specified research and development milestones or reporting deliverables under the grants. In February 2020, we amended the HIV grant agreement pursuant to which we were awarded with a supplemental grant of $8.6 million. In addition, the term of the HIV grant agreement was extended through October 31, 2022. The TB grant agreement will remain in effect until March 31, 2022. As of December 31, 2021, we had received $19.7 million with respect to the HIV program and $12.2 million with respect to the TB program.

In November 2021, we entered into a grant agreement with the Bill & Melinda Gates Foundation under which we were awarded a grant totaling up to $10.0 million to support the manufacturing and clinical activities of our HIV and TB vaccine programs. This grant agreement will remain in effect until August 30, 2023. As of December 31, 2021, we had received $5.5 million under this grant agreement.

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

In connection with the entry into the TomegaVax Merger Agreement, we also entered into a letter agreement with TomegaVax, or the TomegaVax Letter Agreement, which provides for certain payments to TomegaVax’s former stockholders prior to September 2024, in each case so long as we are continuing to pursue the development of the TomegaVax technology. Under the terms of the TomegaVax Letter Agreement, we will be required to pay to the former stockholders of TomegaVax milestone payments of up to an aggregate of $30.0 million if the per-share price of our publicly traded common stock, or implied price per share of our Series A-1 convertible preferred stock (or common stock upon conversion) upon a certain asset sale, merger or stock sale, is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization), with the amount of such payments determined by the share price and/or the stage of our clinical development at the time of the relevant event triggering the payment. The share price of our publicly traded common stock will be determined using the average of the daily volume-weighted average trading price of our common stock for each trading day during a consecutive 90-day period. The foregoing payments are payable (i) during any date after the completion of an initial public offering by the company or any successor or affiliate controlling the TomegaVax technology, provided that no payment will be due before the first anniversary of the initial public offering, (ii) upon the sale of all assets related to the TomegaVax technology or (iii) upon a merger or stock sale of the company or any successor or affiliate controlling the TomegaVax technology, in each case subject to certain conditions with respect to the timing of the payments. The payments under the TomegaVax Letter Agreement can be made in cash or shares of our common stock, at the discretion of our board of directors.

The TomegaVax Letter Agreement may be amended, modified or terminated and the observance of any term may be waived only with the written consent of the stockholders’ representative (as such term is defined in the TomegaVax Merger Agreement) and us.

In February 2021, we achieved one of the milestones related to the specified per-share price of our common stock, which resulted in a $10.0 million payable to TomegaVax’s former stockholders. In July 2021, we made the milestone payment to the former TomegaVax stockholders through a combination of $8.1 million in cash and the issuance of 42,737 shares of common stock with a total fair value of $1.9 million. The remaining milestone payments of up to $20.0 million in the aggregate will be triggered if (i) the per-share price of our publicly traded common stock is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization) and upon the achievement of a certain milestone related to the stage of our clinical development at the time of the relevant event triggering the payment and/or (ii) the per-share price of our publicly traded common stock is at least $90 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization).

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

Manufacturing

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal process development, manufacturing and quality capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early- and late-stage product candidates in the near term. We continue to expand our internal capabilities and resources in process development, analytical development, quality, manufacturing and supply chain, which are supported by our San Francisco, California, and Portland, Oregon facilities that include laboratories for process development, production of HCMV research viral seed stock and selected quality control testing for our product candidates.

We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1, Phase 2 and Phase 3 clinical trials. Material for any Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for our COVID-19 program, we and our collaborator GSK have executed manufacturing agreements with CDMOs having large-scale capacity to support future scale-up and product supply, particularly for potential commercialization. However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner or not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic.

Production Modalities

Antibody Platform

The technology and industrial processes for producing mAbs are well-established across the biopharmaceutical industry. Over the last 30 years, process optimization and standardization has enabled process portability and facilitated manufacturing with high success rates at most biologic CDMOs, as well as the partnered use of excess capacity with other biopharmaceutical companies. We rely on the mAb process platforms and manufacturing facilities of our CDMOs and strategic collaborators for all of our product candidate clinical supplies. For our COVID-19 program, we and our collaborator GSK have executed manufacturing agreements with large-scale CDMOs to support future scale-up and capacity, particularly for potential commercialization.

T Cell Platform

Our T cell platform is based on genetically engineered HCMV. We have attenuated the HCMV for the purpose of patient safety, but this attenuation also reduces its yield in production. To improve manufacturing efficiency and scale-up, we have made significant internal investments in process development, largely funded by the Bill & Melinda Gates Foundation. We have established a reproducible current Good Manufacturing Practices, or cGMP, manufacturing process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred and executed at CDMOs specializing in live virus manufacturing.

siRNA Platform

Alnylam is currently supplying clinical material from their CDMO sites for the current VIR-2218 clinical trials. We initiated a technology transfer of the manufacturing process at the same CDMO sites in the second half of 2021 and will assume responsibility for all additional clinical manufacturing including Phase 3 supplies in the first half of 2022 and subsequently for all commercial manufacturing in advance of any Phase 3 clinical trial. In addition to the current CDMOs supplying our clinical trials, other CDMOs as well as Alnylam are capable of producing kilogram-scale batches of siRNA and we may contract for scale-up and Phase 3 manufacturing at one of these qualified facilities.

Manufacturing Agreements

In connection with the ongoing COVID-19 pandemic, we have entered into the following agreements to date in support of our COVID-19 program:

Letter Agreement, Assignment and Master Services Agreement with Samsung

In April 2020, we entered into a binding letter agreement with Samsung pursuant to which Samsung will perform process development and manufacturing services for our SARS-CoV-2 mAbs. Under the terms of the letter agreement, we had committed to purchase a firm and binding capacity reservation for a specified number of drug substance manufacturing slots in 2021 and 2022. Samsung will reserve such manufacturing slots on a non-cancellable, non-adjustable basis and will not offer such manufacturing slots under our capacity reservation to third parties. We were obligated to pay a total of approximately $362.0 million for such capacity reservation on a take-or-pay basis regardless of whether such manufacturing slots are utilized by us, subject to annual adjustment based on the Korean Consumer Price Index. The amounts were to be payable during 2021 and 2022 and invoiced on a per-batch basis, with shortfalls invoiced at the end of the year in which such shortfall occurs.

In August 2020, we entered into an Assignment and Novation Agreement with GlaxoSmithKline Trading Services Limited, or GSKTSL, and Samsung effective as of July 31, 2020 pursuant to which we assigned and transferred to GSKTSL all of our right, title, and interest in, to and under the letter agreement, and GSKTSL became our successor in interest in and to all of our rights, duties, and obligations in, to and under the letter agreement. On August 4, 2020, GSKTSL entered into a Master Services Agreement with Samsung effective as of July 31, 2020, or the Samsung MSA, thereby superseding the letter agreement, and pursuant to which, among other things, Samsung will perform technology transfer, development, and manufacturing services for clinical and commercial supply of antibody products under our SARS-CoV-2 antibody program.

Development and Manufacturing Collaboration Agreement with WuXi Biologics

In February 2020, we entered into a development and manufacturing collaboration agreement with WuXi Biologics for the clinical development, manufacturing, and commercialization of our proprietary antibodies developed for SARS-CoV-2. Under the agreement, WuXi Biologics will conduct cell-line development, process and formulation development, and initial manufacturing for clinical development. WuXi Biologics will have the right to commercialize products incorporating such SARS-CoV-2 antibodies in greater China pursuant to an exclusive license granted for the selected SARS-CoV-2 antibodies that have been developed. We will have the right to commercialize such products in all other markets worldwide.

WuXi Biologics will perform mutually agreed process and clinical development and manufacturing activities, under individual statements of work. In addition, the parties agreed that WuXi Biologics will pay us tiered royalties at percentages ranging from the high single-digits to mid-teens on annual net sales of all products sold by WuXi Biologics in greater China.

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

GSKTSL entered into the WuXi Biologics MSA and Samsung MSA in connection with the performance of GSK and our obligations pursuant to the 2020 GSK Agreement. In accordance with the terms of the 2020 GSK Agreement, we will continue to be responsible for 72.5% of the costs under each of the WuXi Biologics MSA and Samsung MSA, and GSK will bear 27.5% of such costs under each of the Samsung MSA and the WuXi Biologics MSA, subject to certain conditions and exceptions.

Clinical Development and Manufacturing Agreement with Biogen

In May 2020, we entered into a clinical development and manufacturing agreement with Biogen pursuant to which Biogen will perform process development activities and specified manufacturing services under agreed statements of work for certain pre-commercial and clinical supply of our SARS-CoV-2 mAbs. We also agreed to collaborate with Biogen to develop highly productive clonal cell lines and clinical and commercial manufacturing processes for our SARS-CoV-2 mAbs. These processes are designed to be transferrable to global biomanufacturing facilities designed for advanced biologics production. Under the agreement, Biogen will conduct cGMP clinical manufacturing in the United States and provide technical support to facilitate process transfer to Samsung, and potentially other large-scale biomanufacturing facilities in the United States and other regions of the world to enable us to obtain a reliable supply of a potential commercial product.

Under the terms of the Biogen agreement, we have agreed to pay fees for Biogen’s performance of services as provided in each applicable statement of work, including costs to third parties on a pass-through basis. We entered into three statements of work with Biogen for the process development and certain clinical manufacturing services simultaneously with the execution of the agreement, with the cost of activities under such agreed statements of work totaling approximately $13.8 million. In October 2021, pursuant to the terms of this agreement, we terminated all outstanding statements of work with Biogen.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our executive and scientific team, research, clinical capabilities, development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future. For example, the industry and competitive landscape for COVID-19 treatments is rapidly changing, which could result in more competition from new and existing therapies in the future.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or potentially necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety, convenience, and cost/access.

COVID-19

There are limited FDA-approved treatments and prophylactic vaccines for COVID-19 and several treatments and a prophylactic vaccine are available under EUA. An IV administered antiviral, remdesivir, marketed by Gilead, is FDA-approved for treatment in the hospitalized and early-treatment settings. Currently, Eli Lilly and Company's antibody, bebtelovimab, is also available under EUA for the treatment of COVID-19 in the mild to moderate setting. Oral antiviral therapies from Merck & Co, Inc., or Merck, and Pfizer Inc., or Pfizer (molnupiravir and nirmatrelvir, respectively), are also available under EUA in the mild to moderate early treatment setting. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, was approved by the FDA for individuals 16 years of age or older, Moderna, Inc.'s COVID-19 vaccine, Spikevax®, was approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen Biotech, Inc. Numerous large and small pharmaceutical and biotechnology companies are developing programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which are further along in the development process than we are. Companies with antibodies in clinical development include AbbVie, Inc., Adagio Therapeutics, Inc., or Adagio, AstraZeneca plc, or AstraZeneca, Brii Bio, Celltrion Healthcare Co., Ltd. and Regeneron Pharmaceuticals, Inc. Companies with oral antivirals in clinical development include Shionogi Inc., Gilead and others. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants, thus, sotrovimab may be rendered inferior or obsolete in the future.

HBV

Current FDA-approved treatments for chronic HBV infection include PEG-IFN-α, marketed by Roche, and oral antiviral agents such as NRTIs, marketed by Gilead and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of NRTIs, require life-long therapy. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving an HBV functional or complete cure. Companies with RNAi agents in clinical development include Arbutus Biopharma Corporation, Janssen Pharmaceuticals, Inc., or Janssen (part of Johnson & Johnson, in partnership with Arrowhead Pharmaceuticals, Inc.), and Roche Holding AG, or Roche, (in partnership with Dicerna Pharmaceuticals, Inc.) In addition, GC Pharma is developing an antibody against surface antigen. Several companies, including Altimmune, Inc., GSK, Janssen, Vaccitech plc and Transgene SA, have therapeutic vaccines in late-preclinical or early-clinical development.

Influenza

There are numerous approved seasonal flu vaccines, including trivalent, quadrivalent, high-dose, and adjuvanted products, marketed by GSK, Sanofi Pasteur, and Seqirus (owned by CSL Limited). In addition, there are approved antiviral agents to treat influenza, such as Xofluza and Tamiflu, marketed by Roche, as well as other neuraminidase inhibitors. Cidara Therapeutics, Inc. (in partnership with Janssen) is working to develop an antiviral conjugate which could be a novel method for long-acting prophylaxis.

While several companies, including AstraZeneca, Janssen and Roche, have conducted clinical trials of antibodies for the treatment of influenza, to our knowledge, there are no other prophylactic antibodies currently in clinical development. Adagio has stated that it intends to develop prophylactic antibodies for influenza.

Several vaccines are in clinical development from large and small pharmaceutical companies including GSK (in partnership with CureVac N.V.), Moderna, Inc., Novavax, Inc., Pfizer (in partnership with BioNTech SE) and Sanofi S.A. (in partnership with Translate Bio). Some aim to improve efficacy or convenience over existing seasonal vaccines, and others are pursuing a universal flu vaccine approach with broad strain coverage and at least one year of protection.

HIV

No FDA-approved vaccine is currently available for the prevention of HIV. Several large and small pharmaceutical companies, including GSK, GeoVax Labs, Inc., Janssen, Profectus Biosciences, Inc. and Sanofi S.A. are actively engaged in vaccine research and development in this area. These and other companies are developing vaccines using viral vectors, nanoparticles, DNA, or formulations, with the goal of stimulating T cell-mediated and/or neutralizing antibody responses against HIV. To our knowledge, none are using a CMV-based vector. Numerous clinical trials of these vaccines are ongoing with support from the NIH Vaccine Research Center, the Bill & Melinda Gates Foundation, the U.S. military, the International AIDS Vaccine Initiative, the European Vaccine Initiative, the South African AIDS Initiative, and their academic and industry partners. In addition, many of these institutions, as well as pharmaceutical companies like Gilead and Viiv Healthcare Limited, or Viiv, are also studying the passive transfer of broadly neutralizing antibodies against HIV for prophylactic and therapeutic applications.

We may also compete with oral or long-acting antiretroviral therapies for pre-exposure prophylaxis of HIV. Truvada, marketed by Gilead, is a once-daily therapy approved for this indication. Viiv recently received FDA approval for long-acting antiretroviral therapy, cabotegravir for pre-exposure prophylaxis of HIV. Gilead, Janssen, Merck and Viiv have additional long-acting formulations in development.

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

Our patent portfolio includes patents and patent applications that are licensed from a number of collaborators and other third parties, including Alnylam, OHSU, MedImmune, IRB, Rockefeller and Xencor, and patents and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates sotrovimab (previously VIR-7831), VIR-7832, VIR-2218, VIR-3434, VIR-2482 and VIR-1111, and the use of these candidates for therapeutic purposes. Our proprietary technology has been developed primarily through acquisitions, relationships with academic research centers and contract research organizations.

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

In total, our patent portfolio, including patents licensed from our collaborators and other third parties, comprises over 100 different patent families as of December 31, 2021, filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in many international countries. Our patent portfolio for our product candidates and technology platforms is outlined below:

Patent Portfolio by Product Candidate

Sotrovimab

Licensed Patents

Our sotrovimab intellectual property portfolio includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2021, these patents and applications include five issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2021, these patents and applications include 90 issued patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Croatia,

Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2025 and 2028, absent any available patent term adjustments or extensions.

Patents Owned by Us

Additionally, we own, directly or through our subsidiary Humabs, four patent families relating to sotrovimab. These families collectively include, as of December 31, 2021, one issued patent in the United States directed to composition of matter claims. The 20-year term of this patent is presently estimated to expire in 2041, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2021, these families collectively include nine patent applications and provisional patent applications in the United States, two pending international Patent Cooperation Treaty, or PCT, applications and six patent applications in Argentina, Europe, Singapore and Taiwan. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2041 and 2042, absent any available patent term adjustments or extensions.

We also co-own one patent family that includes, as of December 31, 2021, one pending PCT patent application. The application includes composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2041, absent any available patent term adjustments or extensions.

We also co-own, directly and/or through our subsidiary Humabs, two patent families that collectively include, as of December 31, 2021, three pending provisional patent applications in the United States. These applications include pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

VIR-7832

Licensed Patents

Our VIR-7832 intellectual property portfolio includes a patent family that we have exclusively licensed from Rockefeller, which includes, as of December 31, 2021, issued patents in Nigeria and Organisation Africaine de la Propriété Intellectuelle (OAPI) (Africa), one pending patent application in the United States and 31 pending patent applications in the African Regional Intellectual Property Organization (ARIPO) (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Our VIR-7832 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2021, these patents and applications include 10 issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims, methods of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2021, these patents and applications include 121 issued patents in Australia, Austria, Belgium, Bulgaria, Brazil, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2021, one patent application pending in the United States and one patent application pending in India, directed to composition of matter claims and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire in 2023, absent any available patent term adjustments or extensions.

Patents Owned by Us

Additionally, we own, directly or through our subsidiary Humabs, four patent families relating to VIR-7832. These families collectively include, as of December 31, 2021, one issued patent in the United States directed to composition of matter claims. The 20-year term of this patent is presently estimated to expire in 2041, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2021, these families collectively include nine patent applications and provisional patent applications in the United States, two pending international PCT applications and six patent applications in Argentina, Europe, Singapore and Taiwan. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2041 and 2042, absent any available patent term adjustments or extensions.

We also co-own one patent family that includes, as of December 31, 2021, one pending PCT patent application. The application includes composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2041, absent any available patent term adjustments or extensions.

We also co-own two patent families that collectively include, as of December 31, 2021, three pending provisional patent applications in the United States. These applications include pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

VIR-2218

Licensed Patents

Our VIR-2218 intellectual property portfolio includes three different patent families that we have exclusively licensed from Alnylam.

One of these families includes, as of December 31, 2021, two issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. This family also includes 47 issued patents in Albania, Austria, Belgium, Bosnia and Herzegovina, Bulgaria, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Eurasia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Jordan, Latvia, Lebanon, Lithuania, Luxembourg, Macao, Monaco, North Macedonia, Malta, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2035, absent any available patent term adjustments or extensions. A third party filed a request for invalidation of the patent issued in China with the China National Intellectual Property Administration on December 31, 2021, and we intend to vigorously defend the patent.

Another of these families includes, as of December 31, 2021, two issued patents in Nigeria and OAPI (Africa) directed to method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Another of these families includes, as of December 31, 2021, one issued patent in Nigeria directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of this patent is presently estimated to expire in 2039, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of December 31, 2021, three patent applications in the United States and 83 patent applications in ARIPO (Africa), Algeria, Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Gulf Cooperation Council (GCC), Hong Kong, India, Indonesia, Israel, Japan, Jordan, Malaysia, Mexico, New Zealand, OAPI (Africa), Pakistan, Paraguay, Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine, Venezuela and Vietnam directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2035 and 2039, absent any available patent term adjustments or extensions.

Patents Owned by Us

In addition, we own two different patent families that are directed to VIR-2218 in combination with one or more other therapeutics. These families collectively include, as of December 31, 2021, two patent applications in the United States and 43 patent applications in ARIPO (Africa), Algeria, Australia, Brazil, Canada, China, Eurasia, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, OAPI (Africa), Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine and Vietnam. The applications in these families include method of treatment claims and composition for use in treatment claims for VIR-2218 in combination as a second therapeutic. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2039 and 2040, absent any available patent term adjustments or extensions.

VIR-3434

Licensed Patents

Our VIR-3434 intellectual property portfolio includes a patent family that we have exclusively licensed from Rockefeller, which includes, as of December 31, 2021, issued patents in Nigeria and OAPI (Africa), one pending patent application in the United States and 31 pending patent applications in ARIPO (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Our VIR-3434 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2021, these patents and applications include 10 issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2021, these patents and applications include 121 issued patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2021, two patent applications pending in the United States and one patent application pending in India, directed to composition of matter claims, method of treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2023 and 2034, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own two different patent families that include, as of December 31, 2021, one pending PCT patent application and five provisional patent applications in the United States. These applications include composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire between 2040 and 2042, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own two different patent families that include, as of December 31, 2021, one issued patent in the United States directed to composition of matter claims and pharmaceutical composition claims. These families also collectively include, as of December 31, 2021, 41 issued patents in Albania, Austria, Belgium, Bulgaria,

Croatia, Cyprus, Czechia, Denmark, Estonia, Eurasia, Finland, France, Germany, Greece, Hong Kong, Hungry, Iceland, Indonesia, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey and the U.K. that include composition of matter claims, pharmaceutical composition claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2036, absent any available patent term adjustments or extensions.

These two families owned by Humabs also collectively include, as of December 31, 2021, two pending patent applications in the United States and 51 pending patent applications in ARIPO (Africa), Australia, Bahrain, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Kuwait, Malaysia, Mexico, Nigeria, New Zealand, OAPI (Africa), Oman, the Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Sri Lanka, Taiwan, Thailand, Ukraine, United Arab Emirates and Vietnam. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2036 and 2039, absent any available patent term adjustments or extensions.

VIR-2482

Licensed Patents

Our VIR-2482 intellectual property patent portfolio includes two different patent families that we have exclusively licensed from MedImmune, which collectively include, as of December 31, 2021, two issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. These families also collectively include 51 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Gibraltar, Greece, Guernsey, Hong Kong, Hungry, Iceland, Ireland, Italy, Japan, Jersey, Latvia, Lithuania, Luxembourg, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Russia, San Marino, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the U.K. that include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

The two families licensed from MedImmune also collectively include, as of December 31, 2021, two patent applications in the United States and 25 patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Russia, Singapore, South Korea and Taiwan. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2034 and 2037, absent any available patent term adjustments or extensions.

Our VIR-2482 intellectual property portfolio also includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2021, these patents and applications include five issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2021, these patents and applications include 90 issued patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2025 and 2028, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own one patent family that includes, as of December 31, 2021, one pending PCT application. These applications include composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

Through our subsidiary Humabs, we co-own a patent family (with MedImmune) that includes, as of December 31, 2021, two issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. This family also includes 51 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Gibraltar, Greece, Guernsey, Hong Kong, Hungry, Iceland, Ireland, Italy, Japan, Jersey, Latvia, Lithuania, Luxembourg, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Russia, San Marino, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey and the U.K. that include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

This co-owned family also includes, as of December 31, 2021, one patent application in the United States and 14 patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, South Korea, Mexico, Russia, Singapore and Taiwan. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own a patent family that includes, as of December 31, 2021, one pending application in the United States and 32 pending applications in Algeria, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Egypt, Eurasia, Europe, India, Indonesia, Israel, Japan, Kuwait, Malaysia, Mexico, New Zealand, Nigeria, Oman, Philippines, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine, United Arab Emirates and Vietnam. The application in this family includes composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from the patent application in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

VIR-1111

Licensed Patents

Our VIR-1111 intellectual property patent portfolio includes seven different patent families that we have exclusively licensed from OHSU.

Six of these families collectively include, as of December 31, 2021, nine issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2031 and 2037, absent any available patent term adjustments or extensions. Additionally, six of the seven patent families collectively include, as of December 31, 2021, 219 issued patents in Albania, ARIPO (Africa), Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Macao, Monaco, North Macedonia, Malta, Mexico, New Zealand, Netherlands, Norway, OAPI (Africa), Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Tunisia, Turkey, Ukraine and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

The seven licensed families also collectively include, as of December 31, 2021, nine patent applications in the United States and 89 patent applications in Algeria, ARIPO (Africa), Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Nigeria, Panama, Peru, Singapore, South Africa, South Korea, Thailand and the Ukraine directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

Patents Owned by Us

We co-own a patent family that includes, as of December 31, 2021, one issued patent in the United States directed to composition of matter claims and method of treatment claims. The 20-year term of this patent is presently estimated to expire in 2035, absent any available patent term adjustments or extensions. The family also includes two patent applications in the United States and 26 patent applications in ARIPO (Africa), Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Thailand and the Ukraine directed to composition of matter claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2035, absent any available patent term adjustments or extensions.

Patent Portfolio by Technology Platform

siRNA Platform

Licensed Patents

Our siRNA intellectual property portfolio includes three additional different patent families that we have exclusively licensed from Alnylam.

Two of the three families collectively include, as of December 31, 2021, 10 issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions. Additionally, the three patent families collectively include, as of December 31, 2021, 66 issued patents in Albania, Australia, Belgium, Canada, China, Croatia, Denmark, Finland, France, Germany, Hungary, Iceland, India, Indonesia, Ireland, Japan, Latvia, Lithuania, Luxembourg, Macao, Monaco, Netherlands, North Macedonia, Norway, Russia, Singapore, Slovenia, South Korea, Sweden, Switzerland and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of December 31, 2021, two patent applications in the United States and 12 patent applications in Australia, Canada, China, Europe, Hong Kong, India, Japan, South Korea and Thailand directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of the issued patent and any patents issuing from pending patent applications in these families is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions.

We have also exclusively licensed from Alnylam, as of December 31, 2021, three issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2022 and 2028, absent any available patent term adjustments or extensions.

We also have an exclusive license to additional Alnylam platform technology for HBV licensed products.

Antibody Platform

Licensed Patents

We have exclusively licensed from Rockefeller a patent family that includes, as of December 31, 2021, issued patents in Nigeria and OAPI (Africa), one pending patent application in the United States and 31 pending patent applications in ARIPO (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

We have exclusively licensed from IRB two patent families that relate to our antibody platform technology. One of these families includes, as of December 31, 2021, two issued patents in the United States directed to process (methods of producing) claims, and 23 issued patents in Austria, Australia, Belgium, Czechia, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Portugal, Romania, Singapore, Spain, Sweden, Switzerland, Turkey and the U.K. directed to process (methods of producing) claims. The two families also collectively include, as of December 31, 2021, one pending patent applications in the United States directed to process (methods of producing) claims, as well as one patent application in the United States and 19 patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Thailand and Ukraine directed to composition of matter claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of the issued patents and any patent issuing from the pending patent applications in these families is presently estimated to expire between 2024 and 2038, absent any available patent term adjustments or extensions.

In addition, we have non-exclusively licensed a group of patents and applications from Xencor. As of December 31, 2021, these patents and applications include 10 issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2021, these patents and applications include 121 issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2021, three patent application pending in the United States and two patent applications pending in China and India, directed to composition of matter claims and process (methods of producing) claims. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions.

T Cell Platform

Licensed Patents

We have exclusively licensed from OHSU 10 different patent families related to our T cell portfolio.

Eight of the 10 families collectively include, as of December 31, 2021, 13 issued patents in the United States, directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of the issued patents in these families is presently estimated to expire between 2031 and 2037, absent any available patent term adjustments or extensions. In addition, nine of the 10 families collectively include, as of December 31, 2021, 253 issued patents in Albania, ARIPO (Africa), Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Germany, Estonia, Finland, France, Greece, Hong Kong, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, North Macedonia, Malta, Macao, Mexico, Monaco, Netherlands, Norway, New Zealand, OAPI (Africa), Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Tunisia, Turkey, Ukraine and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (methods of producing) claims. The 20-year term of the issued patents in these families is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

The 10 patent families also collectively include, as of December 31, 2021, eight patent applications in the United States, a pending PCT application and 74 patent applications in Algeria, ARIPO (Africa), Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Nigeria, Panama, Peru, Singapore, South Africa, South Korea, Thailand and the Ukraine directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (methods of producing) claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2025 and 2040, absent any available patent term adjustments or extensions.

Patents Owned by Us

In addition, we own two patent families that include, as of December 31, 2021, two patent applications in the United States directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (method of producing) claims. The 20-year term of any patent issuing in these families is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

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

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or the PHSA, and regulated under the FDCA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is typically referred to as a sponsor. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or trials or seek approval or licensure of our product candidates.

U.S. Biopharmaceuticals Regulation

The process required by the FDA before drug and biologic product candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests and animal trials performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;
•
design of a clinical protocol and submission to the FDA of an IND application which must become effective before clinical trials may begin;
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
•
FDA review and approval of an NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States; and
•
completion of any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy, or REMS, and any post-approval studies required by the FDA.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects.

Under the PHSA, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

NDA/BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical trials and clinical trials are submitted to the FDA as part of an NDA or BLA, as applicable, requesting approval to market the product for one or more indications. The application must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of an application requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies. The FDA has sixty days from the applicant’s submission to either issue a refusal to file letter, or RTF, or accept the application for filing, indicating that it is sufficiently complete to permit substantive review.

Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within 10 months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine whether a drug is safe and effective for its intended use and a BLA to determine whether a biologic is safe, pure and potent. The FDA also reviews whether the facility in which the product is manufactured, processed, packed or held meets standards designed to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

After the FDA evaluates an application and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be manufactured, the FDA may issue an approval letter or a Complete Response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the application, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification, which may include the potential requirement for additional clinical trials. The FDA may delay or refuse approval of an application if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the application with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing trials.

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

Emergency Use Authorization

In emergency situations, such as a pandemic, and with a declaration of a public health emergency by the Secretary of the Department of Health and Human Services, or HHS, the FDA has the authority to allow unapproved medical products or unapproved uses of cleared or approved medical products to be used to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by chemical, biological, radiological or nuclear warfare threat agents when there are no adequate, approved, and available alternatives.

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

Once granted, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of HHS that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product.

The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19. On February 4, 2020, HHS determined that COVID-19 represents a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and, subsequently, declared on March 24, 2020, that circumstances exist to justify the authorization of emergency use of certain medical products, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. The declaration of the Secretary of HHS has been further updated and the FDA has issued numerous guidances to sponsors seeking to obtain EUAs to diagnose and treat COVID-19.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Among the benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application fee.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective. In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biopharmaceutical products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic.

Biosimilars and Regulatory Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021, and a second product previously approved as a biosimilar was designated as interchangeable in October 2021.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. Since passage of the BPCIA, many states have passed laws or amendments to laws that address pharmacy practices involving biosimilar products.

Generic Drugs and Regulatory Exclusivity

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

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent and a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant. If the applicant does not challenge the listed patents, or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

The FDA also cannot approve an ANDA or 505(b)(2) application until all applicable non-patent exclusivities listed in the Orange Book for the branded reference drug have expired. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug containing an active moiety that has not been approved by FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An “active moiety” is defined as the molecule responsible for the drug substance’s physiological or pharmacologic action. During that five-year exclusivity period, the FDA cannot accept for filing (and therefore cannot approve) any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA that relies on the FDA’s approval of the drug, provided that the FDA may accept an ANDA four years into the NCE exclusivity period if the ANDA applicant also files a paragraph IV certification.

Pediatric Exclusivity

Pediatric exclusivity is a type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity, including the orphan exclusivity and regulatory exclusivities available under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the sponsor agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six‑month exclusivity may be granted if a sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

Patent Term Restoration and Extension

In the United States, a patent claiming a new product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one‑half the time between the effective date of the IND involving human beings and the submission date of the NDA or BLA, plus the time between the submission date of the application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension in consultation with the FDA.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. As of January 2022, applicable manufacturers are also required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

In the United States, the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of products, particularly for new and innovative products, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, biopharmaceutical coverage and reimbursement policies and pricing in general.

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

The ACA became law in March 2010 and substantially changed the way healthcare is financed by third-party payors, and significantly impacts the U.S. biopharmaceutical industry. Among other measures that may have an impact on our business, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the ACA extended manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expanded entities eligible for discounts under the PHSA. At this time, we are unsure of the full impact that the ACA will have on our business.

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020 President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control biopharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, and wholesale distributors, to disclose information about pricing of pharmaceuticals. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These measures could reduce future demand for our products or put pressure on our pricing.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product candidates. For example, in the EU, we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a drug, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Further, some countries outside of the United States, including the EU member states, Switzerland and the U.K., have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to process personal data, including health data from clinical trials and adverse event reporting. For additional information regarding the GDPR, see the section titled “Business—Government Regulation and Product Approval—Privacy Laws.”

Privacy Laws

We, and our service providers, receive, process, store and use personal information and other data about our clinical trial participants, employees, collaborators and others. We are subject to numerous domestic and foreign laws and regulations regarding privacy and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules.

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

Regulation of privacy, data protection and data security has also become more stringent in foreign jurisdictions. For example, the EU adopted the GDPR, which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, including, as applicable, contractual privacy, data protection, and data security commitments, expanded disclosures to data subjects about how their personal information is used, honoring individuals’ data protection rights, limitations on retention of personal information, additional requirements pertaining to sensitive information (such as health data) and pseudonymized (i.e., key-coded) data, data breach notification requirements, and higher standards for obtaining consent from data subjects. Penalties for non-compliance with the GDPR can be significant and include fines in the amount of the greater of €20 million or 4% of global turnover and restrictions or prohibitions on data processing, which could hinder our ability to do business in the EU, reduce demand for our services and adversely impact our business and results of operations. The GDPR also provides that EU member states may implement further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Assisting parties with whom we exchange personal data in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

Furthermore, European privacy, data protection, and data security laws, including the GDPR, generally restrict the transfer of personal information from the U.K., European Economic Area, or EEA, and Switzerland to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There is uncertainty as to how to implement such safeguards and how to conduct such transfers in compliance with the GDPR, and certain safeguards may not be available or applicable with respect to some or all of the personal information processing activities necessary to research, develop and market our products and services. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the European Union and the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner. The decision by the Court of Justice and the announcement by the Swiss Commissioner both raised questions about whether one of the primary alternatives to the Privacy Shield frameworks, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses, which impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid mechanism for personal information transfers to the United States and other countries, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may limit our ability to conduct clinical trials in Europe and collaborate with other entities subject to European data protection laws. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses. Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

Human Capital Management

Employees

As of December 31, 2021, we had 444 full-time employees, 318 of whom were primarily engaged in research and development activities. Substantially all of our employees are located in San Francisco, California; Portland, Oregon; and Bellinzona, Switzerland. None of our employees are represented by a labor union and we consider our employee relations to be good.

As the clinical development of our product candidates progresses, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to sustain operations as a public company.

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

Our Corporate Information

We were incorporated under the laws of the State of Delaware on April 7, 2016. Our principal executive offices are located at 499 Illinois Street, Suite 500, San Francisco, California 94158, and our telephone number is (415) 906-4324. Our corporate website address is www.vir.bio. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this report is an inactive textual reference only. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors” section.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors as well as the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses and anticipate that we may continue to incur net losses in the foreseeable future and therefore, may not be able to maintain profitability.

Although we recorded net income for the year ended December 31, 2021, we have otherwise incurred accumulated net losses since inception in April 2016. We had net income of $528.6 million for the year ended December 31, 2021, and net loss of $298.7 million and $174.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $138.6 million.

We expect to continue to incur significant expenses and may continue to incur net losses in the foreseeable future. Since inception, we have devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We have received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, and a positive scientific opinion from the Committee for Human Medicinal Products, or CHMP, in the European Union, or EU, for sotrovimab (previously VIR-7831). To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Although we (through our collaborator Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK)) have recently entered into procurement agreements to supply sotrovimab to governments around the world and began to recognize revenue for sotrovimab, the extent of future revenue remains uncertain. However, there are no assurances that we will secure additional supply commitments from governments. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants, thus, sotrovimab may be rendered inferior or obsolete in the future. It could be several years, if ever, before we are able to commercialize any of our other product candidates. Any net losses we incur may fluctuate significantly from quarter to quarter and year to year. To remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, procuring commercial-scale manufacturing, marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may not be able to continue to generate revenue that is sufficient to offset our expenses and maintain profitability.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses, or if, we will be able to maintain profitability. If we are required by regulatory authorities to perform studies and trials in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase. For example, the FDA has asked for additional data to support our conclusion that the 500 mg IV dose of sotrovimab retains activity against the BA.2 Omicron subvariant based on our current modeling assumptions as well as safety data for higher doses. We could be required to perform additional studies and trials on sotrovimab based on any additional feedback we may receive from the FDA.

We may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a commercial-stage company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. Sotrovimab has received an EUA from the FDA and marketing authorization in the EU. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. We are in the early stages of seeking approval under a biologics license application, or BLA, and expanding our commercialization capabilities for sotrovimab. As an organization, we have not yet demonstrated an ability to successfully manufacture a BLA-approved, commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We currently have four technology platforms and eight product candidates in our development pipeline. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our technology platforms and product candidates.

We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

As of December 31, 2021, excluding restricted cash, we had cash, cash equivalents and investments of $909.5 million and by also excluding the equity investment in Brii Biosciences Limited, or Brii Bio Parent, we had $766.4 million. Based upon our current operating plan, we believe that the $766.4 million as of December 31, 2021 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We may also need to raise additional capital to complete the development and commercialization of our EUA product or our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

•
the timing, progress and results of our ongoing preclinical studies and clinical trials of our EUA product and other product candidates;
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
•
the costs, timing and outcome of regulatory review of our EUA product and other product candidates;
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

The COVID-19 pandemic and the evolution of new and existing variants of COVID-19 have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or commercialization efforts, which may adversely affect our business, financial condition, results of operations and prospects. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

If we raise additional capital through future collaborations, strategic alliances or licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

We received an EUA from the FDA for sotrovimab. If the FDA revokes or terminates our EUA for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, or the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of sotrovimab in the United States unless we can obtain FDA approval for this product and its currently authorized uses.

Sotrovimab is currently made available pursuant to an EUA we received from the FDA on May 26, 2021 for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at risk for progression to severe COVID-19, including hospitalization or death. The FDA will periodically review the circumstances and appropriateness of an EUA, including circumstances that might warrant revocation of the EUA. The review will include regular assessment based on additional information provided by the sponsor of the progress made with respect to the approval, licensure, or clearance of the unapproved product, or of the unapproved use of an approved product, for which an EUA was issued. The FDA may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety. Such circumstances may include significant adverse inspectional findings; reports of adverse events linked to, or suspected of being caused by, the EUA product; a material change in the risk/benefit assessment based on evolving understanding of the disease or condition and/or availability of authorized medical products; or a change in the approval status of the product may make an EUA unnecessary. An EUA may also be terminated upon a declaration by the Secretary of the Health and Human Services, or HHS, that the public health emergency has ended. We cannot predict how long our EUA will remain in effect, and we may not receive advance notice from the FDA regarding revocation of our EUA or withdrawal of the public health emergency declaration. If our EUA is terminated or revoked, sotrovimab will no longer be available in the United States unless and until we have obtained FDA approval of a BLA for the product. Changing policies and regulatory requirements could limit, delay or prevent further commercialization of sotrovimab and could adversely impact our business, financial condition, results of operations and prospects.

We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in connection with sotrovimab as a therapy for COVID-19. Market demand and utilization of sotrovimab or any of our other COVID-19 product candidates may be adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of vaccines and oral antivirals, the emergence of new viral variants, and the current challenges in the delivery and administration of mAbs to patients.

In response to the ongoing COVID-19 pandemic, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as sotrovimab and VIR-7832. Sotrovimab has received an EUA from the FDA and marketing authorization in the EU. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Also, we (through our collaborator GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world; however, there are no assurances that we will secure additional supply commitments from governments. We have not received regulatory approval for any of our other product candidates.

We are committing substantial financial resources, both internally and externally, and personnel to the development of a therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs. There are no assurances that there will be sufficient market demand for sotrovimab or our other COVID-19 product candidates. Market demand and utilization of sotrovimab or any of our other COVID-19 product candidates may be adversely impacted by factors such as the development of mAbs of other third parties, the rollout of vaccines and oral antivirals, the emergence of new viral variants, and the current challenges in the delivery and administration of mAbs to patients. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants, thus, sotrovimab may be rendered inferior or obsolete in the future, even if it were to gain widespread market acceptance initially. If sotrovimab is rendered inferior or obsolete in the future, our financial condition and business may be adversely affected.

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations and which will require significant additional funding. Our current estimated aggregate commitments to GSK under two separate master services agreements with Samsung Biologics Co., Ltd. and WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for drug substance, drug product and raw material were approximately $188 million as of December 31, 2021. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” and “Business—Manufacturing—Manufacturing Agreements.”

While we believe securing such manufacturing capacity and technological expertise is essential to the potential success of our SARS-CoV-2 antibody development programs, such capital commitments plus any future commitments, in the aggregate, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing arrangements in the future in order to create an effective supply chain for sotrovimab and our other COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity, which could adversely affect our business, financial condition, results of operations and prospects. We will need to raise substantial additional capital to fund the development of sotrovimab and our other product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all and our ability to obtain additional capital could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that we will secure additional supply commitments from governments, which may be material to the commercial success of sotrovimab and our product candidates, either in the United States or abroad.

There are also efforts by other companies in developing prophylactic vaccines against COVID-19. For example, in August 2021 Pfizer Inc.’s, or Pfizer, COVID-19 vaccine, Comirnaty®, which has been proven to be 95% effective in clinical trials, was approved by the FDA for individuals 16 years of age or older and is also available under EUA for individuals 12 through 15 years of age. In January 2022, Moderna, Inc.'s vaccine, Spikevax®, which has proven to be 94% effective in clinical trials, was approved by the FDA for individuals 18 years of age or older. In addition, in February 2021 Janssen Biotech, Inc. received EUA from the FDA for its COVID-19 vaccine, which has been proven to be 85% effective in clinical trials. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that there will be sufficient market demand for our COVID-19 therapies, that we will secure U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner and not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic, all of which may adversely impact our ability to commercialize a therapy for COVID-19. In addition, several organizations have already secured significant commitments from governments to purchase COVID-19 antibodies, oral antivirals, and vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to successfully commercialize a therapy for COVID-19. Additionally, the availability of superior or competitive therapies, or preventative measures such as vaccines or oral antivirals, coupled with the transient nature of pandemics, could negatively impact or eliminate demand for our COVID-19 therapies. For additional information regarding our competition see the section below titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

Our near-term success is dependent on the successful commercialization of sotrovimab for the early treatment of COVID-19, including our ability to enter into additional procurement contracts with government entities. If we are unable to successfully commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected. In addition, sotrovimab may be rendered inferior or obsolete, even if it were to gain widespread market acceptance initially.

Our near-term success is dependent on the successful commercialization of sotrovimab, which is our only currently available commercial product. The commercial success of sotrovimab will depend on a number of factors, some of which are outside of our control, including the following:

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
•
perceptions by the public and members of the medical community, including physicians, as to the safety and efficacy of sotrovimab as well as the accuracy and sufficiency of clinical evidence supporting its performance;
•
demand from the public and members of the medical community for sotrovimab;
•
the availability, perceived advantages, relative cost, relative convenience and relative efficacy of sotrovimab compared to other COVID-19 therapies as well as the accuracy and sufficiency of clinical evidence supporting its performance;
•
the ability of sotrovimab to be effective in patients with COVID-19 and its variants;
•
positive or negative media coverage of sotrovimab;
•
the effectiveness of our marketing and sales efforts;
•
our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of sotrovimab;
•
the ability to enter into additional procurement contracts with government entities, and our ability to meet our obligations under such contracts;
•
our reliance on GSK and other collaborators for development, commercialization and manufacturing of sotrovimab;
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

In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants, thus, sotrovimab may be rendered inferior or obsolete, even if it were to gain widespread market acceptance initially. Initial feedback from the FDA question our conclusion that the 500 mg IV dose of sotrovimab retains activity against the BA.2 Omicron subvariant based on our current modeling assumptions, and the FDA has asked for additional data to support our position. The FDA also requested safety data for higher doses. Both have been provided to the FDA and we are awaiting further correspondence. We could be required to perform additional studies and trials on sotrovimab based on any additional feedback we may receive from the FDA or the FDA could amend the terms of our EUA to limit the circumstances under which sotrovimab could be used as an early treatment for COVID-19.

If we are unable to successfully commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected.

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

We have invested a significant portion of our time and financial resources in the development of our product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and successfully commercialize our EUA product and other product candidates, if approved, in a timely manner. We may face unforeseen challenges in our product development strategy, and we can provide no assurances that our product candidates will be successful in clinical trials or will ultimately receive regulatory approval.

We initiated clinical trials for multiple product candidates. Sotrovimab has received an EUA from the FDA and marketing authorization in the EU. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. The FDA may, under certain circumstances, revise or revoke an EUA. If our EUA is terminated or revoked, sotrovimab will no longer be available in the United States unless and until we have obtained FDA approval of a BLA for the product. We have not obtained BLA approval for sotrovimab or any other product candidate to date. We operate in a highly regulated field, and it is possible that any product candidate we may seek to develop in the future will not obtain regulatory approval.

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

We have limited financial and management resources and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater market potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, strategic alliances, licensing or other royalty arrangements in circumstances under which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we may not be successful in replicating our approach to development for other disease indications. If we are unsuccessful in identifying and developing additional product candidates or are unable to do so, our business may be harmed.

We are developing, and in the future may develop, other product candidates in combination with other therapies, which exposes us to additional risks.

We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We have an ongoing Phase 2 clinical trial that combines VIR-2218 with pegylated interferon-alpha and a Phase 2 clinical trial that combines VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

If the FDA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval.

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

As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval, which could mean we will suffer setbacks. Any such setbacks could negatively impact our business, financial condition, results of operations and prospects.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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

As part of our T cell platform, our approach is to use human CMV, or HCMV, as a vaccine vector to potentially treat and prevent pathogens refractory to current vaccine technologies because HCMV may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. Safety and toxicity trials for this technology have so far only been conducted in animal species, in which HCMV has limited ability to replicate. If our first clinical trial for VIR-1111 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidates and any other potential products based on HCMV-vector technology may be significantly limited or become impossible. Also, because our HCMV-vector technology is novel, regulatory agencies may lack experience with product candidates such as VIR-1111, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. In addition, our HCMV-vector technology utilizes live-attenuated, genetically-modified organisms for which the FDA, the EMA, and other comparable foreign regulatory authorities and other public health authorities, such as the Centers for Disease Control and Prevention and hospitals involved in clinical trials, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates.

Further, we, the FDA, a foreign regulatory authority or an institutional review board may place a full or partial hold on our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA or foreign regulatory authority finds deficiencies in our investigational new drug, or IND, applications or clinical trial applications, respectively, or the conduct of these trials. Moreover, we may not be able to file INDs to commence additional clinical trials on the timelines we expect because our filing schedule is dependent on further preclinical and manufacturing progress. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenue from our product candidates may be delayed.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing sotrovimab and VIR-7832 for the treatment of COVID-19, VIR-2218 and VIR-3434 for the treatment of HBV, VIR-2482 for the prevention of influenza A, and VIR-1111 for the prevention of human immunodeficiency virus, or HIV. In particular, clinical trials for prophylaxis tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. The enrollment and retention of patients in the clinical trials for sotrovimab and VIR-7832 for the treatment of COVID-19 may be disrupted or delayed as a result of clinicians’ and patients’ perceptions as to the potential advantages of sotrovimab and VIR-7832 in relation to other available therapies, including products that have been recently authorized under EUAs or approved and licensed through NDAs and BLAs to treat COVID-19 as well as any other new products that may be approved in the future for the treatment of COVID-19. While we have active clinical trial sites in the Ukraine and nearby European countries, if political or civil conditions require it, our sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

Our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. Any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to ensure their actual performance.

The continued spread of COVID-19 globally, or the evolution of new variants of COVID-19 that are more contagious, have more severe effects or are resistant to treatments or vaccinations, could adversely impact our preclinical or clinical trial operations in the United States, including our ability to enroll and retain patients as well as CROs and clinical trial site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and subsequently updated it, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above. Accordingly, an inability to enroll a sufficient number of patients for the clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether.

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

We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates pursuant to which we license a number of technologies to form our technology platforms. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved. We may in the future be required to make these payments, which could adversely affect our financial condition. In addition, we cannot be certain that we will achieve the results or benefits that justify entering into these agreements. For additional information regarding these and other collaboration, license and grant agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements.”

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

Our current and future strategic collaborations and licenses could subject us to a number of risks, including the following:

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in acquiring third-party contract manufacturing capacity and raw materials, recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Since the beginning of the COVID-19 pandemic, and even before, there has been substantial research in the development of new drugs and biologics to address diseases caused by the coronavirus. Numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which are further along in the development process than we are. Other parties may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy that is easier to deliver and administer to patients in a timelier manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Companies with antibodies in clinical development include AbbVie, Inc., Adagio Therapeutics, or Adagio, AstraZeneca plc, or AstraZeneca, Brii Bio, Celltrion Healthcare Co., Ltd., Eli Lilly and Company, or Eli Lilly, and Regeneron Pharmaceuticals, Inc. Companies with oral antivirals in clinical development include Shionogi Inc., Gilead Sciences, Inc., or Gilead, and others. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A. The industry and competitive landscape for COVID-19 treatments is rapidly changing, and we could have more competition in the future.

The availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the unpredictable nature of pandemics and the prevalence of new variants of COVID-19, could negatively impact or eliminate demand for our COVID-19 therapies. Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 16 years of age or older, Moderna, Inc.’s COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen Biotech, Inc. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck & Co., Inc., or Merck, for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, paxlovid, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. In February 2022, the FDA approved an EUA for Eli Lilly's antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. Merck, Pfizer and Eli Lilly have all been successful in securing government support and funding. AstraZeneca’s AZD7442, a cocktail of two monoclonal antibodies, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials. Other companies like AstraZeneca and Adagio have been successful in securing government support and funding, respectively, and are in the process of developing antibody therapies that, if successful, could be effective against known viral variants and be administered via intramuscular, or IM, injection.

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

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Even if any product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for any approved product will be subject to regulatory requirements and continuing regulatory review. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved or authorized label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and comparable foreign regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued.

Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines, among other actions. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval.”

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing them, if and when they are approved.

To successfully commercialize any product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability, and have no experience as a company in commercializing products. Establishing sales and marketing capabilities will be particularly important to the commercial success of our product candidates that target diseases with large patient populations throughout the world. We may seek to enter into collaboration agreements with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. For example, GSK is primarily responsible for the commercialization of sotrovimab. If any current or future collaborators, including GSK, do not commit sufficient time or resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel, and will have to compete with those companies to recruit, hire, train and retain any of our own marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

In addition, on June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the U.K. left the EU on January 31, 2020, and a transition period to December 31, 2020, was established to allow the U.K. and the EU to negotiate the U.K.’s withdrawal. As a result, effective January 1, 2021, the U.K. is no longer part of the European Single Market and European Union Customs Union. A co-operation agreement was signed between the U.K. and the EU in December 2020 which has been applied provisionally since January 1, 2021, until it is ratified by all parties to that agreement. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the U.K. remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business.

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

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development and approval stages. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Sotrovimab completed a Phase 2 clinical trial evaluating an IM formulation. In the second quarter of 2021, we initiated and completed an additional Phase 3 clinical trial evaluating an IM formulation of sotrovimab and a Phase 1b/2a clinical trial for VIR-7832, also a SARS-CoV-2-neutralizing mAb. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19, variants of the disease and how the disease affects the human body, which may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates. For example, the FDA has asked for additional data to support our conclusion that the 500 mg IV dose of sotrovimab retains activity against the BA.2 Omicron subvariant based on our current modeling assumptions as well as safety data for higher doses. We could be required to perform additional studies and trials on sotrovimab based on any additional feedback we may receive from the FDA.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. Our EUA for sotrovimab, for example, authorizes us to distribute sotrovimab prior to full FDA approval. However, the FDA may revoke an EUA where it is determined that the underlying public health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways, including if one of our COVID-19 product candidates, such as sotrovimab, is not yet approved by the FDA and if we and our commercialization and manufacturing partners have invested in the commercialization and manufacturing of such product candidate under an EUA.

If any of our future small molecule drug product candidates obtain regulatory approval, competitors could enter the market with generic or follow-on versions of such products, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator drug product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book, see the section titled “—Risks Related to Our Intellectual Property— Patent terms may be inadequate to protect our competitive position on our product candidates or any products approved in the future for an adequate amount of time and additional competitors could enter the market with generic or biosimilar versions of such products.”

Accordingly, if any of our future small molecule drug product candidates are approved, competitors could file ANDAs following the expiration of regulatory exclusivity for generic versions of these products or 505(b)(2) NDAs that reference our products. If competitors are able to obtain marketing approval for generics referencing our small molecule drug product candidates, such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. They may also be prescribed by healthcare providers for off-label uses that are otherwise protected by regulatory exclusivity. For additional information regarding competition, see the section titled “Business—Competition.”

Any biologic, or large molecule, product candidates for which we intend to seek approval may face competition sooner than anticipated.

If we are successful in achieving regulatory approval to commercialize any biologic product candidate faster than our competitors, such product candidates may face competition from biosimilar products. In the United States, large molecule product candidates generally are regulated by the FDA as biologic products subject to approval and licensure under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. For additional information regarding biosimilars and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity.”

If competitors are able to obtain marketing approval for biosimilars referencing our large molecule product candidates, if approved and after the expiration of regulatory exclusivity, such products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. In addition, the extent to which any regulatory exclusivity may apply to products authorized under an EUA is unclear. For additional information regarding competition, see the section titled “Business—Competition”.

In addition, we may also face competition from product candidates that receive EUA approval, which could negatively impact sales of our EUA product and other product candidates. For example, numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which have received full approval or EUAs from the FDA. For additional information regarding competition, see the section titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

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

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our EUA product and additional product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval”. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our EUA product or any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Additionally, in August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the Bipartisan Budget Act of 2018, will continue through 2031. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. Further, in February 2021 the FDA issued guidance strongly recommending that individual monoclonal antibody products be developed with the expectation that they will be combined with one or more monoclonal antibody products that bind to different epitopes to minimize the risk of losing activity against emergent variants. This type of government action could have a negative impact on our business, financial condition, results of operations and prospects.

Additionally, as a result of litigation challenging the interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, on August 10, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021 the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval or marketing authorizations that may have been obtained and we may not achieve or sustain profitability. For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform”.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our EUA product and any approved product, which could have an adverse effect on demand for our EUA product and other product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We interact with officials and employees of government agencies and government-affiliated hospitals, universities and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad or to obtain necessary permits, licenses and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, collaborators and agents, even if we do not explicitly authorize such activities.

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

We are currently manufacturing material for product candidates of three different modalities: mAbs, HCMV-based vaccines and siRNAs. Except for limited process development and quality control testing capabilities in certain of our facilities, we do not own or operate facilities for full process development or product manufacturing, storage and distribution, or testing. We are dependent on third parties to develop the manufacturing process and manufacture the clinical supplies of our current and any future product candidates. We have established relationships with multiple contract development and manufacturing organizations, or CDMOs, that have produced material to support our preclinical, Phase 1, 2, and 3 clinical trials. We have limited experience manufacturing our product candidates on a commercial scale, and we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our future product candidates. Certain of our product candidates may have to compete with existing and future products, such as the annual flu vaccine or any current or future COVID-19 vaccine, that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.

The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA or BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with the cGMP requirements. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

We also intend to rely on third-party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization. There is, however, no assurance that our third-party manufacturers will meet our working assumptions of manufacturing titer and yield per batch of our product candidates. Any reduction in anticipated manufacturing titer and yield per batch may adversely impact our ability to meet market demand for any approved product. Furthermore, if we are not able to produce supply at low enough costs, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, we currently rely on a strategic collaborator and foreign CDMOs, including a CDMO in China, which we, in part, rely on for the clinical development, manufacturing, and commercialization of our proprietary antibodies developed for SARS-CoV-2, and will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

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
•
inability of our third-party manufacturers to execute technology transfers, manufacturing procedures and other logistical support requirements appropriately or on a timely basis;
•
inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•
breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•
reliance on single sources for product raw materials or components;
•
lack of qualified backup suppliers for those raw materials or components that are currently purchased from a sole or single-source supplier;
•
lack of ownership to the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•
disruptions to operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•
disruptions caused by geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters or public health pandemics or epidemics, including, for example, the ongoing COVID-19 pandemic; and

•
carrier disruptions or increased costs that are beyond our control.

We cannot be sure that single source suppliers for our product raw materials or components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these raw materials or components for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results.

Furthermore, there are a limited number of suppliers and manufacturers that supply synthetic siRNAs. Alnylam Pharmaceuticals, Inc., or Alnylam, is currently supplying clinical material for our VIR-2218 Phase 1/2 clinical trial through its CDMOs. We will assume responsibility for technology transfer and manufacturing ahead of any Phase 3 clinical trials for VIR-2218. Alnylam currently relies on a limited number of suppliers and CDMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of Alnylam and Alnylam’s CDMOs to meet our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs. Included in these risks are potential delays or raw materials and component shortages including as a result of the ongoing COVID-19 pandemic, synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CDMO’s facility and ability to comply with the applicable manufacturing requirements, including use of the proper raw materials and components, which could result in unusable product. This would cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we may need to secure alternative suppliers of synthetic siRNAs and/or key raw materials and components, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

In addition, manufacturers may have little or no experience with viral vector products and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our HCMV vector-based product candidates. The challenges to HCMV-based vaccine manufacturing include the large size of the virus, which precludes terminal sterile filtration, and the attenuation of the engineered human virus, which dramatically reduces high growth yields during manufacturing. To address these challenges, we have made significant internal investments in process development and scale-up, largely funded by grants from the Bill & Melinda Gates Foundation. We have established a cGMP process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred and executed at CDMOs specializing in live vaccine manufacturing. However, the existing process will require additional process development and scale-up for later stages of clinical development and commercial supply.

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

The U.S. government has made statements and taken actions in recent years that have led to certain changes and may lead to additional changes to U.S. and international trade policies, including imposing several rounds of tariffs affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018 announced further tariffs targeting goods imported from China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. While we have only recently started commercialization of sotrovimab under EUA, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for sotrovimab or our product candidates, the competitive position of sotrovimab or our product candidates, and import or export of raw materials and product used in our drug development activities and commercial manufacturing, particularly with respect to raw materials and product that we import from China, including pursuant to our manufacturing arrangements with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In addition, if the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates, or could result in licensees seeking release from their license agreements.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our service providers or our licensors to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or technologies, including as a result of geopolitical events such as civil or political unrest (including the ongoing conflict between Ukraine and Russia), we may not be able to use such patents and patent applications or stop a competitor from marketing products that are the same as or similar to our product candidates, which would have an adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

In addition, if we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us or out-licensed by us, any of the foregoing could expose us to liability to the applicable patent owner or licensee, respectively.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of such product candidate. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit. For additional information regarding the Hatch-Waxman Act and exclusivity, see the section titled “Business—Government Regulation and Product Approval.”

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our EUA product and other product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our EUA product and other product candidates may give rise to claims of infringement of the patent rights of others. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, derivation proceedings, post grant review and inter-partes review before the USPTO. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all, and if such an instance arises, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Parties making claims against us may also seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our EUA product or other product candidates.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have an adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. We may also have to redesign our products, which may not be commercially or technically feasible or require substantial time and expense. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from manufacturing and commercializing our EUA product or current or any future product candidates or force us to cease some or all of our business operations, which could harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time-consuming and would divert management’s attention from our core business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

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

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications as a result of the work they performed on our behalf. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Issued patents may be challenged by third parties in the courts or patent offices in various countries throughout the world. Invalidation proceedings may result in patent claims being narrowed, invalidated or held unenforceable. Uncertainties regarding the outcome of such proceedings, as well as any resulting losses of patent protection, could harm our business.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Some countries do not enforce patents related to medical treatments, or limit enforceability in the case of a public emergency. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

In addition to seeking patent and trademark protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we rely on third parties to help us discover, develop and manufacture our current and any future product candidates, or if we collaborate with third parties for the development, manufacturing or commercialization of our current or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development collaborations or similar agreements.

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

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

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

We entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in January 2022, which amends and restates the letter agreement with the Billi & Melinda Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Bill & Melinda Gates Foundation purchased $20.0 million of shares of our convertible preferred stock and purchased $40.0 million of shares of our common stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation.”

If we fail to comply with (i) our obligations to use the proceeds of the Bill & Melinda Gates Foundation’s investment for the purposes described in the paragraph above and to not use such proceeds for specified prohibited uses, (ii) specified reporting requirements or (iii) specified applicable laws, or if we materially breach our specified global access commitments (any such failure or material breach, a specified default), we will be obligated to redeem or arrange for a third party to purchase all of our stock purchased by the Bill & Melinda Gates Foundation under the Gates Agreement, at the Bill & Melinda Gates Foundation’s request, at a price equal to the greater of (1) the original purchase price or (2) the fair market value, which amount may increase in the event of a sale of our company or all of our material assets relating to the Gates Agreement. Additionally, if a specified default occurs or if we are unable or unwilling to continue the HIV program, tuberculosis program, vaccinal antibody program or, if applicable, the mutually agreed additional program (except for scientific or technical reasons), or if we institute bankruptcy or insolvency proceedings, then the Bill & Melinda Gates Foundation will have the right to exercise a non-exclusive, fully-paid license (with the right to sublicense) under our intellectual property to the extent necessary to use, make and sell products arising from such programs, in each case solely to the extent necessary to benefit people in the developing countries in furtherance of the Bill & Melinda Gates Foundation’s charitable purpose.

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

We have in the past and may in the future seek to acquire or invest in additional businesses and/or technologies that we believe complement or expand our product candidates, enhance our technical capabilities or otherwise offer growth opportunities in the United States and internationally. The pursuit of potential acquisitions and investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold, which is discussed in greater detail under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

In addition, in connection with our acquisitions of TomegaVax, Humabs and Agenovir, we are required to make future contingent payments upon the achievement of certain milestones. We may in the future be required to make these payments, which could adversely affect our financial condition. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Acquisition Agreements”.

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

We have experienced significant growth in our organization in recent years and expect to continue to expand, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2021, we had 444 full-time employees, an increase of 117 employees compared to December 31, 2020. We have experienced significant growth in the number of our employees and the scope of our operations in recent years, particularly in the areas of research, development and regulatory affairs, and we expect to continue to experience growth as the clinical development of our product candidates progresses. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel all within the context of the rapidly evolving global pandemic of COVID-19. We continue to closely monitor the COVID-19 pandemic and will evolve our expansion plans as needed. As a result of the global pandemic, the majority of our workforce has been working from home since March 2020. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. We have implemented plans to reopen our offices to allow employees to return when appropriate. Although these plans are consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should the COVID-19 situation change, there is uncertainty regarding the long-term impact that the COVID-19 pandemic has had on the nature of the office environment and remote working, which could present operational and workplace culture challenges as we seek to expand our organization. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that have joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CDMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our ability to develop our product candidates could be disrupted if our operations or those of our suppliers are affected by geopolitical events, man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

Quarantines, shelter-in-place and similar government orders, or the perception that such orders or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our CDMOs that we use to supply our early-stage product candidates are located in China, where the COVID-19 outbreak was first reported and where there have been government-imposed quarantines. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the COVID-19 outbreak in the region or other regions may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates.

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

For example, we, our third-party vendors, and our partners' third-party vendors have experienced social engineering efforts (including phishing attacks) designed to gain unauthorized access to our systems and information, including recent business email and system compromises. Similarly, we and our partners' third-party vendors may be a target of other phishing attacks, social engineering attacks and other cyber-attacks in the future. If a data security breach affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged or our operations disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. Such laws may include HIPAA and the Health Information Technology for Economic and Clinical Health Act, or HITECH. Under these laws specifically, notice of certain security breaches must be made to affected individuals, the Secretary of the Department of HHS, and, for extensive breaches, to the media or state attorneys general. Such a notice could further harm our reputation and our ability to compete. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Furthermore, a data security breach could result in fines, increased costs or loss of revenue and we could incur liability (such as through regulatory fines and penalties as well as private claims), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Additionally, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

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

We receive, process, store and use personal information and other data about our clinical trial participants, employees, collaborators and others. We are, or may become, subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, industry standards, as well as policies, contracts and other obligations that apply to the processing of personal information by us and on our behalf, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We strive to comply with all applicable data protection requirements and obligations; however new laws, policies, codes of conduct and legal obligations may arise, continue to evolve, be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and conflict with one another. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable data protection requirements may result in governmental enforcement actions (including fines, penalties, judgments, settlements, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information, orders to destroy or not use personal information, imprisonment of company officials and public censure), civil claims, litigation, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, operations and financial performance, interrupt or stop clinical trials, limit our ability to develop or commercialize our products, or require us to revise or restructure our operations. With substantial uncertainty over the interpretation and application of these laws, regulations and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our efforts to do so. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval—Privacy Laws.”

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad, (iii) laws that require the true, complete and accurate reporting of financial information or data and (iv) insider trading laws that restrict the buying and selling of shares of our common stock while in possession of material non-public information. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. In addition, during the course of our operations, our directors, executives and employees may have access to material non-public information regarding our business, our results of operations or potential transactions we are considering. We may not be able to prevent a director, executive or employee from violating our insider trading policies and buying or selling, or “tipping” others who might buy or sell, shares of our common stock on the basis of, or while having access to, material non-public information. If a director, executive or employee was to be investigated, or an enforcement action was to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price

It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

Although we recorded net income for the year ended December 31, 2021, we have otherwise incurred accumulated net losses since inception and have no assurances that we will continue to be profitable in the near future. As of December 31, 2021, we had net operating loss carryforwards of $24.2 million for federal tax purposes and $126.6 million for state tax purposes. If not utilized, federal carryforwards will begin expiring in 2035 and state carryforwards will begin expiring in 2031. Our ability to use our federal and state net operating losses to offset potential future taxable income is dependent upon our generation of future taxable income before any expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past or as a result of the IPO and may experience ownership changes as a result of future offerings and/or subsequent changes in our stock ownership (some of which shifts are outside our control). In addition, Agenovir has experienced at least one ownership change in the past resulting in a limitation under Section 382 of the Code, which has been accounted for in calculating our available NOL carryforwards. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

The Tax Cuts and Jobs Act of 2017 and the CARES Act include, among other things, changes to U.S. federal tax rates and the rules governing NOL carryforwards. For example, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after January 1, 2021. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward periods, as well as the new limitation on use of NOLs may impact our ability to utilize our NOLs to offset taxable income in the future.

Risks Related to Ownership of Our Common Stock

Our financial condition and results of operations may fluctuate from quarter to quarter and year to year, which makes them difficult to predict.

We expect our financial condition and results of operations to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold which may fluctuate from quarter to quarter and year to year, which is discussed in greater detail under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through February 22, 2022, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

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

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain in the foreseeable future.

We have incurred and we will continue incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and we will continue to incur significant legal, accounting, investor relations and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, pursuant to which the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over time, however, we are no longer an emerging growth company as of December 31, 2020, and expect to incur additional compliance-related expenses as a result.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We were previously not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting while we were an emerging growth company. However, we are no longer an emerging growth company as of December 31, 2020. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. For a summary of these provisions, see the section titled “Anti-Takeover Provisions of Delaware Law and Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws—Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws” in Exhibit 4.3 Description of Capital Stock filed as part of this Annual Report on Form 10-K.

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
•
any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws;
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California, where we lease approximately 183,027 square feet of office, research and development, engineering, and laboratory space pursuant to three lease agreements that expire at various dates through 2033, two of which are renewable for additional one and five years, respectively.

We also have several other locations, including St. Louis, Missouri, where we lease approximately 60,649 square feet of office, research and development, and laboratory space pursuant to two lease agreements that expire at various dates through 2028; Portland, Oregon, where we lease approximately 10,559 square feet of office, research and development, engineering, and laboratory space pursuant to two lease agreements that expire at various dates through 2027, one of which is renewable for an additional five years; and Bellinzona, Switzerland, where we lease approximately 12,500 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement which expires on December 31, 2028, with an option to extend for five years.

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

Holders of Record

As of February 22, 2022, there were approximately 162 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 11, 2019 (the first day of trading of our common stock), through December 31, 2021 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission, or SEC, rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	VIR	Nasdaq Composite Index	Nasdaq Biotechnology Index
10/11/2019	$100.00	$100.00	$100.00
10/31/2019	$100.57	$102.92	$106.95
12/31/2019	$89.69	$111.36	$120.19
3/31/2020	$244.44	$95.57	$107.67
6/30/2020	$292.23	$124.84	$136.40
9/30/2020	$244.86	$138.61	$135.11
12/31/2020	$191.01	$159.96	$151.06
3/31/2021	$365.69	$164.41	$149.97
6/30/2021	$337.23	$180.02	$163.40
9/30/2021	$310.41	$179.33	$161.40
12/31/2021	$298.64	$194.18	$150.10

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On October 10, 2019, we completed our initial public offering, or IPO, and issued 7,142,858 shares of our common stock at an initial offering price of $20.00 per share. We received net proceeds from the IPO of approximately $126.4 million, after deducting underwriting discounts and commissions of approximately $10.0 million and expenses of approximately $6.4 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Cowen and Company, LLC and Barclays Capital Inc. acted as book-running managers for the IPO.

Shares of our common stock began trading on The Nasdaq Global Select Market on October 11, 2019. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-233604), which was declared effective on October 10, 2019.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 11, 2019, pursuant to Rule 424(b)(4). As of December 31, 2021, we have used all of the net offering proceeds from the IPO.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

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

Our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2021 and 2020, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2019 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2020 and 2019, are located in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021. For a detailed discussion on our business environment, please read Item 1. Business, included in this Annual Report on Form 10-K. For additional information on the risks that could negatively impact our business, please read Item 1A. Risk Factors, included in this Annual Report on Form 10-K.

Overview

We are a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are among the leading causes of death worldwide and can cause trillions of dollars of direct and indirect economic burden each year – as evidenced by the coronavirus disease 2019, or COVID-19, pandemic. We believe that now is the time to apply the recent and remarkable advances in immunology to combat current and prepare for future infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.

Our current pipeline consists of sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting COVID-19, hepatitis B virus, or HBV, influenza A virus, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

COVID-19

Sotrovimab is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing monoclonal antibody, or mAb, that incorporates Xencor, Inc.'s, or Xencor, Xtend™ technology.

•
In May 2021, the U.S. Food and Drug Administration, or FDA, granted an Emergency Use Authorization, or EUA, to sotrovimab for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. We also received a positive scientific opinion from the Committee for Human Medicinal Products in the European Union, or EU, for sotrovimab in May 2021. In June 2021, we announced confirmatory full results for the Phase 3 COVID-19 Monoclonal antibody Efficacy Trial - Intent to Care Early, or COMET-ICE, trial, which resulted in an adjusted relative risk reduction of 79% (p<0.001) in all-cause hospitalization for more than 24 hours or death due to any cause by Day 29 compared to placebo, meeting the primary endpoint of the trial. In December 2021, the European Commission granted marketing authorization to Xevudy® (sotrovimab) in the EU for the treatment of adults and adolescents at increased risk of progressing to severe COVID-19.
•
We have made significant progress increasing global patient access to sotrovimab in collaboration with Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK). Sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries.

•
To date, binding agreements have been received for the sale of approximately 1.7 million doses of sotrovimab worldwide.
o
In November 2021, we and GSK announced the sale of more than 750,000 doses globally to date, including multiple contracts with the U.S. government. Approximately 90% of those doses were delivered in 2021 and the remainder are expected to be delivered throughout the first half of 2022. The delivered doses led to the recognition of $917.2 million of sotrovimab collaboration revenue in 2021.
o
In January 2022, we and GSK announced the sale of an additional 600,000 doses to the U.S. government, which are expected to be delivered throughout the first quarter of 2022, and the sale of approximately 350,000 additional doses to other countries, which are expected to be delivered throughout the first half of 2022. Based solely on the binding agreements received to date, we expect to recognize approximately $1.1 billion of sotrovimab collaboration revenues when the doses are delivered in the first half of 2022.
•
We and GSK expect to manufacture approximately two million doses of sotrovimab in the first half of 2022, and additional doses in the second half of 2022.
•
During and following the fourth quarter, we announced preclinical data generated through pseudovirus testing demonstrating that sotrovimab retains neutralizing activity against the highly divergent Omicron variant (B.1.1.529).
•
In February 2022, we published pseudovirus data demonstrating a 16-fold shift in neutralization activity against the Omicron BA.2 subvariant. Our BA.2 results were derived from 10 independent experiments that were conducted using an optimized pseudovirus assay. This is the same assay that was used to generate data for previous variants. These data have been shared with regulatory agencies around the world. Initial feedback from the FDA question our conclusion that the 500 mg intravenous, or IV, dose of sotrovimab retains activity against the BA.2 Omicron subvariant based on our current modeling assumptions, and the FDA has asked for additional data to support our position. The FDA also requested safety data for higher doses. Both have been provided to the FDA and we are awaiting further correspondence.
•
The Health Care Provider Fact Sheet was recently updated to show that sotrovimab’s neutralization activity was reduced an average fold change in EC50 value of 16-fold against the SARS-CoV-2 Omicron B.1.1.529/BA.2 spike variant compared to wild-type. The Fact Sheet also noted that the clinical relevance of the 16-fold reduction in sotrovimab activity against the SARS-CoV-2 Omicron B.1.1.529/BA.2 variant is unknown.
•
As of February 28, 2022, the FDA noted on its EUA website that sotrovimab is currently authorized in all U.S. regions until further notice by the FDA.
•
In November 2021, we announced the results of the Phase 3, randomized, open-label COMET-Treatment of Acute COVID-19 with Intramuscular monocLonal antibody, or COMET-TAIL trial, which achieved its primary endpoint, demonstrating that 500 mg intramuscular, or IM, administration of sotrovimab (n=376) was non-inferior to 500 mg IV administration (n=378) for the early treatment of mild to moderate COVID-19 in high-risk, non-hospitalized adults and adolescents. Low rates of serious adverse events (≤1% in both arms) were observed. Based on the results of the COMET-TAIL trial, in January 2022, we and GSK submitted an application to the FDA requesting an amendment to the EUA for sotrovimab to include IM administration.
•
We and GSK plan to submit a Biologics License Application, or BLA, for sotrovimab to the FDA in the second half of 2022.
•
We and GSK are collaborating to assess the use of sotrovimab in uninfected immunocompromised patients to determine whether sotrovimab can prevent symptomatic COVID-19 infection. Two Phase 3 trials are expected to start in the second quarter of 2022. One is a platform trial and one is a company sponsored trial, COVID-19 Monoclonal antibody Efficacy Trial – Stop Transmission of Acute SARS-COV-2, or COMET-STAR. The primary endpoint for both trials is incidence of symptomatic PCR-confirmed COVID-19. The analysis of the primary endpoint of COMET-STAR will be event driven, and could be as early as the second half of 2022.
•
Sotrovimab is also being evaluated among patients hospitalized with COVID-19 in the U.K. as part of the Randomized Evaluation of COVID-19 Therapy, or RECOVERY, trial. Initial data are expected in the second half of 2022.

VIR-7832 is an investigational vaccinal SARS-CoV-2-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies. VIR-7832 shares the same characteristics as sotrovimab and has been engineered to potentially be a therapeutic T cell vaccine to further help treat and/or prevent COVID-19. The U.K.'s National Health Service-supported AGILE initiative evaluating VIR-7832 in a Phase 1b/2a trial of adults with mild to moderate COVID-19 remains ongoing. To date, no safety signals have been reported for the 50 mg, 150 mg and 500 mg dose cohorts. The first patient in the Phase 2a portion of the trial was dosed in February 2022. Additional data are expected in the first half of 2022.

HBV

VIR-2218 is an investigational HBV-targeting siRNA.

•
In June 2021, we announced clinical data from our Phase 2 trial of VIR-2218 alone and in combination with pegylated interferon alpha, or PEG-IFN-α. First, with VIR-2218 as monotherapy, the trial demonstrated a strong safety profile and a substantial, durable and dose dependent reduction of hepatitis B virus surface antigen, or HBsAg, through 48 weeks. Second, evaluating VIR-2218 alone and in combination with PEG-IFN-α for 12 weeks, more rapid and substantial declines in HBsAg compared to VIR-2218 alone were observed.
•
In November 2021, we announced additional data evaluating VIR-2218 in combination with PEG-IFN-α for 24 weeks. New findings demonstrated that concurrent initiation of VIR-2218 and PEG-IFN-α therapy resulted in earlier and more substantial HBsAg reductions compared to VIR-2218 alone or with PEG-IFN-α following a VIR-2218 lead-in. Also, three participants achieved HBsAg loss below the lower limit of quantification by Week 24; two of three achieved anti-HBs seroconversion. Additional data are expected in the first half of 2022.
•
VIR-2218 is also being evaluated in additional clinical trials with collaborators.

VIR-3434 is an investigational HBV-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies.

•
In July 2021, we initiated the Phase 2 Monoclonal Antibody siRNA Combination against Hepatitis B, or MARCH, trial to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection. Initial data are expected in the first half of 2022. As some of our clinical trial sites are in Ukraine and Moldova, we are monitoring the situation to determine any impact resulting from the current conflict in this region.
•
In November 2021, we announced that a single dose of six mg, 18 mg, or 75 mg of VIR-3434 resulted in rapid HBsAg reductions in most participants within approximately one week post-dose, and the largest and most sustained reductions in HBsAg were observed in the 75 mg cohort. Initial data are expected in the first half of 2022.

Influenza A virus

VIR-2482 is an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend technology. In August 2019, we initiated dosing in the Phase 1/2 clinical trial for VIR-2482. VIR-2482 has been well-tolerated in the approximately 100 healthy volunteers dosed in Phase 1. Anticipating an increase in the incidence of influenza in the Northern Hemisphere this coming winter, we expect to initiate a Phase 2 trial in the second half of 2022.

Additionally, we and GSK are evaluating the potential of several next-generation mAbs for influenza treatment and prevention, functional genomics applications for respiratory targets, and mAbs for non-influenza diseases under the collaboration agreement with GSK executed in May 2021, or the 2021 GSK Agreement. For details regarding the 2021 GSK Agreement, see Note 7—Collaboration and License Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

HIV

VIR-1111 is an investigational HIV T cell vaccine based on human cytomegalovirus, or HCMV. In December 2020, we initiated a Phase 1 trial of VIR-1111. No safety signals have been reported to date and we expect to have additional clinical data in the first half of 2022.

In January 2022, we announced an expansion of our collaboration with the Bill & Melinda Gates Foundation to include the advancement of innovative platform technologies in the development of broadly neutralizing antibodies designed to provide a “vaccinal effect” aimed at a functional cure of HIV and the prevention of malaria.

Financial Overview

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials.

We have financed our operations primarily through sales of our common stock from our initial public offering, subsequent follow-on offering and convertible preferred securities, and payments received under our grant and collaboration agreements. As of December 31, 2021, excluding restricted cash, we had $909.5 million in cash, cash equivalents and investments, and after excluding the equity investment in Brii Biosciences Limited, or Brii Bio Parent, we had $766.4 million. Based upon our current operating plan, we believe that $766.4 million as of December 31, 2021 will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity, Capital Resources and Capital Requirements—Future Funding Requirements” below for additional information.

Although we recorded net income for the year ended December 31, 2021, we have otherwise incurred accumulated net losses since inception and may continue to incur net losses in the foreseeable future. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Although we (through our collaborator GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world and began to recognize revenue for sotrovimab, the extent of future revenue remains uncertain. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Our net income was $528.6 million for the year ended December 31, 2021. Our net losses were $298.7 million and $174.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $138.6 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Although we began recognizing revenue for sotrovimab and have substantial deferred revenue under our 2021 GSK Agreement, we may continue to incur net operating losses for at least the next several years as the extent of future revenue remains uncertain. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative functions to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal process development, manufacturing and quality capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early- and late-stage product candidates in the near term. We continue to expand our internal capabilities and resources in process development, analytical development, quality, manufacturing and supply chain, which are supported by our San Francisco, California, and Portland, Oregon facilities that include laboratories for process development, production of HCMV research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 through Phase 3 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for our COVID-19 program, we and our collaborator GSK have executed manufacturing agreements with CDMOs having large-scale capacity to support future scale-up and product supply, particularly for potential commercialization.

COVID-19 Business Update

We have implemented a number of plans and policies designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. As a result of these developments, in March 2020, we implemented work-from-home policies for most of our employees. We have also implemented plans, which continue to evolve based on the current climate and response to the ongoing COVID-19 pandemic, to reopen our offices to allow employees to return when appropriate. Although these plans are based on a phased approach consistent with local government requirements, and focused on employee safety, and contemplate returning to remote work should new restrictions be implemented, there is uncertainty regarding the recent phased reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the CDMOs will be able to satisfy demand in a timely manner and not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic. For some of our clinical development programs, we are experiencing, and may continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

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

Components of Operating Results

Revenues

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. We (through our collaborator GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world, and we have begun recognizing revenue from our profit share under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement. However, the extent of future revenue remains uncertain. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

Our revenues consist of the following:

Collaboration revenue includes recognition of our profit share from the sales of sotrovimab pursuant to the 2020 GSK Agreement. Our contractual share of 72.5% from the sales of sotrovimab is applied to the revenue reported in the period by GSK, net of cost of goods sold and allowable expenses from both GSK and us (e.g., medical affairs, selling and marketing expenses) and adding back our expenses that appear elsewhere in the consolidated statement of operations (e.g., cost of revenue).

Contract revenue includes recognition of revenue generated from license rights issued to GSK, from research and development services under other third-party contracts, and from a clinical supply agreement with Brii Biosciences Offshore Limited, or Brii Bio.

Grant revenue is comprised of revenue derived from grant agreements with government-sponsored and private organizations.

License revenue from a related party is comprised of revenue related to Brii Bio’s exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in greater China recognized in the prior year.

Operating Expenses

Cost of Revenue

Cost of revenue currently represents royalties earned by third-party licensors on net sales of sotrovimab by us or our collaborators. We recognize these royalties as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to our licensors.

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

Research and development expenses consist primarily of costs incurred for our product candidates in development and prior to regulatory approval, which include:

•
expenses related to license and collaboration agreements, and change in fair value of certain contingent consideration obligations arising from business acquisitions;
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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. However, we may never succeed in achieving BLA or other similar approvals for sotrovimab or any of our product candidates. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants, thus, sotrovimab may be rendered inferior or obsolete in the future. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of sotrovimab or any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of personnel-related expenses for personnel in executive, finance and other administrative functions, facilities and other allocated expenses, other expenses for outside professional services, including legal, audit and accounting services, insurance costs and change in fair value of certain contingent consideration obligations arising from business acquisitions. Personnel-related expenses consist of salaries, benefits and stock-based compensation.

We expect our selling, general and administrative expenses to increase substantially in absolute dollars in the foreseeable future as we continue to support our continued research and development activities, and commercialization activities for our EUA product or any of our product candidates, if approved, and to grow our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

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

Provision for Income Taxes

Provision for income taxes consisted primarily of income tax on our domestic and foreign operations.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenues:
Collaboration revenue	$917,194	$—	$917,194
Contract revenue	169,874	44,498	125,376
Grant revenue	8,347	9,123	(776)
License revenue from a related party	—	22,747	(22,747)
Total revenues	1,095,415	76,368	1,019,047
Operating expenses:
Cost of revenue	65,865	—	65,865
Research and development	448,006	302,411	145,595
Selling, general and administrative	160,793	70,937	89,856
Total operating expenses	674,664	373,348	301,316
Income (loss) from operations	420,751	(296,980)	717,731
Other income (expense):
Change in fair value of equity investments	138,049	—	138,049
Interest income	439	2,836	(2,397)
Other expense, net	(9,437)	(4,467)	(4,970)
Total other income (expense)	129,051	(1,631)	130,682
Income (loss) before provision for income taxes	549,802	(298,611)	848,413
Provision for income taxes	(21,218)	(54)	(21,164)
Net income (loss)	$528,584	$(298,665)	$827,249

Revenues

The increase in collaboration revenue for the year ended December 31, 2021 compared to the same period in 2020 was due to our profit-sharing arrangement with GSK for the sale of sotrovimab under our 2020 GSK Agreement, for which there were no comparable revenues recognized in the prior year. Our contractual share of 72.5% from the sales of sotrovimab is applied to the revenue reported in the period by GSK, net of cost of goods sold and allowable expenses from both GSK and us (e.g., medical affairs, selling, and marketing expenses) and adding back our expenses that appear elsewhere in the consolidated statement of operations (e.g., cost of revenue).

The increase in contract revenue for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to $168.3 million related to the license granted to GSK upon execution of the 2021 GSK Agreement, partially offset by $43.3 million related to the license granted to GSK upon execution of our 2020 GSK Agreement in the prior year.

The decrease in grant revenue for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to a decrease of $3.4 million recognized under the amended grant agreement, originally entered into in January 2018, with the Bill & Melinda Gates Foundation relating to our HIV program attributable to a supplemental award received in the first quarter of 2020, partially offset by $2.2 million recognized in the fourth quarter of 2021 under the grant agreement entered into in November 2021 with the Bill & Melinda Gates Foundation.

The decrease in license revenue from a related party for the year ended December 31, 2021 compared to the same period in 2020 was due to the $22.7 million of revenue related to Brii Bio’s exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-2218 in greater China recognized in the prior year.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$132,355	$110,378	$21,977
Personnel	121,779	69,624	52,155
Contract manufacturing	31,613	36,985	(5,372)
Clinical costs	97,505	29,660	67,845
Other	64,754	55,764	8,990
Total research and development expenses	$448,006	$302,411	$145,595

The increase in research and development expenses for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to the following factors:

•
clinical costs increased by $67.8 million, which was primarily attributable to activities related to our sotrovimab, VIR-2218 and VIR-3434 clinical trials;
•
personnel-related expenses increased by $52.2 million, which was primarily attributable to an increase in our headcount;
•
licenses, collaborations and contingent consideration expenses increased by $22.0 million, which was primarily attributable to increases of $58.9 million in costs under our collaboration agreements with GSK, $9.2 million in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, due to the achievement of certain milestones in 2021 as well as changes in assumptions and probabilities used in calculating the fair value of the remaining liability, and $1.0 million in third-party milestone payments, partially offset by decreases of $31.8 million due to achievement of the first development milestone under our amended collaboration agreement with Alnylam Pharmaceuticals, Inc., or the Amended Alnylam Agreement, in the first quarter of 2020, $10.0 million payment to Alnylam resulting from Brii Bio's exercise of its option for VIR-2218 in the second quarter of 2020, and $6.4 million in collaboration costs under our Amended Alnylam Agreement;
•
other research and development expenses increased by $9.0 million, which was primarily attributable to increases of $6.4 million in the allocation of facilities and other costs due to an increase in our headcount and higher lease expense, and $2.7 million in sublicense fees due under a license agreement; and
•
contract manufacturing expense decreased by $5.4 million, which was primarily attributable to a decrease of $13.5 million in costs related to our COVID-19 product candidates mainly resulting from the completion of clinical manufacturing activities in the third quarter of 2020, partially offset by an increase of $8.2 million related to our HBV drug supply in the fourth quarter of 2021.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to increases of $39.4 million in fair value of the contingent consideration related to sales-based milestones from our acquisition of Humabs that were achieved in the fourth quarter of 2021, $39.0 million in personnel-related expenses resulting from additional headcount, and $10.6 million in external consulting services.

Change in Fair Value of Equity Investments

In July 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. In connection with the initial public offering, our investment in shares of Brii Bio Parent became a marketable equity investment and subsequently remeasured to fair value at each reporting period. For the year ended December 31, 2021, we recognized an unrealized gain of $138.0 million due to the change in fair value of the equity investment. No comparable amount was incurred for the same period in 2020.

Interest Income

The decrease in interest income was primarily due to lower interest rates and higher amortization of premium on investment balances for the year ended December 31, 2021 compared to the same period in 2020.

Other Expense, Net

The increase in other expenses for the year ended December 31, 2021 compared to the same period in 2020 was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Provision for Income Taxes

The increase in provision for income taxes for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to taxable income for 2021 attributable to significant collaboration revenue from the sale of sotrovimab as well as unrealized gain from the equity investment in Brii Bio Parent.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

To date, we have financed our operations primarily through sales of our common stock from our initial public offering and follow-on offering; sales of our convertible preferred securities; and payments received under our grant and collaboration agreements. As of December 31, 2021, excluding restricted cash, we had $909.5 million cash, cash equivalents and investments, and after excluding the equity investment in Brii Bio Parent, we had $766.4 million. In addition, as of December 31, 2021, we had a positive working capital balance and an accumulated deficit of $138.6 million. We have also entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, in 2020 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of December 31, 2021, no shares have been issued under the Sales Agreement.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2021 as noted above will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We anticipate raising additional capital through the sale of our equity securities, incurring debt, entering into collaboration, licensing or similar arrangements with third parties, or receiving research contributions, grants or other sources of financing to fund our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. Market volatility, inflation, interest rate fluctuations and concerns related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. See the section titled “Risk Factors—Risks Related to Our Financial Position and Capital Needs” for a description of certain risks that will affect our future capital requirements.

We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri, and Switzerland with contractual lease periods expiring between 2022 and 2033. As of December 31, 2021, we expect to make total lease payments of $185.4 million through 2033.

To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see the sections titled “Business—Our Collaboration, License and Grant Agreements” and “Business—Our Acquisition Agreements,” as well as Note 4—Acquisitions and Note 7—Collaboration and License Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For information related to our future commitments under our facilities and manufacturing agreements, see Note 9—Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(47,589)	$(190,941)
Investing activities	(140,814)	(9,862)
Financing activities	100,331	529,474
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(88,072)	$328,671

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $47.6 million. This consisted primarily of net income of $528.6 million and non-cash charges of $203.3 million, offset by an unrealized gain of $138.0 million on our equity investment, payment of contingent consideration of $8.1 million for the achievement of a milestone related to our TomegaVax acquisition, a gain of $4.8 million from a sublease termination, and an increase in our net operating assets of $628.4 million. The change in our net operating assets of $628.4 million was primarily due to an increase in receivable from collaboration by $773.1 million resulting from our profit share from the sale of sotrovimab, and an increase in prepaid expenses and other current assets of $3.7 million, partially offset by an increase in deferred revenue of $92.0 million driven by the upfront fee received under the 2021 GSK Agreement, and an increase in accrued liabilities and other long-term liabilities of $58.5 million due to timing of payments. The non-cash charges of $203.3 million primarily consisted of $91.8 million for revaluation of contingent consideration, $83.8 million for stock-based compensation expense, $15.2 million for deferred income tax expense, $6.2 million for noncash lease expense, and $5.3 million for depreciation and amortization.

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

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $140.8 million. This consisted primarily of purchases of investments of $420.2 million and property and equipment of $21.8 million, partially offset by $301.2 million in proceeds received from investments that matured during the period.

During the year ended December 31, 2020, net cash used in investing activities was $9.9 million. This consisted primarily of purchases of investments of $403.8 million and purchases of property and equipment of $6.5 million, partially offset by $400.3 million in proceeds received from investments which matured during the period.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $100.3 million. This consisted primarily of proceeds received from the issuance of our common stock to Glaxo Group Limited (an affiliate of GSK) of $85.2 million in March 2021, from exercises of stock options of $13.1 million, and from issuance of common stock under our employee stock purchase plan of $2.3 million.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The critical accounting policies, estimates and judgments that we believe to have the most significant impacts to our consolidated financial statements are described below. For more detail on our critical accounting policies, refer to Note 2—Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Collaboration, License and Contract Revenue

Under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements, or ASC 808, we first determine which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, we apply the revenue recognition model under ASC 606 or other guidance, as deemed appropriate. When we are considered an agent in elements of collaboration arrangements within the scope of ASC 808, we record our share of collaboration revenue in the period in which such sales occur. We are considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the revenue reported by our collaboration partners, net of cost of goods sold and allowable expenses (e.g. medical affairs, selling and marketing expenses) in the period. In order to record collaboration revenue, we utilize certain information from our collaboration partner, including revenue from the sale of the product, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses.

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

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on their estimated standalone selling prices, or SSP. We estimate the SSP for each distinct performance obligation by considering information such as market conditions, entity-specific factors, and information about our customer that is reasonably available to us. We consider estimation approaches that allow us to maximize the use of observable inputs. These estimation approaches may include the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach. We also consider whether to use a different estimation approach or a combination of approaches to estimate the SSP for each distinct performance obligation. Developing various assumptions, including treatable patient population, expected market share, probability of success and product profitability, and discount rate based on weighted-average cost of capital, to determine the estimated SSP of a distinct performance obligation requires significant judgment. Accordingly, these assumptions are subject to uncertainty, and changing the methodology and/or assumptions could materially impact the estimated SSP for distinct performance obligations, and as a result, the amount and/or timing of revenue recognition.

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

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the SSP of identified performance obligations, and estimating the progress towards satisfaction of performance obligations.

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

For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of the fair value of our contingent consideration liability.

Recent Accounting Pronouncements Not Yet Adopted

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $363.4 million as of December 31, 2021, which primarily consisted of money market funds. We also had short- and long-term investments of $418.6 million as of December 31, 2021. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2021.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Annual Report on Form 10-K, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the consolidated statements of operations and were not material for the years ended December 31, 2021, 2020 and 2019.

Equity Investment Risk

We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our consolidated statements of operations. The fair value of these equity securities was approximately $143.1 million as of December 31, 2021. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock prices of these equity securities would increase or decrease their fair value as of December 31, 2021 by approximately $14.3 million.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of Vir Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vir Biotechnology, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Initial accounting for Stock Purchase Agreement with Glaxo Group Limited and Preliminary and Definitive Collaboration Agreement with Glaxo Wellcome UK Limited (collectively “2021 Expanded GSK Collaboration”)

Description of the Matter

As discussed in Note 7 to the consolidated financial statements, the Company entered into the 2021 Expanded GSK Collaboration. Auditing management’s initial application of the relevant US GAAP guidance under Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers and ASC 808, Collaborative Arrangements, related to the 2021 Expanded GSK Collaboration, was especially challenging due to the complex nature of its terms and conditions and the significant judgment required in estimating the standalone selling price for the identified performance obligations. In particular, the determination of estimated standalone selling price was based on various assumptions, including treatable patient population, expected market share, probability of success and product profitability.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the terms and conditions of the 2021 Expanded GSK Collaboration and application of the appropriate accounting guidance. We also tested controls over management’s process to estimate the standalone selling price for the distinct performance obligations. For example, we tested controls over management’s review of the significant assumptions used to develop the standalone selling price estimates. We also tested controls to validate that the data used in the standalone selling price estimates were complete and accurate.

To test the Company’s application of the accounting guidance to the 2021 Expanded GSK Collaboration, we performed audit procedures that included, among others, reviewing the related contracts, obtaining direct confirmation of contract terms and conditions with GSK, assessing management’s application of the appropriate accounting guidance, evaluating the Company’s use of appropriate estimation methodologies with the assistance from a valuation specialist, evaluating sensitivity analyses to determine which assumptions had the greatest impact on the overall standalone selling price allocation, and testing the completeness and accuracy of the underlying data. Our procedures over the most significant assumptions included comparing assumptions to current industry, market, and economic trends. For example, we evaluated the probability of success rates used by considering the phase of development for the related programs at the transaction date and compared those rates to published industry benchmarks.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2017.

Redwood City, California

February 28, 2022

VIR BIOTECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$347,815	$436,575
Short-term investments	217,182	300,286
Restricted cash and cash equivalents, current	8,594	7,993
Receivable from collaboration	773,079	—
Equity investments	143,148	—
Prepaid expenses and other current assets	73,003	27,511
Total current assets	1,562,821	772,365
Intangible assets, net	33,287	33,820
Goodwill	16,937	16,937
Property and equipment, net	42,834	17,946
Operating right-of-use assets	87,220	61,947
Restricted cash and cash equivalents, noncurrent	7,006	6,919
Long-term investments	201,388	—
Other assets	2,775	8,827
TOTAL ASSETS	$1,954,268	$918,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,521	$5,077
Accrued and other liabilities	236,512	76,936
Deferred revenue, current portion	98,209	6,451
Contingent consideration, current portion	—	10,600
Total current liabilities	341,242	99,064
Deferred revenue, noncurrent	3,815	3,815
Operating lease liabilities, noncurrent	133,561	66,556
Contingent consideration, noncurrent	22,822	25,374
Deferred tax liability	18,439	3,253
Other long-term liabilities	2,540	3,847
TOTAL LIABILITIES	522,419	201,909
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 131,161,404 and 127,416,740 shares issued and outstanding as of December 31, 2021 and 2020, respectively	13	13
Additional paid-in capital	1,571,535	1,385,301
Accumulated other comprehensive loss	(1,099)	(1,278)
Accumulated deficit	(138,600)	(667,184)
TOTAL STOCKHOLDERS’ EQUITY	1,431,849	716,852
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,954,268	$918,761

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Collaboration revenue	$917,194	$—	$—
Contract revenue	169,874	44,498	711
Grant revenue	8,347	9,123	7,380
License revenue from a related party	—	22,747	—
Total revenues	1,095,415	76,368	8,091
Operating expenses:
Cost of revenue	65,865	—	—
Research and development	448,006	302,411	148,472
Selling, general and administrative	160,793	70,937	37,598
Total operating expenses	674,664	373,348	186,070
Income (loss) from operations	420,751	(296,980)	(177,979)
Other income (expense):
Change in fair value of equity investments	138,049	—	—
Interest income	439	2,836	8,511
Other expense, net	(9,437)	(4,467)	(5,061)
Total other income (expense)	129,051	(1,631)	3,450
Income (loss) before provision for income taxes	549,802	(298,611)	(174,529)
Provision for income taxes	(21,218)	(54)	(154)
Net income (loss)	$528,584	$(298,665)	$(174,683)
Net income (loss) per share, basic	$4.07	$(2.51)	$(5.76)
Net income (loss) per share, diluted	$3.96	$(2.51)	$(5.76)
Weighted-average shares outstanding, basic	129,884,967	119,159,424	30,349,920
Weighted-average shares outstanding, diluted	133,437,126	119,159,424	30,349,920

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$528,584	$(298,665)	$(174,683)
Other comprehensive income (loss):
Unrealized (losses) gains on investments	(957)	(50)	149
Amortization of actuarial loss	55	23	—
Adjustment to projected benefit obligations, net of tax	1,081	(650)	(736)
Other comprehensive income (loss)	179	(677)	(587)
Comprehensive income (loss)	$528,763	$(299,342)	$(175,270)

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	69,910,520	$309,137	8,858,799	$1	$14,672	$(14)	$(193,836)	$(179,177)
Issuance of Series B convertible preferred stock, net of issuance costs of $165	18,202,213	327,475	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(88,112,733)	(636,612)	88,112,733	9	636,603	—	—	636,612
Issuance of common stock in connection with initial public offering, net of offering costs of $16,446	—	—	7,142,858	1	126,410	—	—	126,411
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	3,073	—	—	3,073
Settlement of fractional shares from reverse stock split	—	—	—	—	(3)	—	—	(3)
Issuance of common stock in connection with a license agreement	—	—	38,888	—	617	—	—	617
Repayment of promissory notes, net of unvested shares	—	—	1,390,925	—	1,355	—	—	1,355
Vesting of restricted common stock	—	—	1,348,297	—	476	—	—	476
Exercise of stock options			756,425	—	1,129	—	—	1,129
Stock-based compensation	—	—	—	—	8,719	—	—	8,719
Other comprehensive loss	—	—	—	—	—	(587)	—	(587)
Net loss	—	—	—	—	—	—	(174,683)	(174,683)
Balance at December 31, 2019	—	—	107,648,925	11	793,051	(601)	(368,519)	423,942
Reclassification of derivative liability to addition paid-in-capital	—	—	—	—	29,245	—	—	29,245
Issuance of common stock in connection with the achievement of a milestone	—	—	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	—	—	6,626,027	1	206,698	—	—	206,699
Issuance of common stock for cashless exercise of warrants	—	—	211,774	—	—	—	—	—
Issuance of common stock in connection with a follow-on offering, net of issuance costs of $21,786	—	—	8,214,285	1	323,213	—	—	323,214
Vesting of restricted common stock	—	—	1,986,250	—	1,435	—	—	1,435
Exercise of stock options	—	—	1,618,368	—	4,059	—	—	4,059
Stock-based compensation	—	—	—	—	27,600	—	—	27,600
Other comprehensive loss	—	—	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	—	—	(298,665)	(298,665)
Balance at December 31, 2020	—	—	127,416,740	13	1,385,301	(1,278)	(667,184)	716,852
Issuance of common stock in connection with a collaboration agreement	—	—	1,924,927	—	85,213	—	—	85,213
Issuance of common stock to settle a contingent consideration	—	—	42,737	—	1,860	—	—	1,860
Vesting of restricted common stock	—	—	89,261	—	—	—	—	—
Exercise of stock options	—	—	1,622,718	—	13,077	—	—	13,077
Issuance of common stock under employee stock purchase plan			65,021	—	2,300	—	—	2,300
Stock-based compensation	—	—	—	—	83,784	—	—	83,784
Other comprehensive income	—	—	—	—	—	179	—	179
Net income	—	—	—	—	—	—	528,584	528,584
Balance at December 31, 2021	—	$—	131,161,404	$13	$1,571,535	$(1,099)	$(138,600)	$1,431,849

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$528,584	$(298,665)	$(174,683)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,278	4,400	3,294
Amortization of intangible assets	533	1,042	1,223
Impairment of intangible assets	—	832	—
(Accretion of discounts) amortization of premiums on investments, net	(244)	1,548	(179)
Noncash lease expense	6,172	3,371	—
Change in fair value of equity investments	(138,049)	—	—
Change in estimated fair value of contingent consideration	91,848	38,394	8,330
Payment of contingent consideration in excess of acquisition date fair value	(8,140)	(15,752)	—
Initial fair value of derivative liability	—	—	13,599
Change in estimated fair value of derivative liability	—	16,796	(1,150)
Change in estimated fair value of convertible preferred stock warrant liability	—	—	2,049
Stock-based compensation	83,784	27,600	8,719
Change in deferred income taxes	15,186	(52)	—
Gain from a sublease termination	(4,844)	—	—
Common stock issued in connection with license agreement	—	—	617
Other	697	23	345
Changes in operating assets and liabilities:
Receivable from collaboration	(773,079)	—	—
Prepaid expenses and other current assets	(3,665)	(4,475)	(4,619)
Other assets	(1,483)	(1,100)	(1,881)
Accounts payable	(171)	(790)	964
Accrued liabilities and other long-term liabilities	58,498	46,614	10,211
Operating lease liabilities	(535)	(3,684)	—
Deferred revenue	92,041	(7,043)	3,529
Net cash used in operating activities	(47,589)	(190,941)	(129,632)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,817)	(6,549)	(8,940)
Purchases of investments	(420,240)	(403,841)	(643,898)
Maturities of investments	301,243	400,348	396,680
Proceeds from disposal of an asset held for sale	—	180	—
Net cash used in investing activities	(140,814)	(9,862)	(256,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	323,214	126,411
Proceeds from issuance of common stock in connection with a collaboration agreement	85,213	206,699	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	317,335
Proceeds received from financing lease obligation	—	—	1,202
Payment of contingent consideration	—	(4,248)	—
Payment of principal on financing lease obligations	(259)	(250)	(95)
Proceeds from repayment of promissory notes	—	—	3,265
Proceeds from exercise of stock options	13,077	4,059	1,129
Proceeds from issuance of common stock under the employee stock purchase plan	2,300	—	—
Cash paid in lieu of fractional shares related to reverse stock split	—	—	(3)
Net cash provided by financing activities	100,331	529,474	449,244
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(88,072)	328,671	63,454
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	451,487	122,816	59,362
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$363,415	$451,487	$122,816
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$8,731	$382	$892
Common stock issued for payment of contingent consideration	$1,860	$—	$—
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$—	$636,612
Operating lease liabilities obtained in exchange of right-of-use asset	$77,187	$48,495	$—
Advanced proceeds applied to convertible preferred stock issuance	$—	$—	$10,140
Reclassification of derivative liability to additional paid-in capital	$—	$29,245	$—
Reclassification of preferred stock warrant liability to additional paid-in capital	$—	$—	$3,073
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$347,815	$436,575	$109,335
Restricted cash and cash equivalents, current	8,594	7,993	6,181
Restricted cash and cash equivalents, noncurrent	7,006	6,919	7,300
Total cash, cash equivalents and restricted cash	$363,415	$451,487	$122,816

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.
Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Its current pipeline consists of sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting coronavirus disease 2019 (“COVID-19”), hepatitis B virus (“HBV”), influenza A virus, and human immunodeficiency virus (“HIV”). Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes.

In May 2021, the U.S. Food and Drug Administration (the "FDA") granted an Emergency Use Authorization (“EUA”) for sotrovimab for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. The Company also received a positive scientific opinion from the Committee for Human Medicinal Products in the European Union (“EU”) for sotrovimab. In December 2021, the European Commission granted marketing authorization to Xevudy® (sotrovimab) in the EU for the treatment of adults and adolescents at increased risk of progressing to severe COVID-19.

Initial Public Offering

On October 10, 2019, the Company completed its initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 7,142,858 shares of its common stock at an initial offering price of $20.00 per share. As a result of the IPO, the Company received approximately $126.4 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. At the closing of the IPO, 88,112,733 shares of outstanding convertible preferred stock were automatically converted into 88,112,733 shares of common stock and a warrant to purchase 244,444 shares of convertible preferred stock was converted into a warrant to purchase 244,444 shares of common stock.

Follow-On Offering

On July 10, 2020, the Company issued and sold 8,214,285 shares of the Company’s common stock pursuant to a registration statement on Form S-1 (File No. 333-239689) and a registration statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”) (File No. 333-239747) (collectively, the “Registration Statements”). The Registration Statements became effective on July 7, 2020. The price of the shares sold in the follow-on offering was $42.00 per share and the Company received total gross proceeds from the offering of approximately $345.0 million. After deducting underwriting discounts and commissions of approximately $20.7 million and offering expenses of approximately $1.1 million, the net proceeds were approximately $323.2 million.

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 (the “S-3 Registration Statement”) and a related prospectus filed with the Securities and Exchange Commission on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of December 31, 2021, no shares have been issued under the Sales Agreement.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Need for Additional Capital

Although the Company recorded net income for the year ended December 31, 2021, it has otherwise incurred accumulated net losses since inception. The Company expects its earnings to be volatile and may continue to incur net losses over the next several years. As of December 31, 2021, the Company had an accumulated deficit of $138.6 million. Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company had, excluding restricted cash, $909.5 million of cash, cash equivalents, and investments as of December 31, 2021, and after excluding the equity investment in Brii Biosciences Limited ("Brii Bio Parent"), the Company had $766.4 million. Based on the Company’s current operating plan, management believes that the $766.4 million as of December 31, 2021 will be sufficient to fund its operations through at least the next 12 months from the issuance date of these consolidated financial statements.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. Transaction gains and losses are included in other income (expense), net on the consolidated statements of operations, and were immaterial for the years ended December 31, 2021, 2020 and 2019.

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

Segments

The Company operates as one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources.

Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties

The Company has implemented a number of plans and policies designed to address and mitigate the impact of the ongoing COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will continue to have an impact on the clinical development timelines for some of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Although the Company received EUA, temporary authorization or marketing approval for sotrovimab (under the brand name Xevudy®), it is still subject to a number of other challenges and risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its other product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of sotrovimab and other product candidates and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its other product candidates, it will be unable to generate significant revenue from product sales or maintain profitability. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the consolidated balance sheets. As of December 31, 2021 and 2020, the Company has no off-balance sheet concentrations of credit risk.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. There was no allowance for losses on available-for-sale debt securities attributable to credit risk for the years ended December 31, 2021 and 2020.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents, which consist of amounts invested in money market funds, are stated at fair value.

Investments

Investments include available-for-sale debt securities and equity investments, which are carried at estimated fair value.

Available-for-Sale Debt Securities

The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Equity Investments

Under Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, the Company measures its investment in equity securities at fair value at each reporting date based on the market price at period end if it has a readily determinable fair value. Otherwise, the investments in equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer unless the Company has significant influence or control over the investee. Changes in fair value resulting from observable price changes are presented as change in fair value of equity investments and changes in fair value resulting from foreign currency translation are included in other income (expense), net on the consolidated statements of operations.

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

Acquired Intangible Assets

The Company’s intangible assets were acquired via business combinations or asset acquisitions. Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (“IPR&D”) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2021, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses. IPR&D assets acquired as part of an asset acquisition are recorded at cost and expensed immediately if they have no alternative future uses.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606 or other guidance, as deemed appropriate. When the Company is considered an agent in elements of collaboration arrangements within the scope of ASC 808, it records its share of collaboration revenue in the period in which such sales occur. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the revenue reported by the Company's collaboration partners, net of cost of goods sold and allowable expenses (e.g. medical affairs, selling and marketing expenses) in the period. In order to record collaboration revenue, the Company utilizes certain information from its collaboration partner, including revenue from the sale of the product, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on their estimated standalone selling prices (“SSP”). The Company estimates the SSP for each distinct performance obligation by considering information such as market conditions, entity-specific factors, and information about its customer that is reasonably available. The Company considers estimation approaches that allow it to maximize the use of observable inputs. These estimation approaches may include the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach. The Company also considers whether to use a different estimation approach or a combination of approaches to estimate the SSP for each distinct performance obligation. Developing certain assumptions (e.g., treatable patient population, expected market share, probability of success and product profitability, discount rate based on weighted-average cost of capital) to estimate the SSP of a distinct performance obligation requires significant judgment.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Stock-based Compensation

The Company recognizes stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company calculates the estimated fair value of stock options and employees' purchase rights under the Company's 2019 employee stock purchase plan ("ESPP") using the Black-Scholes valuation model, which requires the use of subjective assumptions including volatility and expected term, among others. The fair value of restricted stock awards ("RSAs") and restricted stock units ("RSUs") is based on the market value of the Company's common stock on the date of grant. Stock-based compensation is recognized using the straight-line method for awards that vest only upon the employee’s or non-employee’s continued service to the Company. Stock-based compensation expense of the employees' purchase rights under the ESPP is recognized over the offering period. Forfeitures are recognized as they occur.

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

Embedded Derivatives

The Company evaluates its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. Embedded derivatives are reported on the consolidated balance sheets at their estimated fair values. Contingent consideration related to asset acquisitions that meet the definition of an embedded derivative is classified as contingent consideration on the consolidated balance sheets. Any change in estimated fair values, as determined at each measurement period, are recorded in the consolidated statements of operations based on the nature of the related contingencies. Changes in fair values of embedded derivatives related to the achievement of various milestones for product candidates are recorded within research and development expense or selling, general and administrative expenses based on the nature of the relevant underlying activities. Otherwise, changes in fair values are recorded within other income (expense), net.

Leases

In accordance with ASU No. 2016-02 (Topic 842), Leases, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable. On the lease commencement date, the Company estimates and includes in its lease payments any lease incentive amounts based on future events when (1) the events are within the Company’s control and (2) the event triggering the right to receive the incentive is deemed reasonably certain to occur. If the lease incentive received is greater or less than the amount recognized at lease commencement, the Company recognizes the difference as an adjustment to right-of-use asset and/or lease liability, as applicable.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per common share is computed by dividing the net income by the sum of the weighted average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method.

New Accounting Pronouncement Not Yet Adopted

In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), which adds certain disclosure requirements with respect to government assistance, including (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2021-10 may have on its consolidated financial statements and related disclosures.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The carrying amounts of the Company’s financial instruments, including receivable from collaboration, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Cash Equivalents and Available-for-Sale Debt Securities

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
			(in thousands)
Assets:
Money market funds(1)	Level 1	$345,098	$—	$—	$345,098
U.S. government treasuries	Level 2	419,442	—	(872)	418,570
Total financial assets		$764,540	$—	$(872)	$763,668

(1) Includes $15.6 million of restricted cash equivalents.

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$421,835	$—	$—	$421,835
U.S. government treasuries	Level 2	300,201	91	(6)	300,286
Total financial assets		$722,036	$91	$(6)	$722,121

(1) Includes $14.9 million of restricted cash equivalents.

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets, and other assets in the consolidated balance sheets. Accrued interest receivable amounted to $1.1 million and $0.8 million as of December 31, 2021 and 2020, respectively. The Company did not write off any accrued interest receivable during the years ended December 30, 2021 and 2020.

The Company recognized total net unrealized loss of $0.9 million and net unrealized gain of $0.1 million in accumulated other comprehensive income (loss) as of December 31, 2021 and 2020, respectively. The gross unrealized losses related to U.S. government treasuries as of December 31, 2021 were due to changes in interest rates. As of December 31, 2021 and 2020, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. The Company determined that the gross unrealized losses on our investments as of December 31, 2021 were temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of December 31, 2021, no securities have contractual maturities of longer than two years.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Equity Investments

As of December 31, 2021, the Company's equity investment consisted solely of ordinary shares of Brii Bio Parent. The Company acquired the securities as partial consideration for entering into the collaboration, option and license agreement (the “Brii Agreement”) with Brii Bio Parent and Brii Biosciences Offshore Limited (“Brii Bio”) in May 2018. The Company concluded it does not have a controlling interest or significant influence over Brii Bio based on its ownership percentage and other factors. See further discussion in Note 7—Collaboration and License Agreements. In July 2021, Brii Bio Parent completed its initial public offering ("Brii Bio Parent IPO") on the Stock Exchange of Hong Kong Limited, prior to which the securities were accounted for as equity securities without a readily determinable fair value. Upon the completion of the Brii Bio Parent IPO, the securities were considered to be marketable equity securities and subsequently remeasured at fair value at each reporting date. The Company classifies its equity investment in Brii Bio Parent as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market. As of December 31, 2021, the Company remeasured the equity investment at a fair value of $143.1 million. For the year ended December 31, 2021, the Company recognized an unrealized gain of $138.0 million as other income in the consolidated statement of operations, net of an unrealized loss of $0.6 million related to foreign currency translation for the period.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of December 31, 2021 and 2020.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory, and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. In December 2021, the Company achieved the regulatory milestone of $35.0 million related to sotrovimab. As of December 31, 2021, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to the HBV product using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)1
Discount rates	3% - 5% (4%)
Probability of achievement	22% - 40% (31%)

(1) Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of a discrete revenue forecast. During the year ended December 31, 2021, the Company achieved the specified sales milestones totaling $60.0 million related to sotrovimab. As of December 31, 2021, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, as well as the following significant unobservable inputs for the remaining commercial milestones related to the HBV product:

Unobservable input	Value
Volatility	65%
Discount rate	11%
Probability of achievement	22%

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of December 31, 2021 and 2020, the estimated fair value of the contingent consideration related to the Humabs acquisition was $17.1 million and $29.2 million, respectively, with changes in the estimated fair value recorded in research and development expense, and selling, general and administrative expense in the consolidated statements of operations.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

definition of an embedded derivative financial instrument. In February 2021, the Company achieved one of the milestones related to a specified per-share price of its common stock resulting in a $10.0 million payable to the former TomegaVax’s stockholders which was paid in July 2021. As of December 31, 2021, the fair value of the remaining contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Value
Volatility	115%
Discount rate	0.1%

As of December 31, 2021 and 2020, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $5.7 million and $6.8 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

The following table sets forth the changes in the estimated fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2020	$35,974
Changes in fair value	91,848
Reclassification of contingent consideration to accrued liabilities upon achievement of the Humabs milestones	(95,000)
Payment of contingent consideration upon achievement of the TomegaVax milestone	(10,000)
Balance at December 31, 2021	$22,822

4.
Acquisitions

Acquisition of TomegaVax

In September 2016, the Company entered into an agreement and plan of merger (“TomegaVax Merger Agreement”) to acquire all of the equity interests of TomegaVax. The primary asset purchased in the acquisition was an in-process cytomegalovirus vector-based vaccine platform for use in HBV, HIV, and tuberculosis. The acquisition was accounted for as an asset purchase. The Company recorded the cash purchase price of $5.2 million in research and development expenses and incurred transaction costs of $0.5 million in 2016.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

In February 2021, the Company achieved one of the milestones related to the specified per-share price of its common stock, which resulted in a $10.0 million payable to TomegaVax’s former stockholders. In July 2021, the Company made the milestone payment to the former TomegaVax stockholders through a combination of $8.1 million in cash and the issuance of 42,737 shares of common stock with a total fair value of $1.9 million. The remaining milestone payments of up to $20.0 million in the aggregate will be triggered if (i) the per-share price of the Company’s publicly traded common stock is at least $45 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization) and upon the achievement of a certain milestone related to the stage of the Company’s clinical development at the time of the relevant event triggering the payment and/or (ii) the per-share price of the Company’s publicly traded common stock is at least $90 (as adjusted in the case of any stock dividend, stock split or other similar recapitalization).

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of December 31, 2021, the fair value of the embedded derivative was $5.7 million and is included in the contingent consideration liability on the consolidated balance sheet.

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company, which discovers and develops monoclonal antibodies (“mAbs”) derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third parties. The Company is obligated to pass through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. The consideration paid consisted of $30.0 million in cash and 1,666,656 shares of common stock, valued at $2.5 million as of the date of the transaction, to former Humabs shareholders. In addition to the cash payment and issuance of common stock to the former Humabs shareholders at the acquisition date, the Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for an HBV product; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product, which the Company elected as a severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) product, or sotrovimab.

During the year ended December 31, 2020, the Company achieved two of the specified clinical milestones for the HBV product and sotrovimab totaling $20.0 million. During the year ended December 31, 2021, the Company achieved the specified regulatory milestone of $35.0 million and sales milestones totaling $60.0 million related to sotrovimab. The estimated fair value of the remaining contingent consideration was $17.1 million as of December 31, 2021. The Company paid the $35.0 million milestone and $60.0 million milestone in January and February 2022, respectively.

The acquired developed technologies that have associated patents issued are classified as finite-lived intangible assets and are amortized on a straight-lined basis over their estimated remaining useful lives, generally between seven to 12 years. The Company also acquired indefinite-lived intangible assets consisting of IPR&D. These assets will not be amortized until regulatory approval is obtained in a major market. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned or otherwise impaired, the related IPR&D assets will be written-off and an impairment charge recorded. As of December 31, 2021, there have been no such impairments related to the IPR&D assets. The estimated fair value of the intangible assets was determined using the replacement cost method. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes.

5.
Goodwill and Intangible Assets

Goodwill

Goodwill of $16.9 million represents the excess of the purchase price over the estimated fair value of the net assets acquired from Humabs. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. There was no impairment for the year ended December 31, 2021.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Intangible Assets

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets (in thousands):

	December 31,		Weighted- Average Remaining Useful
	2021	2020	Life (Years)
Developed technology	$7,000	$7,000	6.0
Contract-based intangible asset	502	502	13.9
Finite-lived intangible assets, gross	7,502	7,502
Less accumulated amortization	(4,114)	(3,581)
Less impairment of intangible assets	(832)	(832)
Finite-lived intangible assets, net	$2,556	$3,089

Finite-lived intangible assets are carried at cost less accumulated amortization. The contract-based intangible asset resulted from the product approval of a sublicensed intellectual property right in December 2020. The intellectual property right was previously accounted for as IPR&D. Amortization expense related to finite-lived intangible assets, included in research and development expenses on the consolidated statements of operations, totaled $0.5 million, $1.0 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, like that of property and equipment. During the third quarter of 2020, as a result of the availability of other research and analytics platforms, the Company abandoned certain of its acquired developed technologies and concluded that the full remaining book values of the assets were impaired. Therefore, $0.8 million was written off as an impairment charge, which was classified as research and development expenses during 2020.

Based on the finite-lived intangible assets recorded as of December 31, 2021, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31:
2022	$532
2023	532
2024	260
2025	213
2026	213
Total	$1,750

Indefinite-Lived Intangible Assets

As of December 31, 2021 and 2020, the Company had indefinite-lived intangible assets of $30.7 million, respectively, related to the purchased IPR&D from the Humabs acquisition. In December 2020, $0.5 million was reclassed as a finite-lived intangible asset due to the product approval of a sublicensed intellectual property right. No impairment losses have been recorded for the years ended December 31, 2021 and 2020.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Payments received in advance that were related to future research activities were deferred and recognized as revenue when the donor-imposed conditions were met, which was as the research and development activities were performed. The Company recognized grant revenue of $0.9 million for the year ended December 31, 2019.

HIV Grant

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

In December 2020, the Company achieved a specified milestone under the HIV Grant which triggered a $1.9 million payment from the Bill & Melinda Gates Foundation. As of December 31, 2020, the Company recorded a receivable, which is included within prepaid expenses and other current assets, and current portion of deferred revenue for the $1.9 million, which was subsequently received in January 2021.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $3.0 million, $6.4 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the Company has deferred revenue of $2.3 million and $3.8 million, respectively, under HIV Grant.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The parties amended the agreement in May 2020, in June 2021 and in December 2021 to extend the grant term. The TB Grant will remain in effect until March 31, 2022, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project. As of December 31, 2021, the Company had $1.8 million of unused funds received in advance and previously recorded as deferred revenue within accrued and other liabilities. As of December 31, 2021 and 2020, the Company has deferred revenue of $1.3 million and $2.6 million, respectively, under TB Grant.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $3.0 million, $2.2 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

HCMV-Vaccine Platform Grant

On November 5, 2021, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $10.0 million to support the manufacturing and clinical activities of its HIV and TB vaccine programs. This grant agreement will remain in effect until August 30, 2023, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $2.2 million for the year ended December 31, 2021. As of December 31, 2021, the Company has deferred revenue of $3.3 million under this grant agreement.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

National Institutes of Health

As part of the Company’s acquisition of TomegaVax in September 2016, the Company acquired grant agreements related to TomegaVax’s research effort in infectious diseases and cancer that entitled them to several awards under the Small Business Innovation Research Program from the National Institutes of Health (“NIH”). Through July 2021, the Company has acquired or been awarded grants from NIH totaling $5.1 million. These grants were cost plus fixed fee agreements in which the Company was reimbursed for its direct and indirect costs. Only costs that were allowable under certain government regulations and NIH’s supplemental policy and procedure manual may be claimed for reimbursement, subject to government audit.

The Company recognized grant revenue of $0.1 million, $0.6 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7.
Collaboration and License Agreements

Collaboration Agreements with GSK

2020 GSK Agreement

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. (referred to individually and together, as “GSK”) entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by the Company and certain GSK entities in April 2020 (the “2020 Preliminary Agreement”) (such definitive collaboration agreement, the “2020 GSK Agreement”). Concurrently with the execution of the 2020 Preliminary Agreement, the Company entered into a stock purchase agreement (the “2020 Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. After receipt of antitrust clearance on April 22, 2020, the 2020 Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the associated 2020 Stock Purchase Agreement between the parties (“Effective Date”). Under the terms of the 2020 GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, and potentially other coronaviruses (the “Functional Genomics Program”).

For four years following the Effective Date, the parties agreed to conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs, and under the oversight of a joint steering committee (“JSC”). The Company is primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine in the Vaccine Program. GSK is primarily responsible for the commercialization activities for the Antibody Program (except in connection with sales of antibody products licensed to WuXi Biologics (Hong Kong) Limited in greater China), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. Subject to an opt-out mechanism, the parties share all development costs, manufacturing costs and costs and expenses for the commercialization of the collaboration products, with the Company bearing 72.5% of such costs for the antibody products, 27.5% of such costs for the vaccine products, and equal sharing of such costs for the functional genomics products.

On a collaboration product-by-collaboration product basis, each party has the one-time right, at specified points in development, to opt-out of its co-funding obligations, and the other party may, at its election, either pursue such program unilaterally, or also cease research and development activities and funding of such collaboration product. If the opt-out provisions are not exercised by either party subject to the terms of the 2020 GSK Agreement, the parties share all profits and losses arising from any collaboration product in the same ratios in which the parties bore development costs for such collaboration program. For each collaboration product as to which a party exercises its opt-out right, the commercializing party pays to the opt-out party royalties on net sales of the applicable collaboration product at rates based on factors such as the stage of development of such collaboration product at the time the opt-out party exercises such right, and whether the opt-out party is the lead party, or a portion of the sublicense revenue if the commercializing party chooses to sublicense or otherwise divest rights to such collaboration product. On an antibody product-by-antibody product basis, the Company has a

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

co-promotion right for such antibody product in the United States, under which the Company has the right to perform up to 20% of details in connection with such antibody product.

The 2020 GSK Agreement will remain in effect with respect to each collaboration program for as long as there is a collaboration product being developed or commercialized by the lead party, or the non-opt-out party, in such program. Either party has the right to terminate the 2020 GSK Agreement in the case of the insolvency of the other party, an uncured material breach of the other party with respect to a collaboration program or collaboration product, or as mutually agreed by the parties. The 2020 GSK Agreement superseded and replaced the 2020 Preliminary Agreement between the parties. In December 2021, Beecham S.A. assigned and transferred all its rights, title, interest, and benefit in the 2020 GSK Agreement to GlaxoSmithKline Biologicals S.A., including all its rights to bring claims under such agreement.

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

In May 2021, the FDA granted an EUA in the United States for sotrovimab, the first collaboration product under the Antibody Program. As the lead party for all commercialization activities, GSK incurs all of the sales and marketing expenses and is the principal on sales transactions with third parties. As the Company is the agent under the 2020 GSK Agreement, the Company recognizes its contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, net of

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

any cost of sales and allowable expenses (including distribution, selling, and marketing expenses) in the period the sale occurs. During the year ended December 31, 2021, the Company recorded its share of net profit of $917.2 million as collaboration revenue in the consolidated statement of operations.

Costs associated with co-development activities performed under the agreement are included in research and development expenses on the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $77.3 million and $25.4 million during the years ended December 31, 2021 and 2020, respectively.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The Company concluded that the 2021 GSK Agreement contained the following units of account: (i) the VIR-2482 Option; (ii) three distinct rights granted to GSK related to the Selected Pathogens (each, a “Selected Pathogens Right”); (iii) the license and know-how to the next-generation mAbs under the Influenza Program (the “Next Gen License”); (iv) the research and development activities for next-generation mAbs under the Influenza Program; and (v) the research and development activities, including license rights and know-how, under the Expanded Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2021 GSK Agreement are performance obligations with a customer. The Company determined that the distinct performance obligations under ASC 606 consisted of (i) the Next Gen License and (ii) the three Selected Pathogens Rights, each representing a material right. All other elements of the 2021 GSK Agreement including the VIR-2482 Option, research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer. As of December 31, 2021, GSK had not exercised the VIR-2482 Option.

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

The respective estimated SSP for each of the performance obligations was determined to allocate the transaction price. The estimated SSP of each performance obligation was determined using methods that considered relevant market conditions, entity-specific factors and information about GSK, while maximizing the use of available observable inputs and using certain management assumptions (e.g., treatable patient population, expected market share, probability of success and product profitability, discount rate based on weighted-average cost of capital). For the Next Gen License, the Company determined that GSK can benefit from the license at the time the license is granted, and therefore, the related performance obligation is satisfied at a point in time. If any of the Selected Pathogens Rights are exercised, the Company will evaluate the

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

related promises to identify the performance obligations to be transferred and the timing of revenue recognition. If any of the Selected Pathogens Rights expire prior to being exercised, the Company will recognize any deferred revenue allocated to that right as revenue at the time of expiration.

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

Upon execution of the 2021 GSK Agreement, the Company granted the Next Gen License to GSK and therefore, recognized $168.3 million as contract revenue in the second quarter of 2021. As of December 31, 2021, the total unrecognized transaction price of $91.5 million is classified as current deferred revenue on the Company's consolidated balance sheet related to the remaining performance obligations, being the material rights resulting from the Selected Pathogens Rights, none of which have been exercised by GSK as of December 31, 2021. The Company expects the rights will be exercised, and thus, the corresponding deferred revenue will be recognized within the next 12 months from the balance sheet date.

Costs associated with co-development activities performed under the agreement are included in research and development expenses in the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the year ended December 31, 2021, the Company recognized additional net research and development expense of $0.5 million under the 2021 GSK Agreement.

Under both the 2020 GSK Agreement and the 2021 GSK Agreement, the Company has a receivable from collaboration of $773.1 million as of December 31, 2021.

Brii Biosciences

In May 2018, the Company entered into the Brii Agreement with Brii Bio Parent and Brii Bio pursuant to which the Company granted to Brii Bio, with respect to up to four of the Company’s programs, an exclusive option to obtain exclusive rights to develop and commercialize compounds and products arising from such programs in China, Taiwan, Hong Kong and Macau (collectively, the “China Territory”) for the treatment, palliation, diagnosis, prevention or cure of acute and chronic diseases of infectious pathogen origin or hosted by pathogen infection (the “Field of Use”). The Company’s HBV small interfering ribonucleic acid (“siRNA”) program being developed under the Amended Alnylam Agreement (described below) is included within the Brii Agreement as a program for which Brii Bio may exercise one of its options. In partial consideration for the options granted by the Company to Brii Bio, Brii Bio Parent and Brii Bio granted the Company, with respect to up to four of Brii Bio Parent’s or Brii Bio’s programs, an exclusive option to be granted exclusive rights to develop and commercialize compounds and products arising from such Brii Bio programs in the United States for the Field of Use. The number of options that the Company may exercise for a Brii Bio program is limited to the corresponding number of options that Brii Bio exercises for a Vir program.

As partial consideration for the Company’s entry into the Brii Agreement, upon closing of Brii Bio Parent’s Series A preferred stock financing, the Company received ordinary shares equal to 9.9% of the outstanding shares in Brii Bio Parent. As a result of Brii Bio’s right to exercise one of its options for the Company’s HBV siRNA program, under the terms of the Amended Alnylam Agreement, the Company transferred to Alnylam Pharmaceuticals, Inc. ("Alnylam") a specified percentage of such equity consideration allocable to such program under a share transfer agreement in February 2020.

With respect to programs for which Brii Bio exercises its options, Brii Bio will be required to pay the Company an option exercise fee for each such Vir program ranging from the mid-single-digit millions up to $20.0 million, determined

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

From May 2018 until July 2021, the Brii Bio Parent IPO closing date, Brii Bio Parent and its wholly-owned subsidiary Brii Bio were determined to be variable interest entities ("VIE") due to their reliance on future financing and having insufficient equity at risk. However, the Company did not have the power to direct activities that most significantly impact the economic success of these entities and was not considered the primary beneficiary of these entities. Therefore, the Company did not consolidate Brii Bio Parent or Brii Bio. Subsequent to the Brii Bio Parent IPO, the Company determined that these entities are no longer VIEs. In addition, as Brii Bio Parent is a publicly-traded company, the Company's investment in its ordinary shares became a marketable equity investment with readily determinable fair value and is then subsequently remeasured to fair value at each reporting date (see Note 3—Fair Value Measurements). Prior to the Brii Bio Parent IPO, the Company accounted for its investment in Brii Bio Parent, which had a carrying value of $5.7 million, at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment from the same issuer.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2021 and 2020, the Company recognized $0.4 million and zero, respectively, as contract revenue from the supply of biological materials to Brii Bio. During the years ended December 31, 2021 and 2020, the Company recognized zero and $22.7 million as license revenue from a related party. The Company separately paid $10.0 million, half of the option exercise proceeds, to Alnylam in connection with the Amended Alnylam Agreement that was recognized as research and development expense during the second quarter of 2020.

Alnylam

October 2017 Agreement

In October 2017, the Company entered into the collaboration and license agreement with Alnylam (the “Alnylam Agreement”) for the development of siRNA products for the treatment of HBV and following the exercise of certain program options, the development and commercialization of siRNA products directed to up to four other infectious disease targets selected by the Company. The technology licensed under the Alnylam Agreement forms the basis of the Company’s siRNA technology platform.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

In December 2020, the Company and Alnylam entered into a letter amendment (the “Letter Agreement”), further amending the Amended Alnylam Agreement, to modify certain funding and governance provisions in connection with the siRNA products directed to the COVID Collaboration Targets, including VIR-2703 (the “COV Target”), and to modify certain rights of each party with respect to products arising from such programs. Pursuant to the Letter Agreement, Alnylam was responsible for conducting pre-clinical research activities set forth in the existing workplan for the COV Target (the “COV Workplan”) at its discretion and sole expense, and the Company was no longer obligated to reimburse Alnylam for any share of costs incurred by Alnylam in conducting activities under the COV Workplan after July 1, 2020. In July 2021, Alnylam elected to discontinue the development of the COV Target, and all other related research and development activities in accordance with their rights under the Letter Agreement. As a result, the COV Target and the siRNA program related thereto are no longer included within the Amended Alnylam Agreement and all rights to the siRNA program directed to the COV Target reverted to Alnylam.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Research and Development Expenses Recognized for the Period

The Company incurred expenses under the Amended Alnylam Agreement of $11.2 million and $18.1 million during the years ended December 31, 2021 and 2019, respectively. For the year ended December 31, 2020, in addition to the Milestone Shares, $15.0 million milestone payment to Alnylam, and the $10.0 million payment resulting from Brii Bio’s option exercise in the first half of 2020, the Company incurred expenses of $11.5 million under the Amended Alnylam Agreement.

WuXi Biologics

In February 2020, the Company entered into a development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) (the “WuXi Biologics Collaboration Agreement”), for the clinical development, manufacturing, and commercialization of the Company’s proprietary antibodies developed for SARS-CoV-2. Under the WuXi Biologics Collaboration Agreement, WuXi Biologics will conduct cell-line development, process and formulation development, and initial manufacturing for clinical development. WuXi Biologics will have the right to commercialize products incorporating such SARS-CoV-2 antibodies in greater China under an exclusive license granted for the selected SARS-CoV-2 antibodies that have been developed. The Company will have the right to commercialize such products in all other markets worldwide.

WuXi Biologics will perform mutually agreed process and clinical development and manufacturing activities, under individual statements of work. In addition, the parties agreed that WuXi Biologics will pay the Company tiered royalties at percentages ranging from the high single-digits to mid-teens on annual net sales of all products sold by WuXi Biologics in greater China. The royalties are payable for a specified, standard royalty term. In addition, if WuXi Biologics sublicenses its commercialization rights to a third party, WuXi Biologics will pay the Company a percentage of the sublicense revenue received from such third party. The WuXi Biologics Collaboration Agreement will continue until the expiration of WuXi Biologics’ payment obligations to the Company, unless terminated earlier. If terminated earlier, the WuXi Biologics Collaboration Agreement may be terminated by (i) the written agreement of both parties, (ii) WuXi Biologics following the one year anniversary of the WuXi Biologics Collaboration Agreement effective date with respect to the entire agreement or on a product by product basis with 90 days’ prior written notice or (iii) by either party if the other party materially breaches the WuXi Biologics Collaboration Agreement and fails to cure such breach within 60 days.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Under the Rockefeller Agreement, the Company recognized a total of $4.7 million, $1.3 million and $1.0 million during the years ended December 31, 2021, 2020 and 2019, respectively, as research and development expenses related to certain development milestone payments, annual license maintenance fees, and estimated sublicense fees.

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

In the third quarter of 2019, the Company achieved and paid one of the specified development milestones relating to influenza A under the MedImmune Agreement. The milestone payment was expensed to research and development in 2019.

Xencor

August 2019 License Agreement

In August 2019, the Company entered into a patent license agreement, which was amended in February 2021 (the “2019 Xencor Agreement”) with Xencor, Inc. (“Xencor”). Under the 2019 Xencor Agreement, as amended, the Company obtained a non-exclusive, sublicensable (only to its affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the influenza A and HBV research programs. These technologies are used in the Company’s VIR-2482, incorporating Xencor’s Xtend technology, and VIR-3434, incorporating Xencor’s Xtend and other Fc technologies.

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

Under the 2019 Xencor Agreement, the Company recognized $0.5 million, $0.3 million and $0.8 million during the years ended December 31, 2021, 2020 and 2019, respectively, as research and development expenses related to certain development milestone payments.

March 2020 License Agreement

In March 2020, the Company entered into a patent license agreement, which was amended in February 2021 (the “2020 Xencor Agreement”) with Xencor under which the Company obtained a non-exclusive, sublicensable (only to the Company’s affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the coronavirus research programs. These technologies are used in the Company’s sotrovimab, incorporating Xencor’s Xtend technology, and VIR-7832, incorporating Xencor’s Xtend and other Fc technologies.

In consideration for the grant of the license, the Company is obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years. During the year ended December 31, 2021, the Company recognized $52.7 million, as cost of revenue for royalties due to Xencor from the sale of sotrovimab.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

8.
Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$20,012	$16,769
Computer equipment	1,112	556
Furniture and fixtures	1,443	1,444
Leasehold improvements	7,834	7,274
Construction in progress	26,925	1,135
Property and equipment, gross	57,326	27,178
Less accumulated depreciation and amortization	(14,492)	(9,232)
Total property and equipment, net	$42,834	$17,946

Depreciation and amortization expenses were $5.3 million, $4.4 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Milestone payable	$95,000	$—
Accrued royalties	58,672	—
Research and development expenses	28,073	49,384
Payroll and related expenses	29,753	17,060
Accrued income taxes	6,217	—
Excess funds payable under grant agreements	1,825	3,467
Operating lease liabilities, current	3,927	3,625
Other professional and consulting expenses	2,791	2,595
Other accrued expenses	10,254	805
Total accrued and other liabilities	$236,512	$76,936

9.
Commitments and Contingencies

Lease Agreements

The Company has various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri, and Switzerland with contractual lease periods expiring between 2022 and 2033. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain lease agreements also provide the Company with the option to renew for additional periods ranging from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.

In October 2021, the Company entered into a new sublease agreement for office and laboratory spaces in Missouri that will expire in December 2028, with no option to renew. Under this sublease arrangement, the Company is entitled to tenant improvement allowance of up to $14.7 million related to the design and construction of certain Company improvements.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

In December 2021, the Company entered into a lease agreement with the new owner of the building at 1800 Owens Street in San Francisco for the lease of approximately 133,896 rentable square feet of office and laboratory space of such building. The Company previously occupied the same premises under a sublease agreement with a sublessor, which sublease was terminated concurrently with the execution of the new lease agreement. Accordingly, the related ROU asset and lease liability under the sublease arrangement were extinguished and the Company recognized a gain of $4.8 million in the consolidated statement of operations for the year ended December 31, 2021. The new lease will expire in December 2033, with no option to renew. Under this lease arrangement, the Company is entitled to tenant improvement allowance of up to $37.5 million related to the design and construction of certain Company improvements.

Under two of the operating lease arrangements in California and Missouri discussed above, the Company expects to fully utilize the tenant improvement allowance, and therefore, such amount is treated as a lease incentive that is payable to the Company at the lease commencement date.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The following table contains a summary of the lease costs recognized under ASC 842 and additional information related to operating leases (in thousands, except weighted average amounts):

	Year Ended December 31,
	2021	2020
Operating lease cost	$11,921	$4,591
Short-term lease cost	261	459
Variable lease cost	4,256	2,299
Total least cost	$16,438	$7,349

Other Information
Weighted average remaining lease term (in years)	10.4	10.6
Weighted average incremental borrowing rate	5.2%	7.7%
Cash paid for amounts included in the measurement of operating lease liabilities	$6,250	$5,081
ROU assets obtained in exchange for new operating lease liabilities	$77,187	$48,495

The discount rate used to determine the present value of the lease payments is our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as we generally cannot determine the interest rate implicit in the leases.

The maturity of the Company’s operating lease liabilities as of December 31, 2021 was as follows (in thousands):

Amounts
2022	$12,432
2023	19,082
2024	18,233
2025	15,917
2026	16,353
Thereafter	103,413
Total lease payments	185,430
Less: imputed interest	(45,261)
Less: net tenant improvement allowance yet to be received	(52,217)
Present value of operating lease liabilities	$87,952

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The following amounts were recorded in the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Operating Leases
Prepaid expenses and other current assets (1)	$49,536	$7,913
Operating ROU assets	87,220	61,947

Accrued and other liabilities	$3,927	$3,625
Operating lease liabilities, noncurrent	133,561	66,556
Total operating lease liabilities	$137,488	$70,181

(1)
For certain operating leases, lease incentives expected to be received exceeds the minimum lease payments expected to be paid over the next 12 months, therefore the net amount is recorded in prepaid expenses and other current assets.

Rent expense under the prior lease accounting standard was $4.4 million for the year ended December 31, 2019.

Manufacturing and Supply Letter Agreements

Letter Agreement, Assignment and Master Services Agreement with Samsung

On April 9, 2020, the Company and Samsung Biologics Co., Ltd. (“Samsung”) entered into a binding letter agreement (the “Samsung Letter Agreement”), under which Samsung will perform process development and manufacturing services for the Company’s SARS-CoV-2 antibody program. Under the terms of the Samsung Letter Agreement, the Company had committed to purchase a firm and binding capacity reservation for a specified number of manufacturing slots in 2021 and 2022. The Company was obligated to pay a total of approximately $362 million for such capacity reservation on a take-or-pay basis regardless of whether such manufacturing slots are utilized by the Company, subject to annual adjustment based on the Korean Consumer Price Index, which also includes certain fees relating to project management and technology transfer. The amounts were to be payable during 2021 and 2022 and invoiced on a per-batch basis, with shortfalls invoiced at the end of the year in which such shortfall occurs.

On August 4, 2020, the Company, GlaxoSmithKline Trading Services Limited (“GSKTSL”) and Samsung entered into an Assignment and Novation Agreement effective as of July 31, 2020 under which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the Samsung Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the Samsung Letter Agreement. On August 4, 2020, GSKTSL entered into a Master Services Agreement with Samsung effective as of July 31, 2020 (the “Samsung MSA”), thereby superseding the Samsung Letter Agreement, and under which, among other things, Samsung will perform technology transfer, development and manufacturing services for clinical and commercial supply of antibody products under the Company’s SARS-CoV-2 antibody program.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

GSKTSL entered into the WuXi Biologics MSA and Samsung MSA in connection with the performance of the obligations of the Company and GSK, under the 2020 GSK Agreement. Per the terms of the 2020 GSK Agreement, the Company will continue to be responsible for 72.5% of the costs under each of the WuXi Biologics MSA and Samsung MSA, and GSK will bear 27.5% of such costs under each of the Samsung MSA and the WuXi Biologics MSA, subject to certain conditions and exceptions.

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

10.
Related Party Transactions

As a result of the Brii Agreement in May 2018, the Company holds a minority equity interest in Brii Bio through its parent company, Brii Bio Parent. At the time when the Company entered into the Brii Agreement, the Company's Chief Executive Officer, or CEO, and another member of the Company's board of directors served on Brii Bio Parent’s board of directors. The Company's CEO, who is also a member of the Company's board of directors, resigned from Brii Bio Parent’s board of directors in June 2021. As of December 31, 2021, one member of the Company’s board of directors still serves on Brii Bio Parent’s board of directors.

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

12.
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
13.
Stock-Based Awards

2019 Equity Incentive Plan

In September 2019, the Company’s board of directors adopted, with the approval of its stockholders, the 2019 Equity Incentive Plan (the "2019 Plan") for the issuance of incentive stock options (“ISO”), non-qualified stock options (“NSO”), stock appreciation rights (“SARs”), restricted stock, other stock awards and performance cash awards, to employees, non-employee directors, and consultants. The 2019 Plan became effective concurrent with the IPO.

Awards granted under the 2019 Plan expire no later than 10 years from the date of grant. For ISO and NSO, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2021, there are 9,092,936 shares available for the Company to grant under the 2019 Plan.

2016 Equity Incentive Plan

In September 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) for the issuance of ISO, NSO, SARs, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Company’s board of directors and approved by the stockholders.

Awards granted under the 2016 Plan expire no later than 10 years from the date of grant. For ISO and NSO, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms.

In conjunction with adopting the 2019 Plan, the Company discontinued the 2016 Plan with respect to the new equity awards.

2019 Employee Stock Purchase Plan

In September 2019, the Company’s board of directors adopted, with the approval of its stockholders, the ESPP. The ESPP became effective on the completion of the Company’s IPO.

The ESPP initially authorized the issuance of 1,280,000 shares of the Company’s common stock under purchase rights granted to its employees or employees of any of the Company’s designated affiliates. The number of shares of the Company’s common stock reserved for issuance is subject to an automatic increase at each calendar year. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to any plan limitations. Unless otherwise determined by the Company’s board of directors, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or the purchase date. During the year ended December 31, 2021, 65,021 shares were issued under the ESPP.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2020	9,798,282	$19.10	8.6
Granted	3,294,000	$58.68
Exercised	(1,622,718)	$8.06
Forfeited	(1,160,636)	$34.55
Outstanding at December 31, 2021	10,308,928	$31.75	8.2	$160,378
Vested and expected to vest at December 31, 2021	10,308,928	$31.75	8.2	$160,378
Vested and exercisable at December 31, 2021	4,238,107	$17.29	7.5	$105,698

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $65.1 million $53.1 million and $5.5 million, respectively.

During the years ended December 31, 2021, 2020, and 2019, the estimated weighted-average grant date fair value of the options granted was $47.62, $25.49, and $7.83 per share, respectively.

As of December 31, 2021, the Company expects to recognize the remaining unamortized stock-based compensation expense of $176.4 million related to stock options, over an estimated weighted average period of 2.5 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option- pricing model with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term of options (in years)	5.3 – 6.1	5.0 – 6.1	5.9 – 6.1
Expected stock price volatility	103.1% – 112.1%	88.8% – 108.6%	86.5% – 89.4%
Risk-free interest rate	0.6% – 1.3%	0.3% – 1.2%	1.5% – 2.5%
Expected dividend yield	—	—	—

The valuation assumptions for stock options was determined as follows:

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Employees Stock Purchase Plan

In June 2021, the Company initiated its first offering period under the ESPP. Each offering period is six months, which commences on the grant date on or after June 1 and December 1 of each year and ends on the purchase date on or before November 30 and May 31 of each year.

The fair value of employees' purchase rights under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2021:

Expected term of ESPP (in years)	0.5
Expected stock price volatility	76.1% - 144.1%
Risk-free interest rate	0.04% - 0.1%
Expected dividend yield	—

The expected term of employees’ purchase rights is equal to the purchase period. The expected volatility was determined based on the Company's historical volatility. The risk-free interest rate is based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant over the expected term of the employees’ purchase rights. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its profit interest units in the foreseeable future. Based on the Black-Scholes option-pricing model, the estimated weighted-average grant date fair value of the employees' purchase rights granted for the year ended December 31, 2021 was $19.85 per share.

Restricted Stock Activity

The Company’s RSAs and RSUs were summarized as follows:

	Shares		Weighted Average Grant Date Fair Value Per Share
	RSU	RSA	RSU	RSA
Unvested as of December 31, 2020	—	89,261	$—	$1.48
Granted	1,366,189	—	$60.35	$—
Vested	—	(89,261)	$—	$1.48
Forfeited	(94,855)	—	$66.05	$—
Unvested as of December 31, 2021	1,271,334	—	$59.93	$—

The unvested shares of RSUs have not been included in the shares issued and outstanding.

In January 2017, the Company entered into a restricted stock purchase agreement with an executive officer and a restricted stock purchase agreement with a director whereby the executive officer and the director purchased an aggregate of 3,624,355 shares of restricted stock. The consideration for the restricted stock was the issuance of promissory notes which were non-recourse in nature and were accounted for as in-substance stock options. In August 2019, per the terms of the notes, the Company received $3.3 million as repayment of the outstanding promissory notes and accrued interest. The Company reduced the restricted stock liability as the common stock vests, which was fully vested as of December 31, 2020.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

As of December 31, 2021, there was $61.3 million of total unrecognized compensation cost related to unvested restricted stock units, all of which is expected to be recognized over a remaining weighted-average period of 3.2 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees, including shares sold through the issuance of non-recourse promissory notes of which all the shares are considered to be options for accounting purposes, and the ESPP in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$42,554	$13,663	$3,034
Selling, general and administrative	$41,230	13,937	5,685
Total stock-based compensation	$83,784	$27,600	$8,719

14.
Net Income (Loss) Per Share

The following is a calculation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2021	2020	2019
Net income (loss), basic and diluted	$528,584	$(298,665)	$(174,683)

Weighted-average shares outstanding, basic	129,884,967	119,159,424	30,349,920
Weighted-average effect of dilutive securities:
Options to purchase common stock	3,513,438	—	—
Restricted shares subject to future vesting	35,488	—	—
Contingently issuable shares	3,233	—	—
Weighted-average shares outstanding, diluted	133,437,126	119,159,424	30,349,920

Net income (loss) per share, basic	$4.07	$(2.51)	$(5.76)
Net income (loss) per share, diluted	$3.96	$(2.51)	$(5.76)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2021	2020	2019
Options issued and outstanding	5,764,308	9,798,282	7,186,298
Restricted shares subject to future vesting	1,088,304	89,261	2,075,511
Warrants to purchase common stock	—	—	244,444
Total	6,852,612	9,887,543	9,506,253

As of December 31, 2021, the Company estimated shares issuable under the ESPP would be 65,967 based on expected total contributions from the plan participants and 85% of the stock price at the beginning of the offering period.

15.
Defined Contribution Plan

In October 2017, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees. Eligible employees may contribute a percentage of their compensation to this plan, subject to statutory limitations. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $2.7 million, $1.8 million, and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

16.
Income Taxes

Income (loss) before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$535,989	$(309,697)	$(138,724)
Foreign	13,813	11,086	(35,805)
Total income (loss) before provision for income taxes	$549,802	$(298,611)	$(174,529)

The components of income tax expense consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$3,526	$—	$—
State	105	—	—
Foreign	2,401	106	154
	6,032	106	154
Deferred:
Federal	15,186	(21)	—
State	—	(31)	—
	15,186	(52)	—
Provision for income taxes	$21,218	$54	$154

A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax expense is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax at less than federal statutory rate	(0.2)	0.9	(0.3)
Prior year tax rate adjustment	—	(1.9)	—
State taxes, net of federal benefit	0.7	2.7	2.4
Research and development tax credit	(1.6)	1.8	2.0
Permanent items	1.8	1.3	(0.8)
Changes in valuation allowance	(17.9)	(25.3)	(24.3)
Other	0.1	(0.5)	(0.1)
Effective income tax rate	3.9%	0.0%	(0.1)%

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, are related to the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,030	$117,433
Research and development tax credit carryforward	11,375	12,246
Equity compensations	15,065	4,193
Reserves and accruals	7,115	10,804
Lease liabilities	28,612	16,184
Intangible assets	19,657	23,006
Deferred tax assets	96,854	183,866
Deferred tax liabilities:
Unrealized gain on investments	(30,170)	—
ROU assets	(28,483)	(16,147)
Property and equipment	(2,422)	(2,570)
IPR&D	(8,511)	(8,511)
Deferred tax liabilities	(69,586)	(27,228)
Valuation allowance	(45,707)	(159,891)
Net deferred tax liabilities	$(18,439)	$(3,253)

Although the Company has taxable income for the year ended December 31, 2021, it has otherwise incurred accumulated tax losses since inception. Based on the available objective evidence, the Company cannot conclude it is more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance against its net deferred tax assets. For the year ended December 31, 2021, the Company recorded a valuation allowance release of $114.2 million, based on the estimated 2021 taxable income. For the years ended December 31, 2020 and 2019, the valuation allowance increased by $74.1 million and $42.3 million, respectively. As of December 31, 2021, the Company has net operating loss carryforwards of $24.2 million for federal purposes and $126.6 million for state tax purposes. If not utilized, these carryforwards will begin expiring in 2035 for federal and in 2031 for state tax purposes. The federal net operating losses generated after December 31, 2017, have an infinite carryforward period and subject to 80% deduction limitation based upon pre-NOL deduction taxable income. As of December 31, 2021, the Company also has net operating loss carryforwards of $5.4 million for Australian tax purposes, which has an infinite carryforward period, and no net operating loss carryforward for Swiss tax purposes.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company completed its Section 382 analysis as of December 31, 2021 and based on this analysis, it does not expect that the annual limitations will significantly impact its ability to utilize its net operating loss or tax credit carryforwards prior to expiration.

As of December 31, 2021, the Company has research tax credit carryforwards of $6.0 million and $11.0 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2036. The California credits can be carried forward indefinitely. To the extent they were not utilized, Oregon carryforward began expiring in 2022.

The Tax Cuts and Jobs Act of 2017 subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Uncertain Tax Positions

As of December 31, 2021 and 2020, the Company had an unrecognized tax benefit of $7.4 million and $4.9 million, respectively, related to transfer pricing and research and development tax credits. No amount of unrecognized tax benefits as of December 31, 2021, if recognized, would reduce the Company’s effective tax rate because the benefits would be in the form of net operating loss and tax credit carryforwards, which would attract a full valuation allowance. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendar years ending December 31, 2017 forward for federal and state purposes.

The Company did not recognize any expense for interest and penalties related to uncertain tax positions during 2021, 2020 and 2019, and the Company does not have any amounts related to interest and penalties accrued at December 31, 2021. The Company files U.S. federal, state, Switzerland and Australia tax returns. The Company’s tax years remain open for all years. As of December 31, 2021, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

A reconciliation of the beginning and ending amounts of the liability for uncertain tax positions is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Gross unrecognized tax benefits at January 1	$4,877	$2,725	$2,404
Addition for tax positions taken in the prior years	—	—	133
Reduction for tax positions taken in the prior years	(62)	(588)	(1,596)
Addition for tax positions taken in current year	2,607	2,740	1,784
Gross unrecognized tax benefits at December 31	$7,422	$4,877	$2,725

17.
Subsequent Event

Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation

In January 2022, the Company entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, which amended and restated the letter agreement with the Bill & Melinda Gates Foundation that was entered into in December 2016 (the "Gates Agreement"), to include the advancement of innovative platform technologies in the development of broadly neutralizing antibodies designed to provide a "vaccinal effect" for the treatment of HIV and prevention of malaria. Under the Gates Agreement, in January 2022, the Bill & Melinda Gates Foundation purchased 881,365 shares of the Company's common stock with total value of $40.0 million and made a $10.0 million grant to the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of Vir Biotechnology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Vir Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vir Biotechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” and “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, or the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance—Independence of The Board of Directors” and “Transactions with Related Persons” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 3—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements, financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All financial statements schedules are omitted because the required information is included in the consolidated financial statements or the notes thereto included in Item 8 of Part II hereof.

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

10.5+

Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under Vir Biotechnology, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-K (File No. 001-39083), filed with the SEC on February 25, 2021).

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

10.8+	Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K (File No. 001-39083), filed with the SEC on February 25, 2021).

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

10.14+

Promotion Letter Agreement between the Company and Steven Rice, dated July 30, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-39083), filed with the SEC on November 10, 2020).

10.15+

Amended and Restated Employment Letter Agreement between the Company and Ann (Aine) M. Hanly, dated May 4, 2021 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

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

10.20†

Amendment No.2 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated March 3, 2020 (incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.21†

Amendment No.3 to the Collaboration and License Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated April 1, 2020 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.22†

Letter Agreement between the Company and Alnylam Pharmaceuticals, Inc., dated December 23, 2020 (incorporated herein by reference to Exhibit 10.24 to the Company's Form 10-K (File No. 001-39083), filed with the SEC on February 25, 2021).

10.23†

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

10.25†

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

10.27†

Amendment No. 1 to License Agreement between the Company and MedImmune, LLC, dated September 1, 2020 (incorporated herein by reference to Exhibit 10.29 to the Company's Form 10-K (File No. 001-39083), filed with the SEC on February 25, 2021).

10.28†

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

10.34†

Amendment No. 2 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated February 24, 2020 (incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.35†

Amendment No. 3 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated May 22, 2020 (incorporated herein by reference to Exhibit 10.38 to the Company's Form 10-K (File No. 001-39083), filed with the SEC on February 25, 2021).

10.36†

Amendment No. 4 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated December 8, 2020 (incorporated herein by reference to Exhibit 10.39 to the Company's Form 10-K (File No. 001-39083), filed with the SEC on February 25, 2021).

10.37†

Amendment No. 5 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated June 2, 2021 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on August 5, 2021).

10.38†

Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated March 16, 2018 (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.39†

Amendment No. 1 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated April 22, 2019 (incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.40†

Amendment No. 2 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated October 28, 2019 (incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on March 26, 2020).

10.41†

Amendment No. 3 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated May 29, 2020 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-Q (File No. 001-39083), filed with the SEC on August 11, 2020).

10.42†

Amendment No. 4 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated June 16, 2021 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on August 5, 2021).

10.43†	Amendment No. 5 to Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated December 8, 2021.

10.44†	Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated November 5, 2021.

10.45†	Amended and Restated Letter Agreement between the Company and the Bill & Melinda Gates Foundation, dated January 12, 2022.

10.46	Stock Purchase Agreement between the Company and the Bill & Melinda Gates Foundation, dated January 12, 2022.

10.47†	Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated January 12, 2022.

10.48†

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

10.55†

Second Amendment to Exclusive License Agreement between the Company and The Rockefeller University, dated September 28, 2020 (incorporated herein by reference to Exhibit 10.51 to the Company's Form 10-K (File No. 001-39083), filed with the SEC on February 25, 2021).

10.56†

Third Amendment to Exclusive License Agreement between the Company and The Rockefeller University, dated March 1, 2021 (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.57†

Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated March 20, 2012 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.58†

Amendment 1 to Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated April 19, 2013 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.59†

Amendment 2 to Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated April 27, 2015 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.60†

Amendment 3 to Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated December 31, 2015 (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.61†

Amendment 4 to Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated August 29, 2016 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.62†

Amendment 5 to Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated July 15, 2017 (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.63†

Amendment 6 to Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated September 7, 2018 (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.64

Lease Agreement between the Company and ARE-SAN FRANCISCO NO. 43, LLC, dated March 30, 2017 (incorporated herein by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.65

First Amendment to Lease Agreement between the Company and ARE-SAN FRANCISCO NO. 43, LLC, dated April 10, 2019 (incorporated herein by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.66†	Lease Agreement between the Company and KRE Exchange Owner LLC, dated December 16, 2021.

10.67†

Patent License Agreement between the Company and Xencor, Inc., dated August 15, 2019 (incorporated herein by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.68†

Amendment 1 to Patent License Agreement between the Company and Xencor, Inc., dated February 23, 2021 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.69†

Patent License Agreement between the Company and Xencor, Inc., dated March 25, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on June 19, 2020).

10.70†

Amendment 1 to Patent License Agreement between the Company and Xencor, Inc., dated February 23, 2021 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.71†

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

10.73†

Preliminary Collaboration Agreement between the Company and Glaxo Wellcome UK Limited, dated February 14, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.74†

Definitive Collaboration Agreement between the Company and Glaxo Wellcome UK Limited, dated May 18, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on August 5, 2021).

10.75†

Stock Purchase Agreement between the Company and Glaxo Group Limited, dated February 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.76†

Binding Letter Agreement between the Company and Samsung Biologics Co., Ltd., dated April 9, 2020 (incorporated herein by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.77

Assignment and Novation Agreement among the Company, GlaxoSmithKline Trading Services Limited and Samsung Biologics Co., Ltd., dated July 31, 2020 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on August 7, 2020).

10.78†

Development and Manufacturing Collaboration Agreement between the Company and Wuxi Biologics (Hong Kong) Limited, dated February 25, 2020 (incorporated herein by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.79†

Letter of Intent between the Company and WuXi Biologics (Hong Kong) Limited, dated June 15, 2020 (incorporated herein by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.80

Assignment and Novation Agreement among the Company, GlaxoSmithKline Trading Services Limited and WuXi Biologics (Hong Kong) Limited, dated July 29, 2020 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-39083), filed with the SEC on August 7, 2020).

10.81

Sales Agreement, dated as of November 10, 2020, by and between the Company and Cowen and Company, LLC. (incorporated by reference to Exhibit 1.2 to the Company’s registration statement on Form S-3 (Filed No. 333-250013), filed with the SEC on November 10, 2020).

21.1

List of subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.

† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

VIR BIOTECHNOLOGY, INC.

Date: February 28, 2022	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2022	By:	/s/ Howard Horn
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

Signature	Title	Date

/s/ George Scangos	President, Chief Executive Officer and	February 28, 2022
George Scangos, Ph.D.	Director (Principal Executive Officer)

/s/ Howard Horn	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2022
Howard Horn

/s/ Vicki Sato	Chairman of the Board of Directors	February 28, 2022
Vicki Sato, Ph.D.

/s/ Jeffrey S. Hatfield	Director	February 28, 2022
Jeffrey S. Hatfield

/s/ Robert More	Director	February 28, 2022
Robert More

/s/ Janet Napolitano	Director	February 28, 2022
Janet Napolitano

/s/ Robert Nelsen	Director	February 28, 2022
Robert Nelsen

/s/ Dipchand Nishar	Director	February 28, 2022
Dipchand Nishar

/s/ Robert Perez	Director	February 28, 2022
Robert Perez

/s/ Saira Ramasastry	Director	February 28, 2022
Saira Ramasastry

/s/ Phillip Sharp	Director	February 28, 2022
Phillip Sharp, Ph.D.

/s/ Elliott Sigal	Director	February 28, 2022
Elliott Sigal, M.D., Ph.D.