Form 10-Q
period 2022-03-31
Vir Biotechnology, Inc.
filed 2022-05-05
CIK 1706431

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2022, the registrant had 132,375,699 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, research and development, planned clinical trials and preclinical studies, technology platforms, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management, expected market growth, the timing of availability of clinical data, program updates and data disclosures, the ability of sotrovimab to treat and/or prevent COVID-19, the expected number of therapeutic doses that Vir will be able to supply to patients, and the ability of sotrovimab to maintain activity against circulating COVID-19 variants or subvariants of concern and interest, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:

•
We have incurred net losses and anticipate that we may continue to incur net losses in the foreseeable future and, therefore, may not be able to maintain profitability.
•
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•
We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
•
Although we have an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. If the FDA revokes or terminates our EUA for sotrovimab, or the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of sotrovimab in the United States unless we can obtain FDA approval for sotrovimab.
•
We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in connection with sotrovimab as a therapy for COVID-19. Market demand and utilization of sotrovimab or any of our other COVID-19 product candidates may be adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of vaccines and oral antivirals, the emergence of new variants or subvariants and the current challenges in the delivery and administration of mAbs to patients.
•
Our near-term success is dependent on the successful commercialization of sotrovimab for the early treatment of COVID-19, including our ability to enter into additional procurement contracts with government entities. If we are unable to successfully commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected. In addition, sotrovimab may be rendered inferior or obsolete due to rapid changes in epidemiology and the emergence of new variants or subvariants.
•
Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of sotrovimab and our other product candidates in a timely manner. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.
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
•
Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic and future outbreaks of the disease.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$812,355	$347,815
Short-term investments	399,829	217,182
Restricted cash and cash equivalents, current	14,402	8,594
Receivable from collaboration	1,223,161	773,079
Equity investments	47,890	143,148
Prepaid expenses and other current assets	69,911	73,003
Total current assets	2,567,548	1,562,821
Intangible assets, net	33,154	33,287
Goodwill	16,937	16,937
Property and equipment, net	65,583	42,834
Operating right-of-use assets	88,331	87,220
Restricted cash and cash equivalents, noncurrent	9,040	7,006
Long-term investments	103,535	201,388
Other assets	3,001	2,775
TOTAL ASSETS	$2,887,129	$1,954,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,955	$6,521
Accrued and other liabilities	577,669	236,512
Deferred revenue, current portion	113,737	98,209
Contingent consideration, current portion	—	—
Total current liabilities	702,361	341,242
Deferred revenue, noncurrent	5,865	3,815
Operating lease liabilities, noncurrent	132,813	133,561
Contingent consideration, noncurrent	18,891	22,822
Deferred tax liability	18,439	18,439
Other long-term liabilities	7,746	2,540
TOTAL LIABILITIES	886,115	522,419
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 132,353,441 and 131,161,404 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	1,625,785	1,571,535
Accumulated other comprehensive loss	(4,805)	(1,099)
Retained earnings (accumulated deficit)	380,021	(138,600)
TOTAL STOCKHOLDERS’ EQUITY	2,001,014	1,431,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,887,129	$1,954,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Collaboration revenue	$1,229,656	$—
Contract revenue	282	605
Grant revenue	2,521	1,371
Total revenue	1,232,459	1,976
Operating expenses:
Cost of revenue	90,149	—
Research and development	90,227	134,870
Selling, general and administrative	38,255	25,739
Total operating expenses	218,631	160,609
Income (loss) from operations	1,013,828	(158,633)
Other income (expense):
Change in fair value of equity investments	(95,039)	—
Interest income	388	164
Other income (expense), net	2,730	(10,246)
Total other expense	(91,921)	(10,082)
Income (loss) before provision for income taxes	921,907	(168,715)
Provision for income taxes	(403,286)	(196)
Net income (loss)	$518,621	$(168,911)
Net income (loss) per share, basic	$3.93	$(1.32)
Net income (loss) per share, diluted	$3.85	$(1.32)
Weighted-average shares outstanding, basic	132,079,391	127,742,614
Weighted-average shares outstanding, diluted	134,535,766	127,742,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$518,621	$(168,911)
Other comprehensive income (loss):
Unrealized loss on investments	(3,696)	(40)
Amortization of actuarial (loss) gain	(10)	14
Other comprehensive loss	(3,706)	(26)
Comprehensive income (loss)	$514,915	$(168,937)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other	Retained Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Share	Amount	Capital	Loss	Deficit)	Equity
Balance at December 31, 2021	131,161,404	$13	$1,571,535	$(1,099)	$(138,600)	$1,431,849
Issuance of common stock in connection with a grant agreement	881,365	—	28,462			28,462
Vesting of restricted common stock	216,886	—	—	—	—	—
Exercise of stock options	93,786	—	484	—	—	484
Stock-based compensation	—	—	25,304	—	—	25,304
Other comprehensive loss	—	—	—	(3,706)	—	(3,706)
Net income	—	—	—	—	518,621	518,621
Balance at March 31, 2022	132,353,441	$13	$1,625,785	$(4,805)	$380,021	$2,001,014

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	127,416,740	$13	$1,385,301	$(1,278)	$(667,184)	$716,852
Issuance of common stock in connection with a collaboration agreement	1,924,927	—	85,213	—	—	85,213
Vesting of restricted common stock	52,963	—	—	—	—	—
Exercise of stock options	497,226	—	2,352	—	—	2,352
Stock-based compensation	—	—	15,471	—	—	15,471
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(168,911)	(168,911)
Balance at March 31, 2021	129,891,856	$13	$1,488,337	$(1,304)	$(836,095)	$650,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$518,621	$(168,911)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,419	1,269
Amortization of intangible assets	133	133
Amortization of premiums (accretion of discounts) on investments, net	1,073	409
Payment for contingent consideration in excess of acquisition date fair value	(93,803)	—
Noncash lease expense	2,111	1,484
Change in fair value of equity investments	95,039	—
Change in estimated fair value of contingent consideration	(3,931)	44,462
Stock-based compensation	25,304	15,471
Other	209	19
Changes in operating assets and liabilities:
Receivable from collaboration	(450,082)	—
Prepaid expenses and other current assets	(247)	943
Other assets	(227)	(63)
Accounts payable	3,829	(1,317)
Accrued liabilities and other long-term liabilities	433,556	(18,827)
Operating lease liabilities	(493)	4
Deferred revenue	17,578	35,395
Net cash provided by (used in) operating activities	550,089	(89,529)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of an equipment	12	—
Purchases of property and equipment	(15,841)	(667)
Purchases of investments	(89,563)	(5,000)
Maturities of investments	—	93,201
Net cash provided by (used in) investing activities	(105,392)	87,534
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a grant agreement	28,462	—
Proceeds from issuance of common stock in connection with a collaboration agreement	—	85,213
Payment of principal on financing lease obligation	(64)	(62)
Proceeds from exercise of stock options	484	2,352
Payment of contingent consideration	(1,197)	—
Net cash provided by financing activities	27,685	87,503
Net increase in cash, cash equivalents and restricted cash and cash equivalents	472,382	85,508
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	363,415	451,487
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$835,797	$536,995
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$8,338	$378
Operating lease liabilities obtained in exchange of right-of-use asset	$3,222	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$812,355	$521,396
Restricted cash and cash equivalents, current	14,402	8,601
Restricted cash and cash equivalents, noncurrent	9,040	6,998
Total cash, cash equivalents and restricted cash	$835,797	$536,995

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

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of March 31, 2022, no shares have been issued under the Sales Agreement.

Need for Additional Capital

Although the Company recorded net income for the year ended December 31, 2021 and the quarter ended March 31, 2022, it has otherwise incurred net losses since inception. The Company expects its earnings to be volatile and may continue to incur net losses over the next several years and may need to raise additional capital to fully implement its business plan. As of March 31, 2022, the Company had retained earnings of $380.0 million. The Company had, excluding restricted cash, $1.4 billion of cash, cash equivalents, investments and the equity investment in Brii Biosciences Limited (“Brii Bio Parent”) as of March 31, 2022, and after excluding the equity investment in Brii Bio Parent, the Company had $1.3 billion. Based on the Company’s current operating plan, management believes that the $1.3 billion as of March 31, 2022 will be sufficient to fund its operations through at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of Vir and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

Certain information and footnote disclosures typically included in the Company’s annual consolidated financial statements have been condensed or omitted. As such, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties

The Company has implemented a number of plans and policies designed to address and mitigate the impact of the ongoing COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), will continue to have an impact on the clinical development timelines for some of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

Although the Company received Emergency Use Authorization (“EUA”), temporary authorization or marketing approval for sotrovimab (under the brand name Xevudy®), it is still subject to a number of other challenges and risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its other product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of sotrovimab and other product candidates and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner sotrovimab or any of its other product candidates, it will be unable to generate significant revenue from product sales or maintain profitability. In addition, to the extent the ongoing COVID-19 pandemic, including the emergence of new variants or subvariants, adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of March 31, 2022, the Company has no off-balance sheet concentrations of credit risk.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and interest rate policies and determined that the estimate of credit losses was not significantly impacted. During the three months ended March 31, 2022 and 2021, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Investments

Investments include available-for-sale debt securities and equity investments, which are carried at estimated fair value.

Available-for-Sale Debt Securities

The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the unaudited condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the unaudited condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Equity Investments

Under Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, the Company measures its investment in equity securities at fair value at each reporting date based on the market price at period end if it has a readily determinable fair value. Otherwise, the investments in equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer unless the Company has significant influence or control over the investee. Changes in fair value resulting from observable price changes are presented as change in fair value of equity investments and changes in fair value resulting from foreign currency translation are included in other income (expense), net on the unaudited condensed consolidated statements of operations.

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

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606 or other guidance, as deemed appropriate. When the Company is considered an agent in elements of collaboration arrangements within the scope of ASC 808, it records its share of collaboration revenue in the period in which such sales occur. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the net sales reported by the Company's collaboration partners, net of cost of goods sold and allowable expenses (e.g., medical affairs, selling and marketing expenses) in the period. In order to record collaboration revenue, the Company utilizes certain information from its collaboration partner, including net product sales, and costs incurred for development and sales activities. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses.

The Company has entered into a number of license and collaboration agreements that fall within the scope of ASC 606. The Company evaluates the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses, (ii) performance of research

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Acquisitions

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date and are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the unaudited condensed consolidated balance sheets. The changes in fair values of contingent consideration related to the achievement of various milestones are recorded within research and development expenses or selling, general and administrative expenses based on the nature of the relevant underlying activities.

When the Company determines that an entity acquired does not meet the definition of a business, the transaction is accounted for as an acquisition of assets. Therefore, the consideration paid to acquire IPR&D is expensed, and no goodwill is recorded. Any contingent consideration is generally recognized only when it becomes payable or is paid.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Embedded Derivatives

The Company evaluates its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. Embedded derivatives are reported on the unaudited condensed consolidated balance sheets at their estimated fair values. Contingent consideration related to asset acquisitions that meet the definition of an embedded derivative is classified as contingent consideration on the unaudited condensed consolidated balance sheets. Any change in estimated fair values, as determined at each measurement period, are recorded in the unaudited condensed consolidated statements of operations based on the nature of the related contingencies. Changes in fair values of embedded derivatives related to the achievement of various milestones for product candidates are recorded within research and development expense or selling, general and administrative expenses based on the nature of the relevant underlying activities. Otherwise, changes in fair values are recorded within other income (expense), net.

New Accounting Pronouncement Recently Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), which adds certain disclosure requirements with respect to government assistance, including (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company's adoption of ASU 2021-10 on January 1, 2022 did not result in any material impact on its consolidated financial statements and related disclosures.

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

Cash Equivalents and Available-for-Sale Debt Securities

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

		March 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$821,105	$—	$—	$821,105
U.S. government treasuries	Level 2	507,933	—	(4,568)	503,365
Total financial assets		$1,329,038	$—	$(4,568)	$1,324,470

(1) Includes $23.4 million of restricted cash equivalents.

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

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets, and other assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $1.1 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively. The Company did not write off any accrued interest receivable during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized gains recorded in accumulated other comprehensive income (loss) were immaterial as of March 31, 2022. As of March 31, 2022, no securities have contractual maturities of longer than one year.

Equity Investments

As of March 31, 2022, the Company's equity investment consisted solely of ordinary shares of Brii Bio Parent. The Company acquired the securities as partial consideration for entering into the collaboration, option and license agreement (the “Brii Agreement”) with Brii Bio Parent and Brii Biosciences Offshore Limited (“Brii Bio”) in May 2018. The Company concluded it does not have a controlling interest or significant influence over Brii Bio based on its ownership percentage and other factors. See further discussion in Note 6—Collaboration and License Agreements. In July 2021, Brii Bio Parent completed its initial public offering (“Brii Bio Parent IPO”) on the Stock Exchange of Hong Kong Limited, prior to which the securities were accounted for as equity securities without a readily determinable fair value. Upon the completion of the Brii Bio Parent IPO, the securities were considered to be marketable equity securities and subsequently remeasured at fair value at each reporting date. As of March 31, 2022, the Company remeasured the equity investment at a fair value of $47.9 million. For the three months ended March 31, 2022, the Company recognized an unrealized loss of $95.0 million as other income (expenses) in the unaudited condensed consolidated statement of operations, net of an unrealized loss of $0.2 million related to foreign currency translation for the period. As of March 31, 2022, the Company classifies its equity investment in Brii Bio Parent as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of March 31, 2022 and December 31, 2021.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. In December 2021, the Company achieved the regulatory milestone of $35.0 million related to sotrovimab. As of March 31, 2022, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to the HBV product using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	5.3% - 6.2% (5.8%)
Probability of achievement	22.1% - 40.0% (30.9%)

(1)
Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of a discrete revenue forecast. During the year ended December 31, 2021, the Company achieved the specified sales milestones totaling $60.0 million related to sotrovimab. As of March 31, 2022, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecast, as well as the following significant unobservable inputs for the remaining commercial milestones related to the HBV product:

Unobservable input	Value
Volatility	60.0%
Discount rate	11.0%
Probability of achievement	22.1%

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of March 31, 2022 and December 31, 2021, the estimated fair value of the contingent consideration related to the Humabs acquisition was $16.1 million and $17.1 million, respectively, with changes in the estimated fair value recorded in research and development expense and selling, general and administrative expense in the unaudited condensed consolidated statements of operations based on the nature of the relevant underlying activities.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per-share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. In February 2021, the Company achieved one of the milestones related to a specified per-share price of its common stock resulting in a $10.0 million payable to the former TomegaVax stockholders which was paid in July 2021. As of March 31, 2022, the fair value of the remaining contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Value
Volatility	115.0%
Risk-free rate	2.3%

As of March 31, 2022 and December 31, 2021, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $2.8 million and $5.7 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the unaudited condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration (in thousands):

Contingent Consideration
Balance at December 31, 2021	$22,822
Changes in fair value	(3,931)
Balance at March 31, 2022	$18,891

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Acquisitions

Acquisition of TomegaVax

In September 2016, the Company entered into an agreement and plan of merger (“TomegaVax Merger Agreement”) to acquire all of the equity interests of TomegaVax. The primary asset purchased in the acquisition was an in-process cytomegalovirus (“CMV”) vector-based vaccine platform for use in HBV, HIV, and tuberculosis. The acquisition was accounted for as an asset purchase.

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

The Company determined that the future milestone payments contain net settlement provisions and therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of March 31, 2022, the estimated fair value of the embedded derivative was $2.8 million and is included in the contingent consideration liability on the unaudited condensed consolidated balance sheet.

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company, which discovers and develops monoclonal antibodies (“mAbs”) derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third parties. The Company is obligated to pass through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. In addition to the cash payment and issuance of common stock to the former Humabs shareholders at the acquisition date, the Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for an HBV product; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product, which the Company elected as a SARS-CoV-2 product, or sotrovimab.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During the year ended December 31, 2021, the Company achieved the specified regulatory milestone of $35.0 million and sales milestones totaling $60.0 million related to sotrovimab, which were paid in January and February 2022, respectively. The estimated fair value of the remaining contingent consideration was $16.1 million as of March 31, 2022.

5. Grant Agreements

Bill & Melinda Gates Foundation Grants

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

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company has deferred revenue of $1.4 million and $2.3 million, respectively, under the HIV Grant.

Tuberculosis (“TB”) Grant

On March 16, 2018, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $14.9 million for its TB program (the “TB Grant”). The parties amended the agreement in May 2020, in June 2021 and in December 2021 to extend the grant term. The TB Grant remained in effect until March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company had $3.0 million and $1.8 million, respectively, within accrued and other liabilities, which may need to be refunded to the Bill & Melinda Gates Foundation. As of March 31, 2022 and December 31, 2021, the Company has deferred revenue of zero and $1.3 million, respectively, under the TB Grant.

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $0.1 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

Human CMV-Vaccine Platform Grant

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

Payments received in advance that are related to future research activities are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The Company recognized grant revenue of $1.0 million for the three months ended March 31, 2022. The Company did not recognize any grant revenue for the three months ended March 21, 2021. As of March 31, 2022 and December 31, 2021, the Company has deferred revenue of $2.3 million and $3.3 million, respectively, under this grant agreement.

Vaccinal Antibody Grant

On January 12, 2022, the Company entered into a grant agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling $10.0 million for its vaccinal antibody program. This grant agreement will remain in effect until December 31, 2023, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project.

Concurrently with the execution of the grant agreement for the vaccinal antibody program, the Company entered into a stock purchase agreement with the Bill & Melinda Gates Foundation, under which the Bill & Melinda Gates Foundation purchased 881,365 shares of the Company’s common stock on January 13, 2022, at a price per share of $45.38, for an aggregate purchase price of approximately $40.0 million. The fair market value of the common stock issued to the Bill & Melinda Gates Foundation was $28.5 million, based on the closing stock price of $37.65 per share on the closing date and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $11.3 million premium received by the Company. The Company accounted for the common stock issued to the Bill & Melinda Gates Foundation based on its fair market value on the closing date and determined that the premium paid by the Bill & Melinda Gates Foundation should be included in the deferred revenue from the vaccinal antibody grant.

Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company are deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $0.7 million for the three months ended March 31, 2022. As of March 31, 2022, the Company has deferred revenue of $20.6 million under this grant agreement.

6. Collaboration and License Agreements

Collaboration Agreements with GSK

2020 GSK Agreement

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. (referred to individually and together, as “GSK”) entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by the Company and certain GSK entities in April 2020 (the “2020 Preliminary Agreement”) (such definitive collaboration agreement, the “2020 GSK Agreement”). Concurrently with the execution of the 2020 Preliminary Agreement, the Company entered into a stock purchase agreement (the “2020 Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. After receipt of antitrust clearance on April 22, 2020, the 2020 Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the 2020 Stock Purchase Agreement (“Effective Date”). Under the terms of the 2020 GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2 and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2 and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2 and potentially other coronaviruses (the “Functional Genomics Program”).

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

The Company concluded that the 2020 GSK Agreement contained four units of account: (i) the license granted to GSK under the Antibody Program (the “Antibody License”); (ii) the research and development activities (including clinical manufacturing) under the Antibody Program; (iii) the research and development activities under the Vaccine Program; and (iv) the research and development activities under the Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2020 GSK Agreement are performance obligations with a customer. The Company determined that the Antibody License is within the scope of ASC 606 and accordingly, accounted for the Antibody License as a distinct performance obligation under ASC 606. The Antibody License is a functional intellectual property and is distinct from the associated research and development activities to be performed under the program due to its significant standalone functionality. All other elements of the 2020 GSK Agreement, including the research and development activities and participation in the JSC and subcommittees for each collaboration program, were not determined to be distinct performance obligations with a customer.

The transaction price for the Antibody License at inception was determined to be $43.3 million, representing the premium on the sale of common stock to GSK. The Company determined that GSK can benefit from the Antibody License at the time of grant and, therefore, the related performance obligation is satisfied at a point in time. As such, the Company recognized the $43.3 million as contract revenue during the second quarter of 2020. Additionally, the Company is entitled to consideration from GSK related to profit and loss sharing arrangements (including royalties) contingent upon future sales of collaboration products under the Antibody Program.

The remaining units of account of the 2020 GSK Agreement were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities of the arrangement. Furthermore, the Company and GSK participate in the commercial profit and loss sharing arrangement for each program commensurate with each party’s cost-sharing responsibilities during research and development. Because ASC 808 does not provide recognition and measurement guidance, the Company determined that the guidance in ASC 730, Research and Development, was appropriate to analogize to, based on the nature of the cost-sharing provisions of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. The Company also concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the products under the Vaccine and Functional Genomics Programs will be analogized to ASC 606 and, therefore, will be recognized when the related sales occur.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2021, the U.S. Food and Drug Administration (“FDA”) granted an EUA in the United States for sotrovimab, the first collaboration product under the Antibody Program. In April 2022, the FDA excluded the use of sotrovimab in all US regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. As the lead party for all commercialization activities, GSK incurs all of the sales and marketing expenses and is the principal on sales transactions with third parties. As the Company is the agent under the 2020 GSK Agreement, the Company recognizes its contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, based on net sales, less cost of sales and allowable expenses (including distribution, selling, and marketing expenses) in the period the sale occurs. During the three months ended March 31, 2022, the Company recorded its share of net profit of $1.2 billion, net of cost of goods sold and allowable expenses, as collaboration revenue in the unaudited condensed consolidated statements of operations.

Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $6.5 million and $18.5 million during the three months ended March 31, 2022 and 2021, respectively.

2021 Expanded GSK Collaboration

On February 14, 2021, the Company and GSK entered into a binding preliminary collaboration agreement (the “2021 Preliminary Agreement”) under which the parties agreed to expand the 2020 GSK Agreement to collaborate on three separate programs: (1) a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus (the “Influenza Program”), excluding VIR-2482 unless GSK exercises its option as described below; (2) an expansion of the parties’ current Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses (the “Expanded Functional Genomics Program”); and (3) additional programs to develop neutralizing mAbs directed to up to three non-influenza target pathogens selected by GSK (the “Selected Pathogens” and such programs, the “Additional Programs”).

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

The 2021 Preliminary Agreement was superseded on May 18, 2021 upon execution of the definitive collaboration agreement (the “2021 GSK Agreement”, and collectively with the 2021 Preliminary Agreement, the “2021 GSK Collaboration”). The material terms of the 2021 GSK Agreement, including the promised goods and services, are discussed below and are consistent with those of the 2021 Preliminary Agreement.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company concluded that the 2021 GSK Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Agreements, under which certain elements are required to be accounted for under ASC 606 where the counterparty is a customer for a good or service that is a distinct unit of account. In addition, the 2021 GSK Agreement is considered a contract modification to the 2021 Preliminary Agreement and will be accounted for prospectively, as a termination of the 2021 Preliminary Agreement and commencement of a new contract. There was no impact to the accounting assessment of the original contract as no goods or services had been delivered to GSK, no performance obligations were satisfied, and, accordingly, no contract revenue was recognized under ASC 606 prior to the execution of the 2021 GSK Agreement.

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

The Company concluded that the 2021 GSK Agreement contained the following units of account: (i) the VIR-2482 Option; (ii) three distinct rights granted to GSK related to the Selected Pathogens (each, a “Selected Pathogens Right”); (iii) the license and know-how to the next-generation mAbs under the Influenza Program (the “Next Gen License”); (iv) the research and development activities for next-generation mAbs under the Influenza Program; and (v) the research and development activities, including license rights and know-how, under the Expanded Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2021 GSK Agreement are performance obligations with a customer. The Company determined that the distinct performance obligations under ASC 606 consisted of (i) the Next Gen License and (ii) the three Selected Pathogens Rights, each representing a material right. All other elements of the 2021 GSK Agreement including the VIR-2482 Option, research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer. As of March 31, 2022, GSK had not exercised the VIR-2482 Option or the three Selected Pathogens Rights.

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

The respective estimated SSP for each of the performance obligations was determined to allocate the transaction price. The estimated SSP of each performance obligation was determined using methods that considered relevant market conditions, entity-specific factors and information about GSK, while maximizing the use of available observable inputs and using certain management assumptions (e.g., treatable patient population, expected market share, probability of success and product profitability, discount rate based on weighted-average cost of capital). For the Next Gen License, the Company determined that GSK can benefit from the license at the time the license is granted, and, therefore, the related performance obligation is satisfied at a point in time. If any of the Selected Pathogens Rights are exercised, the Company will evaluate the related promises to identify the performance obligations to be transferred and the timing of revenue recognition. If any of the Selected Pathogens Rights expire prior to being exercised, the Company will recognize any deferred revenue allocated to that right as revenue at the time of expiration.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Upon execution of the 2021 GSK Agreement, the Company granted the Next Gen License to GSK and therefore, recognized $168.3 million as contract revenue in the second quarter of 2021. As of March 31, 2022 and December 31, 2021, the total unrecognized transaction price of $91.5 million is classified as current deferred revenue on the Company's unaudited condensed consolidated balance sheets related to the remaining performance obligations, being the material rights resulting from the Selected Pathogens Rights, none of which have been exercised by GSK as of March 31, 2022. The Company expects the rights will be exercised, and thus, the corresponding deferred revenue will be recognized within 12 months from March 31, 2022.

Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three months ended March 31, 2022, the Company recognized additional net research and development expense of $0.1 million under the 2021 GSK Agreement.

Under both the 2020 GSK Agreement and the 2021 GSK Agreement, the Company has a receivable from collaboration of $1.2 billion and $773.1 million as of March 31, 2022 and December 31, 2021, respectively.

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

As partial consideration for the Company’s entry into the Brii Agreement, upon closing of Brii Bio Parent’s Series A preferred stock financing, the Company received ordinary shares equal to 9.9% of the outstanding shares in Brii Bio Parent. As a result of Brii Bio’s right to exercise one of its options for the Company’s HBV siRNA program, under the terms of the Amended Alnylam Agreement the Company transferred to Alnylam Pharmaceuticals, Inc. (“Alnylam”) a specified percentage of such equity consideration allocable to such program under a share transfer agreement in February 2020.

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

Upon exercise of each option for a Brii Bio program, the Company will be required to pay to Brii Bio an option exercise fee ranging from the low tens of millions to up to $50.0 million, determined based on the commercial potential of the licensed program. The Company will be required to make regulatory milestone payments to Brii Bio on a licensed product-by-licensed product basis ranging from the low tens of millions up to $100.0 million, also determined based on the commercial potential of such program. The Company will also be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products in the United States arising from each licensed program, up to an aggregate of $175.0 million per licensed program. As of March 31, 2022, the Company has not exercised any of its options.

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

The Brii Agreement will remain in force until the expiration of all options or, if any option is exercised, expiration of all royalty payment obligations for all licensed products within such licensed program, unless terminated in its entirety or on a program-by-program basis by either party. Each party may terminate for convenience all rights and obligations with respect to any program for which it has an option, with 30 days’ written notice (if the terminating party has not exercised an option for such program) or 180 days' notice (following the exercise of an option for such program). The Brii Agreement may also be terminated by either party for insolvency of the other party, and either party may terminate the Brii Agreement in its entirety or on a program-by-program basis for the other party’s uncured material breach on 60 days’ written notice (or 30 days’ notice following failure to make payment).

From May 2018 until July 2021, the Brii Bio Parent IPO closing date, Brii Bio Parent and its wholly-owned subsidiary Brii Bio were determined to be variable interest entities (“VIE”) due to their reliance on future financing and having insufficient equity at risk. However, the Company did not have the power to direct activities that most significantly impact the economic success of these entities and was not considered the primary beneficiary of these entities. Therefore, the Company did not consolidate Brii Bio Parent or Brii Bio. Subsequent to the Brii Bio Parent IPO, the Company determined that these entities are no longer VIEs. In addition, as Brii Bio Parent is a publicly-traded company, the Company's investment in its ordinary shares became a marketable equity investment with readily determinable fair value and is then subsequently remeasured to fair value at each reporting date (see Note 3—Fair Value Measurements). Prior to the Brii Bio Parent IPO, the Company accounted for its investment in Brii Bio Parent, which had a carrying value of $5.7 million, at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment from the same issuer.

Under the Brii Agreement, the Company also has a contract liability of $2.3 million and $1.5 million within current and noncurrent deferred revenues, respectively, which represents deferred consideration for the remaining three options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its options or the options expire.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company evaluated the transaction under ASC 606 and identified one performance obligation consisting of the license granted to Brii Bio. Under the Brii Agreement, Brii Bio is responsible for performing all research and development activities and the Company does not have any other performance obligations within the context of ASC 606 under the arrangement after the option exercise. During the three months ended March 31, 2022 and 2021, the Company did not recognize any revenue from the 2020 option exercise.

The Company did not recognize any contract revenue from the supply of biological materials to Brii Bio during the three months ended March 31, 2022 and 2021.

Alnylam

In October 2017, the Company entered into the collaboration and license agreement with Alnylam, as amended in December 2019, and March, April and December 2020 (the “Amended Alnylam Agreement”) for the development of siRNA products for the treatment of HBV, and following the exercise of certain program options, the development and commercialization of siRNA therapeutic products directed to up to four other infectious disease targets selected by the Company. The technology licensed under the Amended Alnylam Agreement forms the basis of the Company’s siRNA technology platform.

Under the Amended Alnylam Agreement, the Company obtained a worldwide, exclusive license to develop, manufacture and commercialize the HBV siRNA product candidates, including VIR-2218, for all uses and purposes other than agricultural, horticultural, forestry, aquaculture and other residential applications (such excluded fields, the “Excluded Fields”). In addition, Alnylam granted the Company an exclusive option, for each of the infectious disease siRNA programs directed to the Company’s selected targets, to obtain a worldwide, exclusive license to develop, manufacture and commercialize siRNA products directed to the target of each such program for all uses and purposes other than the Excluded Fields. On a product-by-product basis for each product arising from the HBV and, following the Company’s option exercise, the infectious disease programs, Alnylam has an exclusive option, exercisable during a specified period prior to the initiation of a Phase 3 clinical trial for each such product, to negotiate and enter into a profit-sharing agreement for such product.

The Company and Alnylam are jointly responsible for funding the initial research and development activities for VIR-2218 through the completion of proof of concept trials. Prior to the exercise of the Company’s option for each siRNA program directed to one of the Company’s selected infectious disease targets, Alnylam is responsible for conducting all development activities, at the Company’s expense, in accordance with an agreed-upon development plan. Following the Company’s exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, the Company is solely responsible, at the Company’s expense (subject to Alnylam’s exercise of a profit-sharing option), for conducting all development, manufacture and commercialization activities for products arising from each such program. If Alnylam exercises a profit-sharing option for a product, the Company will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances. Under the Amended Alnylam Agreement, the Company paid Alnylam an upfront fee of $10.0 million and issued to Alnylam 1,111,111 shares of the Company’s common stock.

Upon the achievement of a certain development milestone, the Company was obligated to issue shares of the Company’s common stock equal to the lesser of (i) 1,111,111 shares or (ii) a certain number of shares based on the Company’s stock price at the time such milestone is achieved (the “Milestone Shares”). In March 2020, the Company achieved the specified development milestone relating to the Milestone Shares. The Company issued Alnylam 1,111,111 shares of its common stock and paid Alnylam $15.0 million in the second quarter of 2020. The Company will be required to pay Alnylam up to $190.0 million in the aggregate for the achievement of specified development and regulatory milestones by the first siRNA product directed to HBV, and up to $115.0 million for the achievement of specified development and regulatory milestones by the first product directed to the target of each infectious disease siRNA program for which the Company exercised its option. Following commercialization, the Company will be required to pay to Alnylam up to $250.0 million in the aggregate for the achievement of specified levels of net sales by siRNA products directed to HBV and up to $100.0 million for the achievement of specified levels of net sales by products directed to the target of each infectious disease siRNA program for which the Company exercised its option. The Company may also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of HBV products, and tiered royalties at percentages ranging from the high single-digits to the sub-teen double-digits on annual net sales of licensed infectious disease products, in each case subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The term of the Amended Alnylam Agreement will continue, on a product-by-product and country-by-country basis, until the expiration of all royalty payment obligations under the Amended Alnylam Agreement. If the Company does not exercise its option for an infectious disease program directed to one of its selected targets, the Amended Alnylam Agreement will expire upon the expiration of the applicable option period with respect to such program. However, if Alnylam exercises its profit-sharing option for any product, the term of the Amended Alnylam Agreement will continue until the expiration of the profit-sharing arrangement for such product. The Company may terminate the Amended Alnylam Agreement on a program-by-program basis or in its entirety for any reason on 90 days’ written notice. Either party may terminate the agreement for cause for the other party’s uncured material breach on 60 days’ written notice (or 30 days’ notice for payment breach), or if the other party challenges the validity or enforceability of any patent licensed to it under the Amended Alnylam Agreement on 30 days’ notice.

The Company incurred expenses under the Amended Alnylam Agreement of $0.2 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively.

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

WuXi Biologics will perform mutually agreed process and clinical development and manufacturing activities, under individual statements of work. In addition, the parties agreed that WuXi Biologics will pay the Company tiered royalties at percentages ranging from the high single-digits to mid-teens on annual net sales of all products sold by WuXi Biologics in greater China. The royalties are payable for a specified, standard royalty term. In addition, if WuXi Biologics sublicenses its commercialization rights to a third party, WuXi Biologics will pay the Company a percentage of the sublicense revenue received from such third party. The WuXi Biologics Collaboration Agreement will continue until the expiration of WuXi Biologics’ payment obligations to the Company, unless terminated earlier. The WuXi Biologics Collaboration Agreement may be terminated earlier by (i) the written agreement of both parties, (ii) WuXi Biologics following the one year anniversary of the WuXi Biologics Collaboration Agreement effective date with respect to the entire agreement or on a product-by-product basis with 90 days’ prior written notice or (iii) by either party if the other party materially breaches the WuXi Biologics Collaboration Agreement and fails to cure such breach within 60 days.

The Company did not recognize any revenue during the three months ended March 31, 2022 and 2021 under this collaboration agreement.

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

The Company paid Rockefeller an upfront fee of $0.3 million for entry into the Rockefeller Agreement and is required to pay annual license maintenance fees of $1.0 million, which can be creditable against royalties following commercialization. In addition, for the achievement of specified development, regulatory and commercial success milestone events, the Company will be required to pay up to $80.3 million, in the aggregate, for up to six infectious disease products. Any follow-on products beyond six products may result in additional milestone event payments. The Company will also be required to pay to Rockefeller a royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. The Company’s obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Under the Rockefeller Agreement, the Company recognized a total of $0.5 million and zero during the three months ended March 31, 2022 and 2021, respectively, as research and development expenses related to certain development milestone payments, annual license maintenance fees, and estimated sublicense fees.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Under the 2019 Xencor Agreement, the Company did not recognize any research and development expenses during the three months ended March 31, 2022 and 2021.

March 2020 License Agreement

In March 2020, the Company entered into a patent license agreement, which was amended in February 2021 (the “2020 Xencor Agreement”) with Xencor under which the Company obtained a non-exclusive, sublicensable (only to the Company’s affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the coronavirus research programs. These technologies are used in the Company’s sotrovimab, incorporating Xencor’s Xtend technology, and VIR-7832 product candidate, incorporating Xencor’s Xtend and other Fc technologies.

In consideration for the grant of the license, the Company is obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years. During the three months ended March 31, 2022 and 2021, the Company recognized $70.0 million and zero, respectively, as cost of revenue for royalties due to Xencor from the sale of sotrovimab.

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

7. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$21,225	$20,012
Computer equipment	1,244	1,112
Furniture and fixtures	1,443	1,443
Leasehold improvements	7,834	7,834
Construction in progress	49,740	26,925
Property and equipment, gross	81,486	57,326
Less accumulated depreciation and amortization	(15,903)	(14,492)
Total property and equipment, net	$65,583	$42,834

Depreciation and amortization expenses were $1.4 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Milestone payable	$—	$95,000
Accrued royalties	103,320	58,672
Research and development expenses	22,511	28,073
Payroll and related expenses	18,015	29,753
Accrued income taxes	404,430	6,217
Excess funds payable under grant agreements	3,039	1,825
Operating lease liabilities, current	4,065	3,927
Other professional and consulting expenses	4,738	2,791
Other accrued expenses	17,551	10,254
Total accrued and other liabilities	$577,669	$236,512

Accrued royalties represents royalties earned by third-party licensors, such as Xencor, on net sales of sotrovimab by GSK.

8. Commitments and Contingencies

Lease Agreements

The Company has various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2022 and 2033. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain lease agreements also provide the Company with the option to renew for additional periods ranging from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.

The maturity of the Company’s operating lease liabilities as of March 31, 2022 was as follows (in thousands):

Amounts
2022 (excluding the three months ended March 31, 2022)	$10,364
2023	19,341
2024	18,500
2025	16,192
2026	16,636
Thereafter	103,450
Total lease payments	184,483
Less: imputed interest	(43,593)
Less: net tenant improvement allowance yet to be received	(36,660)
Present value of operating lease liabilities	$104,230

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following amounts were recorded in the unaudited condensed consolidated balance sheets for the periods ended:

	March 31, 2022	December 31, 2021
	(in thousands)
Operating Leases
Prepaid expenses and other current assets (1)	$32,648	$49,536
Operating right-of-use assets	88,331	87,220

Accrued and other liabilities	$4,065	$3,927
Operating lease liabilities, noncurrent	132,813	133,561
Total operating lease liabilities	$136,878	$137,488

(1)
Current portion of lease liabilities recorded in prepaid expenses and other current assets for which the lease incentives to be received exceed the minimum lease payments to be paid over the next twelve months.

Manufacturing and Supply Letter Agreements

In April 2020, the Company and Samsung Biologics Co., Ltd. (“Samsung”) entered into a binding letter agreement (the “Samsung Letter Agreement”), under which Samsung will perform development and manufacturing services for the Company’s SARS-CoV-2 antibody program. In August 2020, the Company, GlaxoSmithKline Trading Services Limited (“GSKTSL”) and Samsung entered into an Assignment and Novation Agreement effective as of July 31, 2020, under which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the Samsung Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the Samsung Letter Agreement.

In June 2020, the Company and WuXi Biologics entered into a binding letter of intent (the “WuXi Biologics Letter Agreement”), under which WuXi Biologics will perform certain development and manufacturing services for the Company’s SARS-CoV-2 antibody program. In August 2020, the Company, GSKTSL and WuXi Biologics entered into an Assignment and Novation Agreement effective as of July 29, 2020, under which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the WuXi Biologics Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the WuXi Biologics Letter Agreement.

In August 2020, GSKTSL entered into a Master Services Agreement with Samsung (the “Samsung MSA”) and a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics (the “WuXi Biologics MSA”) in connection with the performance of the obligations of the Company and GSK under the 2020 GSK Agreement. In accordance with the terms of the 2020 GSK Agreement, the Company continues to be responsible for 72.5% of the costs under each of the Samsung MSA and the WuXi Biologics MSA, including its estimated aggregate commitment to GSK for drug substance, drug product and raw material of $82 million as of March 31, 2022 under the Samsung MSA and WuXi Biologics MSA, and GSK bears 27.5% of such costs under each of the Samsung MSA and the WuXi Biologics MSA, subject to certain conditions and exceptions.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Under such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon the Company to provide indemnification under these agreements, and thus, there are no indemnification claims that the Company is aware of that could have a material effect on the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, or unaudited condensed consolidated statements of cash flows.

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

10. Stock-Based Awards

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2021	10,308,928	$31.75	8.2
Granted	1,500,605	$29.43
Exercised	(93,786)	$5.17
Forfeited	(75,520)	$39.19
Outstanding at March 31, 2022	11,640,227	$31.61	8.2	$65,531
Vested and expected to vest at March 31, 2022	11,640,227	$31.61	8.2	$65,531
Vested and exercisable at March 31, 2022	5,100,119	$22.74	7.4	$52,996

As of March 31, 2022, the Company expects to recognize the remaining unamortized stock-based compensation expense of $192.2 million related to stock options, over an estimated weighted-average period of 2.6 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term of options (in years)	6.1	6.1
Expected stock price volatility	110.2% - 111.2%	103.1% - 106.1%
Risk-free interest rate	1.6% - 2.2%	0.6% - 1.2%
Expected dividend yield	—	—

The valuation assumptions for stock options were determined as follows:

Expected Term— The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.

Expected Volatility— Since inception, the expected volatility was determined by examining the historical volatilities for industry peers and using an average of historical volatilities of the Company’s industry peers. Beginning the first quarter of 2022, the expected volatility is determined by using a blended approach of the Company and its industry peers’ historical volatilities.

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

Employee Stock Purchase Plan (the “ESPP”)

In June 2021, the Company initiated its first offering period under the ESPP. Each offering period is six months, which commences on the grant date on or after June 1 and December 1 of each year and ends on the purchase date on or before November 30 and May 31 of each year.

The fair value of employees' purchase rights under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2022:

Expected term of ESPP (in years)	0.5
Expected stock price volatility	76.1%
Risk-free interest rate	0.1%
Expected dividend yield	—

The expected term of employees’ purchase rights is equal to the purchase period. The expected volatility was determined based on the Company's historical volatility. The risk-free interest rate is based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant over the expected term of the employees’ purchase rights. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its profit interest units in the foreseeable future. Based on the Black-Scholes option-pricing model, the estimated weighted-average grant date fair value of the employees' purchase rights granted for the three months ended March 31, 2022 was $17.01 per share.

Restricted Stock Units Activities

The Company’s restricted stock units (“RSUs”) are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	1,271,334	$59.93
Granted	1,697,973	$28.76
Vested	(216,886)	$65.90
Canceled	(11,035)	$48.76
Unvested as of March 31, 2022	2,741,386	$40.19

The unvested shares of RSUs have not been included in the shares issued and outstanding.

As of March 31, 2022, there was $103.2 million of total unrecognized compensation cost related to unvested RSUs, all of which is expected to be recognized over a remaining weighted-average period of 3.5 years.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$13,115	$8,430
Selling, general and administrative	12,189	7,041
Total stock-based compensation	$25,304	$15,471

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. The following is a calculation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net income (loss), basic and diluted	$518,621	$(168,911)

Weighted-average shares outstanding, basic	132,079,391	127,742,614
Weighted-average effect of dilutive securities:
Options to purchase common stock	2,401,877	—
Restricted shares subject to future vesting	44,604	—
Shares to purchase under Employee Stock Purchase Plan	9,895	—
Weighted-average shares outstanding, diluted	134,535,766	127,742,614

Net income (loss) per share, basic	$3.93	$(1.32)
Net income (loss) per share, diluted	$3.85	$(1.32)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2022	2021
Options issued and outstanding	8,263,870	11,412,998
Restricted shares subject to future vesting	1,334,494	966,853
Total	9,598,364	12,379,851

12. Income Taxes

The table below presents our income (loss) before income taxes, provision for income taxes and effective tax rates for all periods presented:

	Three Months Ended March 31,
	2022	2021
Income (loss) before provision for income taxes	921,907	(168,715)
Provision for income taxes	403,286	196
Effective tax rate	43.7%	(0.1%)

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to United States income, the utilization of net operating loss and tax credit carry forwards, changes in geographic mix of income and expense, and changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

Our effective tax rates were 43.7% and (0.1)% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate from the three months ended March 31, 2021 was primarily due to current year collaboration revenue and the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Unrecognized tax benefits were $11.1 million and $7.4 million as of March 31, 2022 and December 31, 2021, respectively, and if recognized, would favorably affect the effective tax rate in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Vir,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.

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

•
To date, and consistent with prior disclosures, binding agreements have been received for the sale of approximately 1.7 million doses of sotrovimab worldwide (with approximately 700,000 of those doses delivered in 2021).
o
In the first quarter of 2022, approximately 900,000 doses were delivered, including 600,000 doses to the US government, which led to the recognition of $1.2 billion of sotrovimab collaboration revenue.
o
The remaining approximately 100,000 doses are expected to be delivered in the second quarter of 2022 to countries outside the US.
o
We and GlaxoSmithKline (GSK) continue to work actively with governments around the world to make sotrovimab available to appropriate patients.
•
Sotrovimab currently has Emergency Use Authorization (EUA), temporary authorization or marketing approval (under the brand name Xevudy®️) in more than 40 countries.
o
In March, the US Food and Drug Administration (FDA) determined that, based on the totality of available evidence, including live virus data generated by us, it is unlikely that the sotrovimab 500 mg intravenous (IV) dose will be effective against the Omicron BA.2 subvariant. In April, the FDA de-authorized sotrovimab’s use in all US regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant.
o
In April, Canada, France and Japan, maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against the Omicron BA.2 subvariant.
o
We and GSK plan to initiate a Phase 2 trial to evaluate the safety of higher doses of sotrovimab in the third quarter of 2022. We and GSK will also continue in vitro testing of sotrovimab against new variants and subvariants as they emerge, and will share data with regulators in countries and regions where sotrovimab is authorized to inform any future updates.
•
We and GSK plan to submit a Biologics License Application (BLA) for sotrovimab to the FDA in the second half of 2022.

•
In January, we and GSK submitted an application to the FDA requesting an amendment to the EUA for sotrovimab to include intramuscular (IM) administration. The application is pending with the FDA.
•
We and GSK expect to start two Phase 3 trials in the second quarter of 2022 to assess the use of sotrovimab in uninfected individuals to determine whether sotrovimab can prevent symptomatic COVID-19 infection.
o
The primary endpoint for both trials, one platform trial sponsored by Cambridge University Hospitals NHS Foundation Trust called PROTECT-V and one trial sponsored by us and GSK called COMET-STAR, is incidence of symptomatic PCR-confirmed COVID-19. The analysis of the primary endpoint of COMET-STAR will be event driven and could be expected as early as the second half of 2022.
•
Sotrovimab is also being evaluated among patients hospitalized with COVID-19 in the United Kingdom as part of the Randomised Evaluation of COVID-19 Therapy (RECOVERY) Trial. Initial data are expected in the second half of 2022.

VIR-7832 is an investigational vaccinal SARS-CoV-2-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies. VIR-7832 shares the same characteristics as sotrovimab and has been engineered to potentially be a therapeutic T cell vaccine to further help treat and/or prevent COVID-19. In February, the first patient was dosed in the Phase 2a portion of the United Kingdom’s National Health Service-supported AGILE initiative evaluating VIR-7832 in a trial of adults with mild to moderate COVID-19. To date, no safety signals have been reported in the Phase 1b and Phase 2a portions of the trial. Additional data are expected in the second half of 2022.

Hepatitis B Virus (HBV) and Hepatitis D Virus (HDV)

VIR-2218 is an investigational HBV-targeting siRNA. VIR-3434 is an investigational HBV-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies.

•
At our recent Hepatitis Portfolio R&D Day, we announced encouraging data from the first cohort (Part A) of the Phase 2 MARCH (Monoclonal Antibody siRNA Combination against Hepatitis B) trial, which suggest that VIR-2218 and VIR-3434 are additive in reducing hepatitis B surface antigen (HBsAg), with no drug-related safety signals reported to date.
•
In 2022, we expect data readouts from multiple HBV trials evaluating VIR-2218 and VIR-3434:
o
Additional data from the Phase 1 monotherapy trial of VIR-3434 and Phase 2 monotherapy trial of VIR-2218 are expected in the second quarter of 2022.
o
Additional data from the Phase 2 trial of VIR-2218 in combination with PEG-IFN-α are expected in the second half of 2022.
o
Additional data from the first cohort (Part A) of the MARCH trial evaluating safety, pharmacokinetics and HBsAg suppression are expected in the second half of 2022. As some of our clinical trial sites are in Ukraine and Moldova, we continue to monitor the war in Ukraine closely to determine any potential impact on trial timing.
o
Initial data from the Phase 2 trial evaluating VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the potential treatment of chronic HBV infection, led by Brii Biosciences, are expected in the second half of 2022.
•
We expect to initiate a Phase 2 platform trial of VIR-2218 in combination with VIR-3434 in viremic patients (Thrive/STRIVE sub-protocols) in the second half of 2022.
•
Also at our recent Hepatitis Portfolio R&D Day, we announced a new program designed to treat HDV, an infection that occurs as a simultaneous co-infection or super-infection with HBV. We expect to initiate a Phase 2 trial of VIR-2218 in combination with VIR-3434 in the second half of 2022.

Influenza A virus

VIR-2482 is an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend technology. We expect to initiate a Phase 2 trial evaluating VIR-2482, an investigational intramuscularly administered influenza A-neutralizing monoclonal antibody, in the second half of 2022. Additionally, we and GSK are evaluating the potential of several next-generation monoclonal antibodies for influenza treatment and prevention, functional genomics applications for respiratory targets, and monoclonal antibodies for non-influenza diseases under the collaboration agreement with GSK executed in May 2021, or the 2021 GSK Agreement. For details regarding the 2021 GSK Agreement, see Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

HIV

VIR-1111 is an investigational HIV T cell vaccine based on human cytomegalovirus, or HCMV. In March, we completed enrollment in the proof-of-concept Phase 1 trial of VIR-1111, an investigational human immunodeficiency virus (HIV) T cell vaccine based on human cytomegalovirus (HCMV), to evaluate whether this new approach can elicit potentially protective immune responses that differ from other HIV vaccines. To date, no safety signals have been reported. Additional safety and immunology data are expected in the second half of 2022.

In January 2022, we announced an expansion of our collaboration with the Bill & Melinda Gates Foundation to include the advancement of innovative platform technologies in the development of broadly neutralizing antibodies designed to provide durable antiretroviral-free suppression of HIV and prevention of malaria.

Financial Overview

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials.

We have financed our operations primarily through sales of our common stock from our initial public offering, subsequent follow-on offering and convertible preferred securities, and payments received under our grant and collaboration agreements. As of March 31, 2022, excluding restricted cash, we had $1.4 billion in cash, cash equivalents and investments, and after excluding the equity investment in Brii Biosciences Limited, or Brii Bio Parent, we had $1.3 billion. Based upon our current operating plan, we believe that $1.3 billion as of March 31, 2022 will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity, Capital Resources and Capital Requirements—Future Funding Requirements” below for additional information.

Although we recorded net income for the year ended December 31, 2021, and the quarter ended March 31, 2022, we have otherwise incurred net losses since inception and may continue to incur net losses in the foreseeable future. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant subvariant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Although we (through our collaborator GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world and began to recognize revenue for sotrovimab, the extent of future revenue remains uncertain. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We had net income of $518.6 million and net loss of $168.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had retained earnings of $380.0 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Although we began recognizing revenue for sotrovimab and have substantial deferred revenue under our 2021 GSK Agreement, we may continue to incur net operating losses for at least the next several years as the extent of future revenue remains uncertain. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative functions to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Components of Operating Results

Revenues

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. We (through our collaborator GSK) have recently entered into procurement agreements to supply sotrovimab to governments around the world, and we have begun recognizing revenue from our profit share under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement. However, the extent of future revenue remains uncertain. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant subvariant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, we have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

Our revenues consist of the following:

Collaboration revenue includes recognition of our profit share from the sales of sotrovimab pursuant to the 2020 GSK Agreement. Our contractual share of 72.5% from the sales of sotrovimab is applied to the net sales reported in the period by GSK, net of cost of goods sold and allowable expenses from both GSK and us (e.g., medical affairs, selling and marketing expenses) and adding back our expenses that appear elsewhere in the unaudited condensed consolidated statements of operations (e.g., cost of revenue).

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant subvariant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. We may never succeed in achieving BLA or other similar approvals for sotrovimab or any of our product candidates. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.

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
•
enrollment and retention of patients in trials in countries disrupted by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia);
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

We expect our selling, general and administrative expenses to increase substantially in absolute dollars in the foreseeable future as we continue to support our continued research and development activities, and commercialization activities for sotrovimab or any of our product candidates, if approved, and to grow our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue	$1,229,656	$—	$1,229,656
Contract revenue	282	605	(323)
Grant revenue	2,521	1,371	1,150
Total revenue	1,232,459	1,976	1,230,483
Operating expenses:
Cost of revenue	90,149	—	90,149
Research and development	90,227	134,870	(44,643)
Selling, general and administrative	38,255	25,739	12,516
Total operating expenses	218,631	160,609	58,022
Income (loss) from operations	1,013,828	(158,633)	1,172,461
Other income (expense):
Change in fair value of equity investments	(95,039)	—	(95,039)
Interest income	388	164	224
Other income (expense), net	2,730	(10,246)	12,976
Total other expense	(91,921)	(10,082)	(81,839)
Income (loss) before provision for income taxes	921,907	(168,715)	1,090,622
Provision for income taxes	(403,286)	(196)	(403,090)
Net income (loss)	$518,621	$(168,911)	$687,532

Revenues

The increase in collaboration revenue for the three months ended March 31, 2022 compared to the same period in 2021 was due to our profit-sharing arrangement with GSK for the sale of sotrovimab under our 2020 GSK Agreement, for which there were no comparable revenues recognized in the three months ended March 31, 2021. Our contractual share of 72.5% from the sales of sotrovimab is applied to the net sales reported in the period by GSK, net of cost of goods sold and allowable expenses from both GSK and us (e.g., medical affairs, selling, and marketing expenses) and adding back our expenses that appear elsewhere in the unaudited condensed consolidated statements of operations (e.g., cost of revenue).

The decrease in contract revenue for the three months ended March 31, 2022 compared to the same period in 2021 was not material.

The increase in grant revenue for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the timing of research activities under the grant agreements with the Bill & Melinda Gates Foundation.

Cost of Revenue

The increase in cost of revenue for the three months ended March 31, 2022 compared to the same period in 2021 was due to third-party royalties owed based on the sales of sotrovimab under our 2020 GSK Agreement.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$7,156	$53,013	$(45,857)
Personnel	38,734	25,803	12,931
Contract manufacturing	7,326	11,320	(3,994)
Clinical costs	16,679	29,734	(13,055)
Other	20,332	15,000	5,332
Total research and development expenses	$90,227	$134,870	$(44,643)

Comparison of three months ended March 31, 2022 and 2021

This decrease in research and development expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the following factors:

•
licenses, collaborations and contingent consideration expenses decreased by $45.9 million, which was primarily attributable to a decrease of $35.1 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, and a decrease of $11.3 million in costs under our collaboration agreements with GSK;
•
personnel-related expenses increased by $12.9 million, which was primarily attributable to an increase in our headcount;
•
contract manufacturing expense decreased by $4.0 million, which was primarily related to reduced manufacturing activities for our COVID-19 product candidates in relation to the prior period;
•
clinical costs decreased by $13.1 million, which was primarily attributable to activities related to our sotrovimab, VIR-2218 and VIR-3434 clinical trials incurred in the prior period, and;
•
other research and development expenses increased by $5.3 million, which was primarily attributable to the allocation of facilities and other costs due to an increase in our headcount and higher lease expense.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to personnel-related expenses related to additional headcount, external consulting services, tax expenses related to increased revenue from the sale of sotrovimab and allocated facilities costs due to higher lease expense.

Change in Fair Value of Equity Investments

In July 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. In connection with the initial public offering, our investment in shares of Brii Bio Parent became a marketable equity investment and subsequently remeasured to fair value at each reporting period. For the three months ended March 31, 2022, we recognized an unrealized loss of $95.0 million due to the change in fair value of the equity investment. No comparable amount was incurred for the same period in 2021.

Interest Income

The increase in interest income was primarily due to higher interest rates, partially offset by higher amortization of premium on investment balances in the three months ended March 31, 2022 compared to the same period in 2021.

Other Income (Expense), Net

The decrease in other expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Provision for Income Taxes

The increase in provision for income taxes for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to taxable income for 2021 attributable to significant collaboration revenue from the sale of sotrovimab and the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering; sales of our convertible preferred securities; and payments received under our grant and collaboration agreements. As of March 31, 2022, excluding restricted cash, we had $1.4 billion in cash, cash equivalents and investments, and after excluding the equity investment in Brii Bio Parent, we had $1.3 billion. As of March 31, 2022, we had retained earnings of $380.0 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, in 2020 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of March 31, 2022, no shares have been issued under the Sales Agreement.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2022 as noted above will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. For example, in March and April 2022, the FDA amended the EUA fact sheet for sotrovimab to exclude its use in geographic regions where COVID-19 cases are likely to be caused by the Omicron BA.2 subvariant. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant subvariant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. We are in the early stages of seeking approval under a BLA and expanding our commercialization capabilities for sotrovimab. It is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

We may also need to raise additional capital to complete the development and commercialization of sotrovimab or our other product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. Market volatility, inflation, interest rate fluctuations and concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

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

We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2022 and 2033. As of March 31, 2022, we expect to make total lease payments of $184.5 million through 2033.

To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see the sections titled Note 4—Acquisitions and Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For information related to our future commitments under our facilities and manufacturing agreements, see Note 8—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$550,089	$(89,529)
Investing activities	(105,392)	87,534
Financing activities	27,685	87,503
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$472,382	$85,508

Operating Activities

During the three months ended March 31, 2022, net cash provided by operating activities was $550.1 million. This consisted primarily of net income of $518.6 million, non-cash charges of $27.6 million, and an increase in our net operating assets of $3.9 million. The change in our net operating assets of $3.9 million was primarily due to an increase in collaboration receivable by $450.1 million resulting from our profit share from the sale of sotrovimab, partially offset by an increase in accrued liabilities and other long-term liabilities by $433.6 million due to timing of payments, and an increase in deferred revenue by $17.6 million driven by the upfront fee received under the 2021 GSK Agreement. The non-cash charges of $27.6 million primarily consisted of an unrealized loss of $95.0 million on our equity investment, $25.3 million for stock-based compensation expense and $2.1 million for noncash lease expense, partially offset by $93.8 million for payment for contingent consideration in excess of acquisition date fair value and $3.9 million for revaluation of contingent consideration.

During the three months ended March 31, 2021, net cash used in operating activities was $89.5 million. This consisted primarily of a net loss of $168.9 million, partially offset by a decrease in our net operating assets of $16.1 million and non-cash charges of $63.2 million. The change in our net operating assets of $16.1 million was primarily due to an increase in deferred revenue of $35.4 million related to upfront fee received under the binding preliminary collaboration agreement we entered into with GSK in February 2021, which was partially offset by decreases in accrued liabilities and other long-term liabilities by $18.8 million and in accounts payable by $1.3 million due to timing of payments. The non-cash charges of $63.2 million primarily consisted of $44.5 million for revaluation of contingent consideration, $15.5 million for stock-based compensation expense, and $1.3 million for depreciation and amortization.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $105.4 million. This consisted primarily of purchases of investments of $89.6 million and property and equipment of $15.8 million.

During the three months ended March 31, 2021, net cash provided by investing activities was $87.5 million. This consisted primarily of $93.2 million in proceeds received from investments which matured during the period, partially offset by purchases of investments of $5.0 million.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $27.7 million. This consisted primarily of proceeds from the issuance of our common stock to the Bill & Melinda Gates Foundation of $28.5 million under the stock purchase agreement and from exercises of stock options of $0.5 million, partially offset by $1.2 million for payment of contingent consideration.

During the three months ended March 31, 2021, net cash provided by financing activities was $87.5 million. This consisted primarily of proceeds received from the issuance of our common stock to Glaxo Group Limited of $85.2 million in March 2021 and from exercises of stock options of $2.4 million.

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

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2022, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $835.8 million as of March 31, 2022, which primarily consisted of money market funds. We also had short-term and long-term investments of $503.4 million as of March 31, 2022. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2022.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the unaudited condensed consolidated statements of operations and were not material for the three months ended March 31, 2022 and 2021.

Equity Investment Risk

We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $47.9 million as of March 31, 2022. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock prices of these equity securities would increase or decrease their fair value as of March 31, 2022 by approximately $4.8 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our first fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses and anticipate that we may continue to incur net losses in the foreseeable future and therefore, may not be able to maintain profitability.

Although we recorded net income for the year ended December 31, 2021 and the quarter ended March 31, 2022, we have otherwise incurred net losses since inception in April 2016. We had net income of $518.6 million and net loss of $168.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had retained earnings of $380.0 million.

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

We received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab (previously VIR-7831). On March 25, 2022, the FDA amended the EUA Fact Sheet for sotrovimab. FDA determined that, based on the totality of available evidence, including new live virus data generated by us, it is unlikely that the sotrovimab 500 mg dose would be effective against the Omicron BA.2 subvariant, and FDA updated its website to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. On April 5, 2022, the FDA’s exclusion was extended to all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant variant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons.

We have received a positive scientific opinion from the Committee for Human Medicinal Products, or CHMP, in the European Union, or EU, for sotrovimab and to date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. However, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. For example, in April, Japan amended its sotrovimab 500 mg prescribing information, with regard to the prevalence of the Omicron BA.2 subvariant, to state that the product should be considered for administration when other treatments cannot be administered because efficacy of the product may be decreased, and Canada instructed our collaborator Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK) to distribute a letter to healthcare professionals noting that sotrovimab 500 mg is unlikely to maintain efficacy against the Omicron BA.2 subvariant. It is also possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

Although we (through our collaborator GSK) have entered into procurement agreements to supply sotrovimab to governments around the world and recently began to recognize revenue for sotrovimab, the extent of future revenue remains uncertain. There are no assurances that we will secure additional supply commitments from governments. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.

It could be several years, if ever, before we are able to commercialize any of our other product candidates. Any net losses we incur may fluctuate significantly from quarter to quarter and year to year. To remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, procuring commercial-scale manufacturing and marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may not be able to continue to generate revenue that is sufficient to offset our expenses and maintain profitability.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses, or if, we will be able to maintain profitability. If we are required by regulatory authorities to perform studies and trials in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase. For example, we and GSK are preparing a package of data in support of a higher dose of sotrovimab for the Omicron BA.2 subvariant and are sharing these data with regulatory and health authorities around the world for discussion. We could be required to perform additional studies and trials on sotrovimab based on any additional feedback we may receive from the regulatory and health authorities.

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

We are a commercial-stage company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. Sotrovimab has received marketing authorization in the EU and has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant variant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. We are in the early stages of seeking approval under a biologics license application, or BLA, and expanding our commercialization capabilities for sotrovimab. It is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. As an organization, we have not yet demonstrated an ability to successfully manufacture a BLA-approved, commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of March 31, 2022, excluding restricted cash, we had cash, cash equivalents and investments of $1.4 billion and by also excluding the equity investment in Brii Biosciences Limited, or Brii Bio Parent, we had $1.3 billion. Based upon our current operating plan, we believe that the $1.3 billion as of March 31, 2022 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We may also need to raise additional capital to complete the development and commercialization of sotrovimab or our other product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

•
the timing, progress and results of our ongoing preclinical studies and clinical trials of sotrovimab and our other product candidates;
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
•
the costs, timing and outcome of regulatory review of sotrovimab and other product candidates;
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for sotrovimab and any of our product candidates for which we receive marketing approval;
•
the amount of revenue received from commercial sales of sotrovimab or any product candidates for which we receive marketing approval;
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

The COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or commercialization efforts, which may adversely affect our business, financial condition, results of operations and prospects. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Although we have an EUA from the FDA for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. If the FDA revokes or terminates our EUA for sotrovimab, or the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of sotrovimab in the United States unless we can obtain FDA approval for sotrovimab.

Sotrovimab received an EUA from the FDA on May 26, 2021 for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at risk for progression to severe COVID-19, including hospitalization or death. In March and April 2022, the FDA amended the EUA fact sheet for sotrovimab to exclude its use in geographic regions where COVID-19 cases are likely to be caused by the Omicron BA.2 subvariant. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant variant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Any such revision or revocation of our EUA by the FDA could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. Furthermore, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. For example, in April, Japan amended its sotrovimab 500 mg prescribing information, with regard to the prevalence of the Omicron BA.2 subvariant, to state that sotrovimab should be considered for administration when other treatments cannot be administered because efficacy of sotrovimab may be decreased, and Canada instructed our collaborator GSK to distribute a letter to healthcare professionals noting that sotrovimab 500 mg is unlikely to maintain efficacy against the Omicron BA.2 subvariant. It is also possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

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

We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in connection with sotrovimab as a therapy for COVID-19. Market demand and utilization of sotrovimab or any of our other COVID-19 product candidates may be adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of vaccines and oral antivirals, the emergence of new variants or subvariants and the current challenges in the delivery and administration of mAbs to patients.

In response to the ongoing COVID-19 pandemic, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as sotrovimab and VIR-7832. Sotrovimab has marketing authorization in the EU and has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant variant across the U.S. We (through our collaborator GSK) have entered into procurement agreements to supply sotrovimab to governments around the world; however, there are no assurances that we will secure additional supply commitments from governments. We have not received regulatory approval for any of our other product candidates.

We are committing substantial financial resources, both internally and externally, and personnel to the development of a therapy for COVID-19, which may cause delays in or otherwise negatively impact our other development programs. There are no assurances that there will be sufficient market demand for sotrovimab or our other COVID-19 product candidates. It is also possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have significant limitations on its use. Market demand and utilization of sotrovimab or any of our other COVID-19 product candidates may be adversely impacted by factors such as the development of mAbs of other third parties, the rollout of vaccines and oral antivirals, the emergence of new variants and subvariants, such as the Omicron BA.2 subvariant, and the current challenges in the delivery and administration of mAbs to patients. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future. If sotrovimab is rendered inferior or obsolete in the future, our financial condition and business may be adversely affected.

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations and which will require significant additional funding. Our current estimated aggregate commitments to GSK under two separate master services agreements with Samsung Biologics Co., Ltd. and WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for drug substance, drug product and raw material were approximately $82 million as of March 31, 2022. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” and “Business—Manufacturing—Manufacturing Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2021, or 2021 Form 10-K.

While we believe securing such manufacturing capacity and technological expertise is essential to the potential success of our SARS-CoV-2 antibody development programs, such capital commitments plus any future commitments, in the aggregate, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing agreements in the future in order to create an effective supply chain for sotrovimab and our other COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity, which could adversely affect our business, financial condition, results of operations and prospects. We will need to raise substantial additional capital to fund the development of sotrovimab and our other product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all and our ability to obtain additional capital could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that we will secure additional supply commitments from governments, which may be material to the commercial success of sotrovimab and our product candidates.

There are also efforts by other companies in developing prophylactic vaccines against COVID-19. For example, in August 2021 Pfizer Inc.’s, or Pfizer, COVID-19 vaccine, Comirnaty®, which has been proven to be 95% effective in clinical trials, was approved by the FDA for individuals 16 years of age or older and is also available under EUA for individuals 12 through 15 years of age. In January 2022, Moderna, Inc.’s vaccine, Spikevax®, which has proven to be 94% effective in clinical trials, was approved by the FDA for individuals 18 years of age or older. In addition, in February 2021 Janssen Biotech, Inc. received EUA from the FDA for its COVID-19 vaccine, which has been proven to be 85% effective in clinical trials. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that there will be sufficient market demand for our COVID-19 therapies, that we will secure additional U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner and not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic, all of which may adversely impact our ability to commercialize a therapy for COVID-19. In addition, several organizations have already secured significant commitments from governments to purchase COVID-19 antibodies, oral antivirals, and vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to successfully commercialize a therapy for COVID-19. Additionally, the availability of superior or competitive therapies, or preventative measures such as vaccines or oral antivirals, coupled with the transient nature of pandemics, could negatively impact or eliminate demand for our COVID-19 therapies. For additional information regarding our competition see the section below titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

Our near-term success is dependent on the successful commercialization of sotrovimab for the early treatment of COVID-19, including our ability to enter into additional procurement contracts with government entities. If we are unable to successfully commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected. In addition, sotrovimab may be rendered inferior or obsolete due to rapid changes in epidemiology and the emergence of new variants or subvariants.

Our near-term success is dependent on the successful commercialization of sotrovimab, which is our only currently available commercial product. The commercial success of sotrovimab will depend on a number of factors, some of which are outside of our control, including the following:

•
our ability to comply with all regulatory requirements applicable to sotrovimab;
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

In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, thus, sotrovimab may be rendered inferior or obsolete. On March 25, 2022, the FDA amended the EUA Fact Sheet for sotrovimab. FDA determined that, based on the totality of available evidence, including new live virus data generated by us, it is unlikely that the sotrovimab 500 mg dose would be effective against the Omicron BA.2 subvariant, and FDA updated its website to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. On April 5, 2022, the FDA’s exclusion was extended to all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant subvariant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Given the EUA revision by the FDA, it is possible that other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons.

If we are unable to successfully commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected.

Risks Related to the Development and Commercialization

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of sotrovimab and our other product candidates in a timely manner. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.

We have invested a significant portion of our time and financial resources in the development of our product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and successfully commercialize sotrovimab and our other product candidates, if approved, in a timely manner. We may face unforeseen challenges in our product development strategy, and we can provide no assurances that our product candidates will be successful in clinical trials or will ultimately receive regulatory approval.

We initiated clinical trials for multiple product candidates. Sotrovimab has received marketing authorization in the EU and has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant subvariant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. We have not obtained BLA approval in the U.S. for sotrovimab or any other product candidate to date. We operate in a highly regulated field, and it is possible that sotrovimab or any of our other product candidates will not obtain regulatory approval.

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

We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV, and for the chronic treatment of hepatitis D virus, or HDV. Each of these product candidates has the potential to stimulate an effective immune response and also has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We have an ongoing Phase 2 clinical trial that combines VIR-2218 with pegylated interferon-alpha and a Phase 2 clinical trial that combines VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We do not know whether our planned clinical trials will begin or enroll on time, need to be redesigned or be completed on schedule, if at all. For example, the availability of superior or competitive therapies coupled with changing standards of care could limit our ability to perform placebo-controlled trials and/or require us to enroll a larger number of subjects to address competing treatments. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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
•
be sued; or
•
experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all. For example, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing sotrovimab and VIR-7832 for the treatment of COVID-19, sotrovimab for the prevention of COVID-19, VIR-2218 and VIR-3434 for the treatment of HBV and HDV, VIR-2482 for the prevention of influenza A, and VIR-1111 for the prevention of human immunodeficiency virus, or HIV. In particular, clinical trials for prophylaxis are impacted by many factors including competing therapies and tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, changing standards of care, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. The enrollment and retention of patients in the clinical trials for sotrovimab and VIR-7832 for the treatment of COVID-19 may be disrupted or delayed as a result of clinicians’ and patients’ perceptions as to the potential advantages of sotrovimab and VIR-7832 in relation to other available therapies, including products that have been recently authorized under EUAs or approved and licensed through NDAs and BLAs to treat COVID-19 as well as any other new products that may be approved in the future for the treatment of COVID-19. While we have active clinical trial sites in the Ukraine and nearby European countries, if political or civil conditions require it, our sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

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

The continued spread of COVID-19 globally, or the evolution of new variants or subvariants of COVID-19 that are more contagious, have more severe effects or are resistant to treatments or vaccinations, could adversely impact our preclinical or clinical trial operations in the United States, including our ability to enroll and retain patients as well as CROs and clinical trial site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and subsequently updated it, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above. Accordingly, an inability to enroll a sufficient number of patients for the clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether.

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

We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates pursuant to which we license a number of technologies to form our technology platforms. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved. We may in the future be required to make these payments, which could adversely affect our financial condition. In addition, we cannot be certain that we will achieve the results or benefits that justify entering into these agreements. For additional information regarding these and other collaboration, license and grant agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” in our 2021 Form 10-K.

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

The availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the unpredictable nature of pandemics and the prevalence of new variants or subvariants of COVID-19, such as the Omicron BA.2 subvariant, could negatively impact or eliminate demand for our COVID-19 therapies. For example, in March and April 2022, the FDA amended the EUA fact sheet for sotrovimab to exclude its use in geographic regions where COVID-19 cases are likely to be caused by the Omicron BA.2 subvariant. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant variant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future.

Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as the Omicron BA.2 subvariant, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 16 years of age or older, Moderna, Inc.’s COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen Biotech, Inc. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck & Co., Inc., or Merck, for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, paxlovid™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. In February 2022, the FDA approved an EUA for Eli Lilly’s antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate. Merck, Pfizer and Eli Lilly have all been successful in securing government support and funding. AstraZeneca’s EVUSHELD™, a cocktail of two monoclonal antibodies, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials and currently has an EUA for use as pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Pfizer’s PAXLOVID™ and Adagio’s adintrevimab. Other companies like AstraZeneca and Adagio have been successful in securing government support and funding, respectively, and are in the process of developing antibody therapies that, if successful, could be effective against known variants and be administered via IM injection.

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For additional information regarding our competitors, see the section titled “Business—Competition” in our 2021 Form 10-K.

Even if any product candidates receive marketing approval, they may fail to achieve adoption by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant variant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. It is also possible that the FDA and certain other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

Even if any product candidates receive marketing approval, they may fail to achieve adoption by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines, among other actions. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval” in our 2021 Form 10-K.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing them, if and when they are approved.

To successfully commercialize any product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability, and we have no experience as a company in commercializing products. Establishing sales and marketing capabilities will be particularly important to the commercial success of our product candidates that target diseases with large patient populations throughout the world. We may seek to enter into collaboration agreements with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. For example, GSK is primarily responsible for the commercialization of sotrovimab. If any current or future collaborators, including GSK, do not commit sufficient time or resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel, and will have to compete with those companies to recruit, hire, train and retain any of our own marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development and approval stages. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region since the Omicron BA.2 subvariant is currently the dominant subvariant across the U.S. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons.

Sotrovimab completed a Phase 2 clinical trial evaluating an IM formulation. In the second quarter of 2021, we initiated and completed an additional Phase 3 clinical trial evaluating an IM formulation of sotrovimab and a Phase 1b/2a clinical trial for VIR-7832, also a SARS-CoV-2-neutralizing mAb. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19, variants and subvariants of the disease, such as the Omicron BA.2 subvariant, and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates. For example, we and GSK are preparing a package of data in support of a higher dose of sotrovimab for the Omicron BA.2 subvariant and are sharing these data with regulatory and health authorities around the world for discussion. We could be required to perform additional studies and trials on sotrovimab based on any additional feedback we may receive from the FDA.

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

Accordingly, if any of our future small molecule drug product candidates are approved, competitors could file ANDAs following the expiration of regulatory exclusivity for generic versions of these products or 505(b)(2) NDAs that reference our products. If competitors are able to obtain marketing approval for generics referencing our small molecule drug product candidates, such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. They may also be prescribed by healthcare providers for off-label uses that are otherwise protected by regulatory exclusivity. For additional information regarding competition, see the section titled “Business—Competition” in our 2021 Form 10-K.

Any biologic, or large molecule, product candidates for which we intend to seek approval may face competition sooner than anticipated.

If we are successful in achieving regulatory approval to commercialize any biologic product candidate faster than our competitors, such product candidates may face competition from biosimilar products. In the United States, large molecule product candidates generally are regulated by the FDA as biologic products subject to approval and licensure under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. For additional information regarding biosimilars and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity” in our 2021 Form 10-K.

If competitors are able to obtain marketing approval for biosimilars referencing our large molecule product candidates, if approved and after the expiration of regulatory exclusivity, such products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. In addition, the extent to which any regulatory exclusivity may apply to products authorized under an EUA is unclear. For additional information regarding competition, see the section titled “Business—Competition” in our 2021 Form 10-K.

In addition, we may also face competition from product candidates that receive EUA approval, which could negatively impact sales of sotrovimab and other product candidates. For example, numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which have received full approval or EUAs from the FDA. For additional information regarding competition, see the section titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of sotrovimab and will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, such as the U.S. federal Anti-Kickback Statute, federal civil and criminal false claims laws, the healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Physician Payments Sunshine Act.

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute sotrovimab and additional product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval” in our 2021 Form 10-K. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

If we obtain regulatory approval in the United States, coverage and adequate reimbursement may not be available for sotrovimab or any product candidates that we commercialize, which could make it difficult for us to sell profitably.

Even if we obtain BLA approval in the United States, market acceptance and sales of sotrovimab or any other product candidates that we commercialize may depend in part on the extent to which reimbursement for these product and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for sotrovimab and any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because sotrovimab and certain of our product candidates are physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used.

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for sotrovimab or any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, sotrovimab or any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize sotrovimab or any product candidates that we develop.

Healthcare legislative reform measures may have a negative impact on our business, financial condition, results of operations and prospects.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell sotrovimab or any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Additionally, in August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the Bipartisan Budget Act of 2018, will continue through 2031. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. Further, in February 2021 the FDA issued guidance strongly recommending that individual monoclonal antibody products be developed with the expectation that they will be combined with one or more monoclonal antibody products that bind to different epitopes to minimize the risk of losing activity against emergent variants. This type of government action could have a negative impact on our business, financial condition, results of operations and prospects.

Additionally, as a result of litigation challenging the interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, on August 10, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval or marketing authorizations that may have been obtained and we may not achieve or sustain profitability. For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform” in our 2021 Form 10-K.

Should we obtain BLA approval in the United States, we expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for sotrovimab and any approved product, which could have an adverse effect on demand for sotrovimab and other product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

In addition, we currently rely on strategic collaborators and foreign CDMOs, including a CDMO in China, which we, in part, rely on for the clinical development, manufacturing, and commercialization of our proprietary antibodies developed for SARS-CoV-2, and will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health (including China’s ‘Zero-Covid’ policy), economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

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
•
disruptions caused by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters or public health pandemics or epidemics, including, for example, the ongoing COVID-19 pandemic; and
•
carrier disruptions or increased costs that are beyond our control.

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

In addition, manufacturers may have little or no experience with viral vector products and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our HCMV vector-based product candidates. The challenges to HCMV-based vaccine manufacturing include the large size of the virus, which precludes terminal sterile filtration, and the attenuation of the engineered human virus, which dramatically reduces high growth yields during manufacturing. To address these challenges, we have made significant internal investments in process development and scale-up, largely funded by grants from the Bill & Melinda Gates Foundation. We have established a cGMP process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred and executed at a CDMO specializing in live vaccine manufacturing. However, the existing process will require additional process development and scale-up for later stages of clinical development and commercial supply.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize our current or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure or total or partial suspension of production. Any such recall, seizure or suspension could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications with a priority date before March 16, 2013, an interference proceeding in the United States can be initiated by such third party, or by the U.S. Patent and Trademark Office, or USPTO, itself, to determine who was the first to invent any of the subject matter covered by the claims of our patent applications or issued patents.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications or patents at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the term, enforcement or defense of issued patents. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our service providers or our licensors to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or technologies, including as a result of geopolitical events such as civil or political unrest (including the ongoing war between Ukraine and Russia), we may not be able to use such patents and patent applications or stop a competitor from marketing products that are the same as or similar to our product candidates, which would have an adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of such product candidate. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit. For additional information regarding the Hatch-Waxman Act and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Hatch-Waxman Amendments and Exclusivity” in our 2021 Form 10-K.

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

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing sotrovimab and other product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that sotrovimab and other product candidates may give rise to claims of infringement of the patent rights of others. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, derivation proceedings, post grant review and inter-partes review before the USPTO. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all, and if such an instance arises, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Parties making claims against us may also seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize sotrovimab or other product candidates.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have an adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. We may also have to redesign our products, which may not be commercially or technically feasible or require substantial time and expense. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from manufacturing and commercializing sotrovimab or our current or any future product candidates or force us to cease some or all of our business operations, which could harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time-consuming and would divert management’s attention from our core business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

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

The intellectual property systems in other countries can be destabilized or unpredictable as a result of geopolitical events such as civil or political unrest (including the ongoing war between Ukraine and Russia). Therefore, during such geopolitical events, the ability to obtain, retain and enforce intellectual property protection in the affected countries may be uncertain and evolve during the course of such geopolitical event. For example, as a result of the ongoing war between Ukraine and Russia, Russian officials have suggested that they may treat patents or patent applications owned by parties from certain countries, including the United States, as unenforceable and/or provide for zero compensation compulsory licenses to such patents or patent applications. Recent court decisions in Russia have raised questions about the strength of trademark protections in Russia. The U.S. government response to geopolitical events may also negatively affect our ability to obtain, retain and enforce intellectual property protection in the affected countries. For example, the U.S. Government has issued sanctions against Russia related to the ongoing war in Ukraine, and as a result of these sanctions, it may not be possible to pay fees necessary for prosecution and maintenance of Russian patent applications and patents, including Russian patent rights based on Eurasian patents. Payments for trademark protection may be similarly restricted. Failure to make such payments can result in the loss of intellectual property protection in Russia. Uncertainties regarding geopolitical events, including the ongoing war between Ukraine and Russia, as well as any resulting losses of intellectual property protection, could harm our business.

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

In addition to seeking intellectual property protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we rely on third parties to help us discover, develop and manufacture our current and any future product candidates, or if we collaborate with third parties for the development, manufacturing or commercialization of our current or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development collaborations or similar agreements.

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

We entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in January 2022, which amends and restates the letter agreement with the Bill & Melinda Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Bill & Melinda Gates Foundation purchased $20.0 million of shares of our convertible preferred stock and purchased $40.0 million of shares of our common stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation” in our 2021 Form 10-K.

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

In addition, in connection with our acquisitions of TomegaVax, Humabs and Agenovir, we are required to make future contingent payments upon the achievement of certain milestones. We may in the future be required to make these payments, which could adversely affect our financial condition. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Acquisition Agreements” in our 2021 Form 10-K.

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

We have experienced significant growth in the number of our employees and the scope of our operations in recent years at both our sites and remote locations, particularly in the areas of research, development and regulatory affairs, and we expect to continue to experience growth as the clinical development of our product candidates progresses. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel all within the context of the rapidly evolving global pandemic of COVID-19. We continue to closely monitor the COVID-19 pandemic and will evolve our expansion plans as needed. As a result of the global pandemic, the majority of our workforce has been working from home since March 2020. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. In April 2022, we reopened our offices to allow employees to return to work. Although the reopening of our offices is consistent with local government requirements, is focused on employee safety, and contemplates returning to remote work should the COVID-19 situation change, there is uncertainty regarding the long-term impact that the COVID-19 pandemic has had on the nature of the office environment and remote working, which could present operational and workplace culture challenges as we seek to expand our organization. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that have joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CDMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing of COVID-19 pandemic and future outbreaks of the disease.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, the multiple SARS-CoV-2 variants that have further complicated the fight to subdue the global pandemic and any future outbreaks of the disease. The COVID-19 pandemic has resulted in travel restrictions, quarantines orders and other restrictions by governments to reduce the spread of the disease. As a result, the majority of our workforce has been working from home since March 2020.

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

The global pandemic of COVID-19 and the evolution of new and existing variants or subvariants of COVID-19 that are resistant to existing treatments or vaccinations continue to rapidly evolve. The ultimate impact of the ongoing COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely are potentially vulnerable to malware, computer viruses, denial-of-service attacks (such as credential stuffing), ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information. We may also experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. We have experienced security breaches of our information technology systems, such as through business email compromises. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and operations.

We may be required to expend significant resources (including financial), fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to detect (including performing required forensics), mitigate and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, security breaches and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Although we maintain cybersecurity insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, if a security breach were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions.

For example, we, our third-party vendors, and our partners’ third-party vendors have experienced social engineering efforts (including phishing attacks) designed to gain unauthorized access to our systems and information, including recent business email and system compromises. Similarly, we and our partners’ third-party vendors may be a target of other phishing attacks, social engineering attacks and other cyber-attacks in the future. If a data security breach affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged or our operations disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. Such laws may include HIPAA and the Health Information Technology for Economic and Clinical Health Act, or HITECH. Under these laws specifically, notice of certain security breaches must be made to affected individuals, the Secretary of the Department of HHS, and for extensive breaches, to the media or state attorneys general. Such a notice could further harm our reputation and our ability to compete. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Furthermore, a data security breach could result in fines, increased costs or loss of revenue and we could incur liability (such as through regulatory fines and penalties as well as private claims), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Additionally, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

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

We receive, process, store and use personal information and other data about our clinical trial participants, employees, collaborators and others. We are, or may become, subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, industry standards, as well as policies, contracts and other obligations that apply to the processing of personal information by us and on our behalf, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We strive to comply with all applicable data protection requirements and obligations; however, applicable laws, policies, codes of conduct and legal obligations continue to evolve, be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and conflict with one another and/or conflict with newly enacted laws. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable data protection requirements may result in governmental enforcement actions (including fines, penalties, judgments, settlements, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information, orders to destroy or not use personal information, imprisonment of company officials and public censure), civil claims, litigation, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, operations and financial performance, interrupt or stop clinical trials, limit our ability to develop or commercialize our products, or require us to revise or restructure our operations. With substantial uncertainty over the interpretation and application of these laws, regulations and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our efforts to do so. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval—Privacy Laws” in our 2021 Form 10-K.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iii) laws that require the true, complete and accurate reporting of financial information or data and (iv) insider trading laws that restrict the buying and selling of shares of our common stock while in possession of material non-public information. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. In addition, during the course of our operations, our directors, executives and employees may have access to material non-public information regarding our business, our results of operations or potential transactions we are considering. We may not be able to prevent a director, executive or employee from violating our insider trading policies and buying or selling, or “tipping” others who might buy or sell, shares of our common stock on the basis of, or while having access to, material non-public information. If a director, executive or employee was to be investigated, or an enforcement action was to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price.

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

As of December 31, 2021, we had net operating loss carryforwards of $24.2 million for federal tax purposes and $126.6 million for state tax purposes. If not utilized, federal carryforwards will begin expiring in 2035 and state carryforwards will begin expiring in 2031. Our ability to use our federal and state NOLs to offset potential future taxable income is dependent upon our generation of future taxable income before any expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or the Code. Although Congress is considering legislation that could repeal such requirement or defer the amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. If the requirement is not modified, it is expected to reduce our NOLs beginning in 2022.

In addition, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past or as a result of our initial public offering and may experience ownership changes as a result of future offerings and/or subsequent changes in our stock ownership (some of which shifts are outside our control). In addition, Agenovir has experienced at least one ownership change in the past resulting in a limitation under Section 382 of the Code, which has been accounted for in calculating our available NOL carryforwards. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through May 2, 2022, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. For a summary of these provisions, see the section titled “Anti-Takeover Provisions of Delaware Law and Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws—Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws” in Exhibit 4.3 Description of Capital Stock filed as part of our 2021 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2022, we issued an aggregate of 881,365 shares our common stock to the Bill & Melinda Gates Foundation for a total consideration of approximately $40 million in cash, in a private placement pursuant to a Stock Purchase Agreement dated January 12, 2022 by and between the Bill & Melinda Gates Foundation and us. The securities were issued in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on October 16, 2019).

10.1+	Employment Agreement between Humabs BioMed SA and Johanna Friedl-Naderer dated December 16, 2021.

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

VIR BIOTECHNOLOGY, INC.

Date: May 5, 2022	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)