Form 10-Q
period 2022-06-30
Vir Biotechnology, Inc.
filed 2022-08-09
CIK 1706431

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 132,637,878 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, research and development, potential of, and expectations for, our pipeline, planned clinical trials and preclinical studies, technology platforms, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management, expected market growth, the timing of availability of clinical data, program updates and data disclosures, the ability of sotrovimab to treat and/or prevent COVID-19, our plans for sotrovimab and our COVID-19 portfolio and our ability to remediate any material weaknesses in internal controls over financial reporting, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

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
•
Although we have an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, the FDA has excluded the use of sotrovimab in all U.S. regions, and sotrovimab has limitations on its use in some countries outside of the U.S. If the FDA does not reauthorize the use of sotrovimab in the U.S., the FDA revokes or terminates our EUA for sotrovimab, the federally-declared COVID-19 public health emergency ends, or countries outside of the U.S. continue to limit its use, we may be unable to sell sotrovimab in or outside of the U.S.
•
We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in connection with therapies for COVID-19. Market demand and utilization of any of our COVID-19 product candidates has been, and may continue to be, adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of vaccines and oral antivirals, the emergence of new variants or subvariants and the current challenges in the delivery and administration of mAbs to patients.
•
Our near-term revenue is dependent on the continued sales and commercialization of sotrovimab for the early treatment of COVID-19, including our ability to enter into procurement contracts with government entities. If we are unable to continue to sell and/or commercialize sotrovimab in or outside of the U.S., our business, financial condition, results of operations and prospects may be adversely affected. In addition, sotrovimab may be rendered inferior or obsolete due to rapid changes in epidemiology and the emergence of new variants or subvariants.
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
•
We have identified a material weakness in our internal control over financial reporting. This material weakness could adversely affect our ability to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, materially and adversely affect our business and operating results and may negatively impact the trading price of our common stock.
•
The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,505,183	$347,815
Short-term investments	654,113	217,182
Restricted cash and cash equivalents, current	13,147	8,594
Receivable from collaboration	7,000	773,079
Equity investments	36,407	143,148
Prepaid expenses and other current assets	72,417	73,003
Total current assets	2,288,267	1,562,821
Intangible assets, net	33,021	33,287
Goodwill	16,937	16,937
Property and equipment, net	85,135	42,834
Operating right-of-use assets	86,879	87,220
Restricted cash and cash equivalents, noncurrent	8,354	7,006
Long-term investments	97,585	201,388
Other assets	2,816	2,775
TOTAL ASSETS	$2,618,994	$1,954,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,618	$6,521
Accrued and other liabilities	354,086	236,512
Deferred revenue, current portion	113,164	98,209
Total current liabilities	477,868	341,242
Deferred revenue, noncurrent	4,419	3,815
Operating lease liabilities, noncurrent	130,205	133,561
Contingent consideration, noncurrent	28,455	22,822
Deferred tax liability	18,439	18,439
Other long-term liabilities	7,596	2,540
TOTAL LIABILITIES	666,982	522,419
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 132,597,812 and 131,161,404 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	1,656,024	1,571,535
Accumulated other comprehensive loss	(7,553)	(1,099)
Retained earnings (accumulated deficit)	303,528	(138,600)
TOTAL STOCKHOLDERS’ EQUITY	1,952,012	1,431,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,618,994	$1,954,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$(54,941)	$5,333	$1,174,715	$5,333
Contract revenue	12,254	168,653	12,536	169,266
Grant revenue	2,058	3,082	4,579	4,453
Total revenue	(40,629)	177,068	1,191,830	179,052
Operating expenses:
Cost of revenue	27,921	1,144	118,070	1,152
Research and development	115,082	86,126	205,309	220,996
Selling, general and administrative	41,590	28,781	79,845	54,520
Total operating expenses	184,593	116,051	403,224	276,668
(Loss) income from operations	(225,222)	61,017	788,606	(97,616)
Other (expense) income:
Change in fair value of equity investments	(11,390)	—	(106,429)	—
Interest income	2,200	97	2,588	261
Other income (expense), net	691	752	3,421	(9,494)
Total other (expense) income	(8,499)	849	(100,420)	(9,233)
(Loss) income before benefit from (provision for) income taxes	(233,721)	61,866	688,186	(106,849)
Benefit from (provision for) income taxes	157,228	(53)	(246,058)	(249)
Net (loss) income	$(76,493)	$61,813	$442,128	$(107,098)
Net (loss) income per share, basic	$(0.58)	$0.48	$3.34	$(0.83)
Net (loss) income per share, diluted	$(0.58)	$0.46	$3.28	$(0.83)
Weighted-average shares outstanding, basic	132,450,018	130,121,943	132,326,244	128,938,851
Weighted-average shares outstanding, diluted	132,450,018	133,789,977	134,643,840	128,938,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(76,493)	$61,813	$442,128	$(107,098)
Other comprehensive (loss) income:
Unrealized loss on investments	(2,739)	(44)	(6,435)	(84)
Amortization of actuarial (loss) gain	(9)	14	(19)	28
Other comprehensive loss	(2,748)	(30)	(6,454)	(56)
Comprehensive (loss) income	$(79,241)	$61,783	$435,674	$(107,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except shares amounts)

(unaudited)

				Accumulated
			Additional	Other	Retained Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Share	Amount	Capital	Loss	Deficit)	Equity
Balance at March 31, 2022	132,353,441	$13	$1,625,785	$(4,805)	$380,021	$2,001,014
Vesting of restricted common stock	53,712	—	—	—	—	—
Exercise of stock options	96,484	—	1,074	—	—	1,074
Issuance of common stock under employee stock purchase plan	94,175	—	2,066	—	—	2,066
Stock-based compensation	—	—	27,099	—	—	27,099
Other comprehensive loss	—	—	—	(2,748)	—	(2,748)
Net loss	—	—	—	—	(76,493)	(76,493)
Balance at June 30, 2022	132,597,812	$13	$1,656,024	$(7,553)	$303,528	$1,952,012

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2021	129,891,856	$13	$1,488,337	$(1,304)	$(836,095)	$650,951
Vesting of restricted common stock	34,446	—	—	—	—	—
Exercise of stock options	553,673	—	3,593	—	—	3,593
Stock-based compensation	—	—	20,998	—	—	20,998
Other comprehensive loss	—	—	—	(30)	—	(30)
Net income	—	—	—	—	61,813	61,813
Balance at June 30, 2021	130,479,975	$13	$1,512,928	$(1,334)	$(774,282)	$737,325

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	131,161,404	$13	$1,571,535	$(1,099)	$(138,600)	$1,431,849
Issuance of common stock in connection with a grant agreement	881,365	—	28,462	—	—	28,462
Vesting of restricted common stock	270,598	—	—	—	—	—
Exercise of stock options	190,270	—	1,558	—	—	1,558
Issuance of common stock under employee stock purchase plan	94,175	—	2,066	—	—	2,066
Stock-based compensation	—	—	52,403	—	—	52,403
Other comprehensive loss	—	—	—	(6,454)	—	(6,454)
Net income	—	—	—	—	442,128	442,128
Balance at June 30, 2022	132,597,812	$13	$1,656,024	$(7,553)	$303,528	$1,952,012

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	127,416,740	$13	$1,385,301	$(1,278)	$(667,184)	$716,852
Issuance of common stock in connection with a collaboration agreement	1,924,927	—	85,213			85,213
Vesting of restricted common stock	87,409	—	—	—	—	-
Exercise of stock options	1,050,899	—	5,945	—	—	5,945
Stock-based compensation	—	—	36,469	—	—	36,469
Other comprehensive income	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(107,098)	(107,098)
Balance at June 30, 2021	130,479,975	$13	$1,512,928	$(1,334)	$(774,282)	$737,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$442,128	$(107,098)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in estimated constraint on profit-sharing amount	397,433	—
Depreciation and amortization	2,882	2,538
Amortization of intangible assets	266	266
Amortization of premiums (accretion of discounts) on investments, net	1,732	(238)
Payment for contingent consideration in excess of acquisition date fair value	(93,803)	—
Noncash lease expense	4,283	2,973
Change in fair value of equity investments	106,428	—
Change in estimated fair value of contingent consideration	5,633	42,918
Stock-based compensation	52,403	36,469
Other	292	32
Changes in operating assets and liabilities:
Receivable from collaboration	433,689	—
Prepaid expenses and other current assets	(5,472)	521
Other assets	(41)	(857)
Accounts payable	2,444	4,933
Accrued liabilities and other long-term liabilities	145,381	(22,287)
Operating lease liabilities	(1,012)	(93)
Deferred revenue	15,559	90,452
Net cash provided by operating activities	1,510,225	50,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of an equipment	11	—
Purchases of property and equipment	(36,439)	(2,744)
Purchases of investments	(341,293)	(55,729)
Maturities of investments	—	221,382
Net cash (used in) provided by investing activities	(377,721)	162,909
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a grant agreement	28,462	—
Proceeds from issuance of common stock in connection with a collaboration agreement	—	85,213
Payment of principal on financing lease obligation	(124)	(126)
Proceeds from exercise of stock options	1,558	5,945
Issuance of common stock under ESPP	2,066
Payment of contingent consideration	(1,197)	—
Net cash provided by financing activities	30,765	91,032
Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,163,269	304,470
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	363,415	451,487
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$1,526,684	$755,957
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$8,755	$2,485
Operating lease liabilities obtained in exchange of right-of-use asset	$3,942	$—
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid during the period for income tax	$89,416	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,505,183	$741,951
Restricted cash and cash equivalents, current	13,147	7,004
Restricted cash and cash equivalents, noncurrent	8,354	7,002
Total cash, cash equivalents and restricted cash	$1,526,684	$755,957

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

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of June 30, 2022, no shares have been issued under the Sales Agreement.

Need for Additional Capital

Although the Company recorded net income for the year ended December 31, 2021 and the six months ended June 30, 2022, it recorded a net loss for the three months ended June 30, 2022, and has otherwise incurred net losses since inception. The Company expects its earnings to be volatile and may continue to incur net losses over the next several years and may need to raise additional capital to fully implement its business plan. As of June 30, 2022, the Company had retained earnings of $303.5 million. The Company had, excluding restricted cash, $2.3 billion of cash, cash equivalents, and investments as of June 30, 2022. Based on the Company’s current operating plan, management believes that the $2.3 billion as of June 30, 2022 will be sufficient to fund its operations through at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Although the Company received Emergency Use Authorization (“EUA”), temporary authorization or marketing approval for sotrovimab (under the brand name Xevudy®), sotrovimab is currently de-authorized in the U.S. and has limitations in use outside of the U.S. In addition, the Company is still subject to a number of other challenges and risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its other product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of sotrovimab and other product candidates and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or maintain profitability. In addition, to the extent the ongoing COVID-19 pandemic, including the emergence of new variants or subvariants, adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of June 30, 2022, the Company has no off-balance sheet concentrations of credit risk.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and interest rate policies and determined that the estimate of credit losses was not significantly impacted. During the six months ended June 30, 2022 and 2021, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606, including the royalty exception guidance and/or variable consideration guidance under ASC 606 as described below, or other guidance, as deemed appropriate. When the Company is considered an agent in elements of collaboration arrangements within the scope of ASC 808, it records its share of collaboration revenue in the period in which such sales occur. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the net sales reported by the Company's collaboration partners, net of cost of goods sold and allowable expenses (e.g., manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period. In order to record collaboration revenue, the Company utilizes certain information from its collaboration partner, including actual net product sales and costs incurred for sales activities, and makes key judgments based on business updates related to commercial and clinical activities such as expected commercial demand, commercial supply plan, manufacturing commitments, risks related to expired or obsolete inventories, and risks related to potential product returns or contract terminations. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses.

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

Embedded Derivatives

The Company evaluates its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. Embedded derivatives are reported on the unaudited condensed consolidated balance sheets at their estimated fair values. Contingent consideration related to asset acquisitions that meet the definition of an embedded derivative is classified as contingent consideration on the unaudited condensed consolidated balance sheets. Any change in estimated fair values, as determined at each measurement period, are recorded in the unaudited condensed consolidated statements of operations based on the nature of the related contingencies. Changes in fair values of embedded derivatives related to the achievement of various milestones for product candidates are recorded within research and development expenses or selling, general and administrative expenses based on the nature of the relevant underlying activities. Otherwise, changes in fair values are recorded within other income (expense), net.

New Accounting Pronouncement Recently Adopted

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In November 2021, the Financial Accounting Standards Board issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), which adds certain disclosure requirements with respect to government assistance, including (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company's adoption of ASU 2021-10 on January 1, 2022 did not result in any material impact on its consolidated financial statements and related disclosures.

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

Cash Equivalents and Available-for-Sale Debt Securities

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

		June 30, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$1,503,130	$—	$—	$1,503,130
U.S. government treasuries	Level 2	760,012	—	(7,307)	752,705
Total financial assets		$2,263,142	$—	$(7,307)	$2,255,835

(1) Includes $21.5 million of restricted cash equivalents.

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$345,098	$—	$—	$345,098
U.S. government treasuries	Level 2	419,442	—	(872)	418,570
Total financial assets		$764,540	$—	$(872)	$763,668

(1) Includes $15.6 million of restricted cash equivalents.

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets, and other assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $1.8 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively. The Company did not write off any accrued interest receivable during the six months ended June 30, 2022 and 2021.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2022, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized gains recorded in accumulated other comprehensive income (loss) were immaterial as of June 30, 2022. As of June 30, 2022, no securities have contractual maturities of longer than two years.

Equity Investments

As of June 30, 2022, the Company's equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The Company acquired the securities as partial consideration for entering into the collaboration, option and license agreement (the “Brii Agreement”) with Brii Bio Parent and Brii Biosciences Offshore Limited (“Brii Bio”) in May 2018. The Company concluded it does not have a controlling interest or significant influence over Brii Bio based on its ownership percentage and other factors. See further discussion in Note 6—Collaboration and License Agreements. In July 2021, Brii Bio Parent completed its initial public offering (“Brii Bio Parent IPO”) on the Stock Exchange of Hong Kong Limited, prior to which the securities were accounted for as equity securities without a readily determinable fair value. Upon the completion of the Brii Bio Parent IPO, the securities were considered to be marketable equity securities and subsequently remeasured at fair value at each reporting date. As of June 30, 2022, the Company remeasured the equity investment at a fair value of $36.4 million. For the three and six months ended June 30, 2022, the Company recognized an unrealized loss of $11.4 million and $106.4 million, respectively, as other income (expenses) in the unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2022, the unrealized loss related to foreign currency translation for the respective periods was immaterial. As of June 30, 2022, the Company classifies its equity investment in Brii Bio Parent as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of June 30, 2022 and December 31, 2021.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. In December 2021, the Company achieved the regulatory milestone of $35.0 million related to sotrovimab. As of June 30, 2022, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to VIR-3434 using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	8.3% - 9.0% (8.7%)
Probability of achievement	22.1% - 47.5% (36%)

(1)
Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. During the year ended December 31, 2021, the Company achieved the specified sales milestones totaling $60.0 million related to sotrovimab. As of June 30, 2022, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to VIR-3434:

Unobservable input	Value
Volatility	75.0%
Discount rate	13.0%
Probability of achievement	22.1%

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of June 30, 2022 and December 31, 2021, the estimated fair value of the contingent consideration related to the Humabs acquisition was $26.2 million and $17.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations based on the nature of the relevant underlying activities.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per-share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. In February 2021, the Company achieved one of the milestones related to a specified per-share price of its common stock resulting in a $10.0 million payable to the former TomegaVax stockholders, which was paid in July 2021. As of June 30, 2022, the fair value of the remaining contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Value
Volatility	100.0%
Risk-free rate	2.9%

As of June 30, 2022 and December 31, 2021, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $2.3 million and $5.7 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the unaudited condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration (in thousands):

Contingent Consideration
Balance at December 31, 2021	$22,822
Changes in fair value	5,633
Balance at June 30, 2022	$28,455

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

The Company determined that the future milestone payments contain net settlement provisions and, therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of June 30, 2022, the estimated fair value of the embedded derivative was $2.3 million and was included in the contingent consideration liability on the unaudited condensed consolidated balance sheet.

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company, which discovers and develops monoclonal antibodies (“mAbs”) derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third parties. The Company is obligated to pass through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. In addition to the cash payment and issuance of common stock to the former Humabs shareholders at the acquisition date, the Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for VIR-3434; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product, which the Company elected as a SARS-CoV-2 product, or sotrovimab.

During the year ended December 31, 2021, the Company achieved the specified regulatory milestone of $35.0 million and sales milestones totaling $60.0 million related to sotrovimab, which were paid in January and February 2022, respectively. The estimated fair value of the remaining contingent consideration was $26.2 million as of June 30, 2022.

5. Grant Agreements

Bill & Melinda Gates Foundation Grants

The Company has entered into various grant agreements with the Bill & Melinda Gates Foundation, under which it was awarded grants totaling up to $55.7 million to support its HIV vaccine program, tuberculosis vaccine program, HIV vaccinal antibody program and malaria vaccinal antibody program. The term of the grant agreements will expire at various dates through December 2023, unless earlier terminated by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the project.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $2.1 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $4.6 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had deferred revenue of $22.3 million and $6.9 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had $3.0 million and $1.8 million, respectively, within accrued and other liabilities, which may need to be refunded to the Bill & Melinda Gates Foundation.

6. Collaboration and License Agreements

Collaboration Agreements with GSK

2020 GSK Agreement

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by the Company and certain GSK entities in April 2020 (the “2020 Preliminary Agreement”) (such definitive collaboration agreement, the “2020 GSK Agreement”). In December 2021, Beecham S.A. assigned and transferred all its rights, title, interest, and benefit in the 2020 GSK Agreement to GlaxoSmithKline Biologicals S.A. (Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A., referred to, individually and together, as “GSK”), including all its rights to bring claims under such agreement. Concurrently with the execution of the 2020 Preliminary Agreement, the Company entered into a stock purchase agreement (the “2020 Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. After receipt of antitrust clearance on April 22, 2020, the 2020 Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the 2020 Stock Purchase Agreement (“Effective Date”). Under the terms of the 2020 GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration is focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2 and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2 and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2 and potentially other coronaviruses (the “Functional Genomics Program”).

For four years following the Effective Date, the parties agreed to conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs, and under the oversight of a joint steering committee (“JSC”). The Company is primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine in the Vaccine Program. GSK is primarily responsible for the global commercialization activities for the Antibody Program (including in mainland China, Hong Kong, Macau and Taiwan following the purchase of these rights in May 2022, as described below), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. Subject to an opt-out mechanism and Amendment No. 1 to the 2020 GSK Agreement (described below), the parties share all development costs, manufacturing costs and costs and expenses for the commercialization of the collaboration products, with the Company bearing 72.5% of such costs for the antibody products, 27.5% of such costs for the vaccine products, and equal sharing of such costs for the functional genomics products.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company concluded that the 2020 GSK Agreement contained four units of account: (i) the license granted to GSK under the Antibody Program (the “Antibody License”); (ii) the research and development activities (including clinical manufacturing) under the Antibody Program; (iii) the research and development activities under the Vaccine Program; and (iv) the research and development activities under the Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2020 GSK Agreement are performance obligations with a customer. The Company determined that the Antibody License is within the scope of ASC 606 and, accordingly, accounted for the Antibody License as a distinct performance obligation under ASC 606. The Antibody License is a functional intellectual property and is distinct from the associated research and development activities to be performed under the program due to its significant standalone functionality. All other elements of the 2020 GSK Agreement, including the research and development activities and participation in the JSC and subcommittees for each collaboration program, were not determined to be distinct performance obligations with a customer.

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

The remaining units of account of the 2020 GSK Agreement were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities of the arrangement. Furthermore, the Company and GSK participate in the commercial profit and loss sharing arrangement for each program commensurate with each party’s cost-sharing responsibilities during research and development. Because ASC 808 does not provide recognition and measurement guidance, the Company determined that the guidance in ASC 730, Research and Development, was appropriate to analogize to, based on the nature of the cost-sharing provisions of the 2020 GSK Agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. Additionally, the Company is entitled to consideration from GSK related to profit and loss sharing arrangements (including royalties) contingent upon future sales of collaboration products. The Company concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the products will be analogized to ASC 606 and, therefore, will be recognized when the related sales occur.

In May 2021, the U.S. Food and Drug Administration (“FDA”) granted an EUA in the United States for sotrovimab, the first collaboration product under the Antibody Program. In April 2022, the FDA excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. As the lead party for all manufacturing and commercialization activities, GSK incurs all of the manufacturing, sales and marketing expenses and is the principal on sales transactions with third parties. As described in Note 1—Organization, the Company’s accounting policy related to the profit-share is to consider the agreed-upon share of the profit-sharing amounts each quarter and evaluate whether those amounts are subject to potential future adjustments based on the latest available facts and circumstances, subject to the terms of the 2020 GSK Agreement. As the Company is the agent, the Company recognizes its contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs. Manufacturing costs include inventory revaluation adjustments, lower of cost or market inventory adjustments, inventory write-downs and write-offs, and binding purchase commitments with a third-party manufacturer among other manufacturing costs. The Company’s contractual share of the profit-sharing amounts is subject to potential future adjustments to

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

allowable expenses, which represents a form of variable consideration. At each reporting period, the Company evaluates the latest available facts and circumstances to determine whether any portion of profit-sharing amounts should be constrained.

As of June 30, 2022, GSK held certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been reported to us as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. We expect GSK to adjust allowable manufacturing expenses for our share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluated the latest available facts and circumstances to determine whether any portion of profit-sharing amounts should be constrained. In doing so, as of June 30, 2022, based on the current state of the COVID-19 pandemic, including the continued proportion of cases caused by certain Omicron subvariants, recent discussions with the FDA and other regulatory authorities, and the Company’s expectations for future sales in light of these factors, the Company estimated that $397.4 million should be constrained from profit-sharing revenues earned during the quarter in relation to the Company’s anticipated contractual share of potential future adjustments to manufacturing expenses and recorded such amount as adjustments to profit-sharing amounts. The Company will re-assess these estimates each reporting period. Actual results could materially differ from this estimate.

During the three and six months ended June 30, 2022, the Company recorded profit-sharing amounts and profit-sharing amounts constrained as components of collaboration revenue in the unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Collaboration revenue, net
Profit-sharing amount	$342,492	$5,333	$1,572,148	$5,333
Profit-sharing amount constrained	(397,433)	—	(397,433)	—
Total collaboration revenue, net	$(54,941)	$5,333	$1,174,715	$5,333

Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $7.1 million and $17.9 million for the three months ended June 30, 2022 and 2021, respectively, and $13.6 million and $36.4 million for the six months ended June 30, 2022 and 2021, respectively.

Amendment No. 1 to the 2020 GSK Agreement

On May 27, 2022, the Company and GSK entered into Amendment No. 1 to the 2020 GSK Agreement (“Amendment No. 1”). Pursuant to Amendment No. 1, the parties acknowledged that the antibody products that had been licensed to WuXi Biologics (Hong Kong) Limited ("WuXi Biologics") in mainland China, Hong Kong, Macau and Taiwan and had reverted to the Company pursuant to the Termination Agreement (described below) are now included in and governed by the 2020 GSK Agreement, subject to certain amendments relating to sotrovimab.

Under the terms of Amendment No. 1, GSK has the sole right to develop (including to seek, obtain or maintain regulatory approvals), manufacture and commercialize sotrovimab in and for mainland China, Hong Kong, Macau and Taiwan at GSK's sole cost and expense (other than certain payments for which the Company remains responsible under certain of the Company’s existing agreements with third parties). GSK paid the Company a one-time upfront payment of $7.0 million in consideration for the rights and licenses granted to GSK under Amendment No. 1. The Company recognized contract revenue of $7.0 million during the three months ended June 30, 2022. In addition, GSK will be obligated to pay the Company tiered royalties on net sales of sotrovimab in mainland China, Hong Kong, Macau and Taiwan in percentages ranging from the high teens to the low thirties. Such royalties are payable to the Company during the term of the 2020 GSK Agreement applicable to the Antibody Program.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company concluded that the 2021 GSK Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Agreements, under which certain elements are required to be accounted for under ASC 606 where the counterparty is a customer for a good or service that is a distinct unit of account. In addition, the 2021 GSK Agreement is considered a contract modification to the 2021 Preliminary Agreement and will be accounted for prospectively as a termination of the 2021 Preliminary Agreement and commencement of a new contract. There was no impact to the accounting assessment of the original contract as no goods or services had been delivered to GSK, no performance obligations were satisfied and, accordingly, no contract revenue was recognized under ASC 606 prior to the execution of the 2021 GSK Agreement.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company considered the ASC 606 criteria for combining contracts and determined that the 2021 GSK Collaboration and 2021 Stock Purchase Agreement should be combined into a single contract because they were negotiated and entered into in contemplation of one another. The fair market value of the common stock issued to GGL was $85.2 million, based on the closing stock price of $52.70 on March 25, 2021, and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $34.8 million premium received by the Company. The Company accounted for the common stock issued to GGL based on its fair market value on the transaction date and determined that the premium paid by GSK should be attributed to the transaction price of the 2021 GSK Agreement.

The Company concluded that the 2021 GSK Agreement contained the following units of account: (i) the VIR-2482 Option; (ii) three distinct rights granted to GSK related to the Selected Pathogens (each, a “Selected Pathogens Right”); (iii) the license and know-how to the next-generation mAbs under the Influenza Program (the “Next Gen License”); (iv) the research and development activities for next-generation mAbs under the Influenza Program; and (v) the research and development activities, including license rights and know-how, under the Expanded Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2021 GSK Agreement are performance obligations with a customer. The Company determined that the distinct performance obligations under ASC 606 consisted of (i) the Next Gen License and (ii) the three Selected Pathogens Rights, each representing a material right. All other elements of the 2021 GSK Agreement including the VIR-2482 Option, research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer. As of June 30, 2022, GSK had not exercised the VIR-2482 Option or the three Selected Pathogens Rights.

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

The respective estimated SSP for each of the performance obligations was determined to allocate the transaction price. The estimated SSP of each performance obligation was determined using methods that considered relevant market conditions, entity-specific factors and information about GSK, while maximizing the use of available observable inputs and using certain management assumptions (e.g., treatable patient population, expected market share, probability of success and product profitability, discount rate based on weighted-average cost of capital). For the Next Gen License, the Company determined that GSK can benefit from the license at the time the license is granted and, therefore, the related performance obligation is satisfied at a point in time. If any of the Selected Pathogens Rights are exercised, the Company will evaluate the related promises to identify the performance obligations to be transferred and the timing of revenue recognition. If any of the Selected Pathogens Rights expire prior to being exercised, the Company will recognize any deferred revenue allocated to that right as revenue at the time of expiration.

The research and development activities for the next-generation mAbs under the Influenza Program and the Expanded Functional Genomics Program were determined to be within the scope of ASC 808 as the Company and GSK are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities of the arrangement. Furthermore, the Company and GSK participate in the commercial profit and loss sharing arrangement for each program commensurate with each party’s cost-sharing responsibilities during research and development. Because ASC 808 does not provide recognition and measurement guidance, the Company determined that the guidance in ASC 730, Research and Development, was appropriate to analogize to based on the nature of the cost-sharing provisions of the agreement. The Company has concluded that payments to or reimbursements from GSK related to these services will be accounted for as an increase to or reduction of research and development expenses, respectively. The Company also concluded that any payments from GSK related to the profit and loss sharing arrangement (including royalties) contingent upon the commercialization of the related products will be analogized to ASC 606 and, therefore, will be recognized when the related sales occur.

Upon execution of the 2021 GSK Agreement, the Company granted the Next Gen License to GSK and therefore, recognized $168.3 million as contract revenue in the second quarter of 2021. As of June 30, 2022 and December 31, 2021, the total unrecognized transaction price of $91.5 million is classified as current deferred revenue on the unaudited condensed consolidated balance sheets related to the remaining performance obligations, being the material rights resulting from the Selected Pathogens Rights, none of which have been exercised by GSK as of June 30, 2022. The Company expects the rights will be exercised, and thus, the corresponding deferred revenue will be recognized within 12 months from June 30, 2022.

Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three and six months ended June 30, 2022, the Company recognized additional net research

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

and development expenses of $0.9 million and $1 million under the 2021 GSK Agreement, respectively. During the three and six months ended June 30, 2021, the Company recognized a reduction of research and development expenses of $0.1 million under the 2021 GSK Agreement.

Under both the 2020 GSK Agreement and the 2021 GSK Agreement, the Company has a receivable from collaboration of $7.0 million and $773.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

With respect to programs for which Brii Bio exercises its options, Brii Bio is required to pay the Company an option exercise fee for each such Vir program ranging from the mid-single-digit millions up to $20.0 million, determined based on the commercial potential of the licensed program. Brii Bio will also be required to pay regulatory milestone payments on a licensed product-by-licensed product basis ranging from the mid-single-digit millions up to $30.0 million, also determined based on the commercial potential of such program. Following commercialization, Brii Bio will be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products arising from each licensed program in the China Territory, up to an aggregate of $175.0 million per licensed program. Brii Bio also will pay royalties to the Company that range from the mid-teens to the high-twenties, as described below.

Upon exercise of each option for a Brii Bio program, the Company will be required to pay to Brii Bio an option exercise fee ranging from the low tens of millions to up to $50.0 million, determined based on the commercial potential of the licensed program. The Company will be required to make regulatory milestone payments to Brii Bio on a licensed product-by-licensed product basis ranging from the low tens of millions up to $100.0 million, also determined based on the commercial potential of such program. The Company will also be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products in the United States arising from each licensed program, up to an aggregate of $175.0 million per licensed program. As of June 30, 2022, the Company has not exercised any of its options.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

days' notice (following the exercise of an option for such program). The Brii Agreement may also be terminated by either party for insolvency of the other party, and either party may terminate the Brii Agreement in its entirety or on a program-by-program basis for the other party’s uncured material breach on 60 days’ written notice (or 30 days’ notice following failure to make payment).

From May 2018 until the closing of the Brii Bio Parent IPO in July 2021, Brii Bio Parent and its wholly-owned subsidiary Brii Bio were determined to be variable interest entities (“VIE”) due to their reliance on future financing and having insufficient equity at risk. However, the Company did not have the power to direct activities that most significantly impact the economic success of these entities and was not considered the primary beneficiary of these entities. Therefore, the Company did not consolidate Brii Bio Parent or Brii Bio. Subsequent to the Brii Bio Parent IPO, the Company determined that these entities are no longer VIEs. In addition, as Brii Bio Parent is a publicly-traded company, the Company's investment in its ordinary shares became a marketable equity investment with readily determinable fair value and is then subsequently remeasured to fair value at each reporting date (see Note 3—Fair Value Measurements). Prior to the Brii Bio Parent IPO, the Company accounted for its investment in Brii Bio Parent, which had a carrying value of $5.7 million, at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment from the same issuer.

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

During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $1.3 million, respectively, as contract revenue from the supply of biological materials to Brii Bio. During the three and six months ended June 30, 2021, the Company recognized zero and $0.4 million, respectively, as contract revenue from the supply of biological materials to Brii Bio.

As of June 30, 2022, the Company also has a contract liability of $2.3 million and $1.5 million within current and noncurrent deferred revenues, respectively, which represents deferred consideration for the remaining three options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its remaining options or the remaining options expire.

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

The Company and Alnylam are jointly responsible for funding the initial research and development activities for VIR-2218 through the completion of proof-of-concept trials. Prior to the exercise of the Company’s option for each siRNA program directed to one of the Company’s selected infectious disease targets, Alnylam is responsible for conducting all development activities, at the Company’s

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

expense, in accordance with an agreed-upon development plan. Following the Company’s exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, the Company is solely responsible, at the Company’s expense (subject to Alnylam’s exercise of a profit-sharing option), for conducting all development, manufacture and commercialization activities for products arising from each such program. If Alnylam exercises a profit-sharing option for a product, the Company will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

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

The Company incurred expenses under the Amended Alnylam Agreement of $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively. The Company incurred expenses under the Amended Alnylam Agreement of $0.8 and $1.7 million during the three and six months ended June 30, 2021, respectively.

WuXi Biologics

In February 2020, the Company entered into a development and manufacturing collaboration agreement with WuXi Biologics (the “WuXi Biologics Collaboration Agreement”) for the clinical development, manufacturing, and commercialization of the Company’s proprietary antibodies developed for SARS-CoV-2. Under the WuXi Biologics Collaboration Agreement, WuXi Biologics conducted cell-line development, process and formulation development, and initial manufacturing for clinical development, WuXi Biologics had the right to commercialize products incorporating such SARS-CoV-2 antibodies in mainland China, Hong Kong, Macau and Taiwan under an exclusive license granted for the selected SARS-CoV-2 antibodies that were developed, the Company had the right to commercialize such products in all other markets worldwide.

Termination of the WuXi Biologics Collaboration Agreement

On May 16, 2022, the Company and WuXi Biologics entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the Company and WuXi Biologics terminated the WuXi Biologics Collaboration Agreement. Other existing agreements between the Company and WuXi Biologics remain in effect.

Under the terms of the Termination Agreement, all licenses granted under the WuXi Biologics Collaboration Agreement were terminated and all rights to the antibody products in mainland China, Hong Kong, Macau and Taiwan reverted to the Company. The Company will make a one-time termination payment to WuXi Biologics of $7.0 million and account for the payment as an acquisition of an in-process research and development asset and, therefore, recognized research and development expense of $7.0 million during the second quarter of 2022. Under the terms of the Termination Agreement, the Company will be obligated to pay WuXi Biologics tiered royalties on net sales of sotrovimab in mainland China, Hong Kong, Macau and Taiwan ranging from low single digits to low

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

double digits. Royalties are payable to WuXi Biologics for a specified royalty term and are subject to reduction in certain circumstances.

Rockefeller University

In July 2018, the Company entered into an exclusive license agreement with The Rockefeller University (“Rockefeller”), which was amended in May 2019, in September 2020, and in March 2021 (as amended, the “Rockefeller Agreement”). Under the Rockefeller Agreement, Rockefeller granted the Company a worldwide exclusive license under certain patent rights, and a worldwide non-exclusive license under certain materials and know-how covering certain antibody variants relating to a specified mutation leading to enhanced antibody function and utility, to develop, manufacture and commercialize infectious disease products covered by the licensed patents, or that involve the use or incorporation of the licensed materials and know-how, in each case for all uses and purposes for infectious diseases. The Company uses technology licensed under the Rockefeller Agreement in the Company’s antibody platform and in the Company’s product candidates VIR-3434 and VIR-7832.

The Company is required to pay annual license maintenance fees of $1.0 million, which can be creditable against royalties following commercialization. In addition, upon achievement of specified development, regulatory and commercial success milestone events, the Company is required to pay up to $80.3 million, in the aggregate, for up to six infectious disease products. Any follow-on products beyond six products may result in additional milestone event payments. The Company will also be required to pay to Rockefeller a royalty at a low single-digit percentage rate on net sales of licensed products, subject to certain adjustments. The Company’s obligation to pay royalties to Rockefeller will terminate, on a product-by-product and jurisdiction-by-jurisdiction basis, upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction.

Under the Rockefeller Agreement, the Company recognized a total of $1.1 million during the three and six months ended June 30, 2022, and a total of $4.0 million and $1.3 million during the three and six months ended June 30, 2021, respectively, as research and development expenses related to certain development milestone payments, annual license maintenance fees, and estimated sublicense fees.

The Rockefeller Agreement will remain in force, absent earlier termination, until the expiration of all of the Company’s obligations to pay royalties to Rockefeller in all jurisdictions. The Company has the right to terminate the Rockefeller Agreement in its entirety, or in part, for any reason on 60 days’ written notice to Rockefeller. Rockefeller may terminate the Rockefeller Agreement on 90 days’ written notice for the Company’s uncured material breach, or if the Company challenges the validity or enforceability of any of the licensed patents, or immediately in the event of the Company’s insolvency. Rockefeller may also terminate the Rockefeller Agreement if the Company ceases to carry on business with respect to the rights granted to the Company under the Rockefeller Agreement.

MedImmune

In September 2018, the Company entered into a license agreement, which was amended in September 2020 (as amended, the “MedImmune Agreement”), with MedImmune, LLC (“MedImmune”), under which the Company obtained a worldwide, exclusive license to develop and commercialize half-life extended versions of two specified antibodies under development by MedImmune that target influenza A and influenza B, respectively, for all uses in humans and animals. The Company is developing VIR-2482 using technology licensed under the MedImmune Agreement.

The Company is obligated to make development, regulatory, and commercial milestone payments of up to $331.5 million in the aggregate relating to influenza A and influenza B products. MedImmune is also entitled to receive tiered royalties based on net sales of products containing half-life extended versions of antibodies directed to influenza A and/or influenza B at percentages ranging from the mid-single-digits to sub-teen double-digits.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Xencor

August 2019 License Agreement

In August 2019, the Company entered into a patent license agreement, which was amended in February 2021 (as amended, the “2019 Xencor Agreement”) with Xencor, Inc. (“Xencor”). Under the 2019 Xencor Agreement, the Company obtained a non-exclusive, sublicensable (only to its affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the influenza A and HBV research programs. These technologies are used in the Company’s VIR-2482, incorporating Xencor’s Xtend technology, and VIR-3434, incorporating Xencor’s Xtend and other Fc technologies, product candidates.

For each of the influenza A and HBV research programs, the Company is required to pay Xencor development and regulatory milestone payments of up to $17.8 million in the aggregate, and commercial sales milestone payments of up to $60.0 million in the aggregate, for a total of up to $77.8 million in aggregate milestones for each program and $155.5 million in aggregate milestones for both programs. On a product-by-product basis, the Company is also obligated to pay tiered royalties based on net sales of licensed products ranging from low- to mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the expiration of the last to expire valid claim in the licensed patents covering such product in such country.

Under the 2019 Xencor Agreement, the Company did not recognize any research and development expenses during the three and six months ended June 30, 2022 and 2021.

March 2020 License Agreement

In March 2020, the Company entered into a patent license agreement, which was amended in February 2021 (as amended, the “2020 Xencor Agreement”) with Xencor under which the Company obtained a non-exclusive, sublicensable (only to the Company’s affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the coronavirus research programs. These technologies are used in sotrovimab, incorporating Xencor’s Xtend technology, and VIR-7832, incorporating Xencor’s Xtend and other Fc technologies.

In consideration for the grant of the license, the Company is obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years. The Company recognized $22.1 million and $92.1 million during the three and six months ended June 30, 2022, respectively, and $0.9 million during the three and six months ended June 30, 2021, as cost of revenue for royalties due to Xencor from the sale of sotrovimab.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$23,122	$20,012
Computer equipment	1,918	1,112
Furniture and fixtures	1,583	1,443
Leasehold improvements	8,017	7,834
Construction in progress	67,861	26,925
Property and equipment, gross	102,501	57,326
Less accumulated depreciation and amortization	(17,366)	(14,492)
Total property and equipment, net	$85,135	$42,834

Depreciation and amortization expenses were $1.5 million and $2.9 million for the three and six months ended June 30, 2022, and $1.3 million and $2.5 million for the three and six months ended June 30, 2021, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Milestone payable	$—	$95,000
Accrued income taxes	157,538	6,217
Net profit-sharing amount	57,196	—
Accrued royalties	48,276	58,672
Research and development expenses	42,426	28,073
Payroll and related expenses	18,086	29,753
Other professional and consulting expenses	5,642	2,791
Operating lease liabilities, current	4,102	3,927
Excess funds payable under grant agreements	3,039	1,825
Other accrued expenses	17,781	10,254
Total accrued and other liabilities	$354,086	$236,512

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The maturity of the Company’s operating lease liabilities as of June 30, 2022 was as follows (in thousands):

Amounts
2022 (excluding the six months ended June 30, 2022)	$8,124
2023	19,415
2024	18,574
2025	16,266
2026	16,710
Thereafter	103,875
Total lease payments	182,964
Less: imputed interest	(41,926)
Less: net tenant improvement allowance yet to be received	(30,044)
Present value of operating lease liabilities	$110,994

The following amounts were recorded in the unaudited condensed consolidated balance sheets for the periods ended:

	June 30, 2022	December 31, 2021
	(in thousands)
Operating Leases
Prepaid expenses and other current assets (1)	$23,313	$49,536
Operating right-of-use assets	86,879	87,220

Accrued and other liabilities	$4,102	$3,927
Operating lease liabilities, noncurrent	130,205	133,561
Total operating lease liabilities	$134,307	$137,488

(1)
Current portion of lease liabilities recorded in prepaid expenses and other current assets for which the lease incentives to be received exceed the minimum lease payments to be paid over the next 12 months.

Manufacturing and Supply Letter Agreements

In April 2020, the Company and Samsung Biologics Co., Ltd. (“Samsung”) entered into a binding letter agreement (the “Samsung Letter Agreement”), under which Samsung performs development and manufacturing services for the Company’s SARS-CoV-2 antibody program. In August 2020, the Company, GlaxoSmithKline Trading Services Limited (“GSKTSL”) and Samsung entered into an Assignment and Novation Agreement effective as of July 31, 2020, under which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the Samsung Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the Samsung Letter Agreement.

In June 2020, the Company and WuXi Biologics entered into a binding letter of intent (the “WuXi Biologics Letter Agreement”), under which WuXi Biologics performs certain development and manufacturing services for the Company’s SARS-CoV-2 antibody program. In August 2020, the Company, GSKTSL and WuXi Biologics entered into an Assignment and Novation Agreement effective as of July 29, 2020, under which the Company assigned and transferred to GSKTSL all of the Company’s right, title, and interest in, to and under the WuXi Biologics Letter Agreement, and GSKTSL became the Company’s successor in interest in and to all of the Company’s rights, duties, and obligations in, to and under the WuXi Biologics Letter Agreement.

In August 2020, GSKTSL entered into a Master Services Agreement with Samsung (the “Samsung MSA”) and a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics (the “WuXi Biologics MSA”) in connection with the performance of the obligations of the Company and GSK under the 2020 GSK Agreement. In accordance with the terms of the 2020 GSK Agreement, the Company continues to be responsible for 72.5% of the costs under each of the Samsung MSA and the WuXi Biologics MSA, and GSK bears 27.5% of such costs under each of the Samsung MSA and the WuXi Biologics MSA, subject to certain conditions and exceptions. The Company’s commitment has been substantially recognized on its balance sheet as part of the profit-sharing amount constrained as of June 30, 2022, which is part of accrued and other liabilities, as discussed in Note 6—Collaboration and License Agreements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Under such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon the Company to provide indemnification under these agreements, and thus, there are no indemnification claims that the Company is aware of that could have a material effect on the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, or unaudited condensed consolidated statements of cash flows.

9. Related Party Transaction

As a result of the Brii Agreement in May 2018, the Company holds a minority equity interest in Brii Bio through its parent company, Brii Bio Parent. Additionally, a member of the Company’s board of directors serves on Brii Bio Parent’s board of directors.

10. Stock-Based Awards

The Company has maintained a stock incentive plan for the issuance of incentive stock options (“ISO”), non-qualified stock options (“NSO”), stock appreciation rights (“SARs”), restricted stock, other stock awards and performance cash awards, to employees, non-employee directors, and consultants. The Company also has an employee stock purchase plan (“ESPP”) for its employees or employees of any of the Company’s designated affiliates.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term of options (in years)	5.3 - 6.1	5.5 - 6.1	5.3 - 6.1	5.5 - 6.1
Expected stock price volatility	103.8% - 110.5%	106.0% - 110.2%	103.8% - 111.2%	103.1% - 110.2%
Risk-free interest rate	2.8% - 3.3%	1.0% - 1.1%	1.6% - 3.3%	0.6% - 1.2%
Expected dividend yield	—	—	—	—

The valuation assumptions for stock options were determined as follows:

Expected Term — The expected term represents the period that the stock options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility — Since inception, the expected volatility was determined by examining the historical volatilities for industry peers and using an average of historical volatilities of the Company’s industry peers. Beginning the first quarter of 2022, the expected volatility is determined by using a blended approach of the Company and its industry peers’ historical volatilities.

Risk-Free Interest Rate — The Company based the risk-free interest rate over the expected term of the stock options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividend Rate — The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its profit interest units in the foreseeable future.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$14,069	$10,860	$27,184	$19,290
Selling, general and administrative	13,030	10,138	25,219	17,179
Total stock-based compensation	$27,099	$20,998	$52,403	$36,469

11. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For periods that the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common securities outstanding would have been anti-dilutive The following is a calculation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss), basic and diluted	$(76,493)	$61,813	$442,128	$(107,098)

Weighted-average shares outstanding, basic	132,450,018	130,121,943	132,326,244	128,938,851
Weighted-average effect of dilutive securities:
Options to purchase common stock	—	3,635,656	2,270,834	—
Restricted shares subject to future vesting	—	19,409	44,028	—
Contingently issuable shares	—	12,969	—
Shares to purchase under Employee Stock Purchase Plan	—	—	2,734	—
Weighted-average shares outstanding, diluted	132,450,018	133,789,977	134,643,840	128,938,851

Net income (loss) per share, basic	$(0.58)	$0.48	$3.34	$(0.83)
Net income (loss) per share, diluted	$(0.58)	$0.46	$3.28	$(0.83)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options issued and outstanding	11,595,683	6,164,036	8,607,499	10,702,072
Estimated shares issuable under the ESPP	—	71,582	1,387	71,582
Restricted shares subject to future vesting	2,787,894	933,870	2,695,168	1,024,297
Contingently issuable shares	—	—	—	39,340
Total	14,383,577	7,169,488	11,304,054	11,837,291

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Income Taxes

The table below presents our (loss) income before benefit from (provision for) income taxes, benefit from (provision for) income taxes and effective tax rate for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2022	2021	2022	2021
(Loss) income before benefit from (provision for) income taxes	$(233,721)	$61,866	$688,186	$(106,849)
Benefit from (provision for) income taxes	$157,228	$(53)	$(246,058)	$(249)
Effective tax rate	67.3%	0.1%	35.8%	-0.2%

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

The increase in the effective tax rate from the three and six months ended June 30, 2021 was primarily due to current year collaboration revenue and the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Unrecognized tax benefits were $10.6 million and $7.4 million as of June 30, 2022 and December 31, 2021, respectively, and if recognized, would favorably affect the effective tax rate in future periods.

13. Subsequent Event

Second Option Exercise by Brii Bio

In July 2022, Brii Bio Parent exercised its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-3434 in the China Territory. In consideration of the Company’s grant to Brii Bio of an exclusive license related to VIR-3434 in the China Territory, the Company received a $20.0 million option exercise fee in connection with the option exercise. Also, the Company is eligible to receive the following payments related to VIR-3434 in the China Territory: a $30.0 million regulatory milestone payment, up to $175.0 million in sales-based milestone payments, and royalties on net sales ranging from mid-teens to mid-twenties.

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

Our current pipeline consists of sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting COVID-19, hepatitis B virus, or HBV, hepatitis D virus, or HDV, influenza A virus, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

COVID-19

Sotrovimab is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing monoclonal antibody, or mAb, that incorporates Xencor, Inc.'s, or Xencor, Xtend™ technology.

•
In the second quarter of 2022, approximately 265,000 sotrovimab doses were delivered, all to countries outside of the U.S. This exceeded expectations for delivery of approximately 100,000 doses in the quarter due to additional agreements with countries outside of the U.S.
•
Sotrovimab currently has Emergency Use Authorization, or EUA, temporary authorization or marketing approval (under the brand name Xevudy®️) in more than 40 countries, and remains in use outside of the U.S.
•
We and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A., individually and collectively referred to as GSK, continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge and plan to submit data in the second half of 2022, including safety at a higher dose and real-world evidence, to regulatory authorities.
•
Due to the evolving COVID-19 landscape and based on discussions with the U.S. Food and Drug Administration, or FDA, we and GSK do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time and do not intend to pursue the U.S.-based Phase 3 COMET-STAR prophylaxis trial. Discussions with the FDA remain ongoing regarding the appropriate path forward for sotrovimab in the U.S.
•
As part of the ongoing COVID-19 development plan for sotrovimab:
o
The PROTECT-V prophylaxis trial, a Phase 3 platform trial of sotrovimab sponsored by Cambridge University Hospitals National Health Service, or NHS, Foundation Trust, assessing the use of sotrovimab in uninfected individuals started in August. Initial data are expected in 2023
.
o
Sotrovimab is being evaluated at a 1g dose among patients hospitalized with COVID-19 in the United Kingdom, or UK, as part of the Randomized Evaluation of COVID-19 Therapy (RECOVERY) Trial. Timing of initial data will depend on continued rate of enrollment.

VIR-7832 is an investigational vaccinal SARS-CoV-2-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies. VIR-7832 shares the same characteristics as sotrovimab and has been engineered to potentially be a therapeutic T cell vaccine to further help treat and/or prevent COVID-19. VIR-7832 is being evaluated in the Phase 2a portion of the UK’s

NHS-supported AGILE initiative. To date, no safety signals have been reported in the Phase 1b or 2a portions of the trial. Additional safety data from the Phase 1b portion of the trial are expected in the second half of 2022.

To prepare for new waves of variants and future pandemics, we and GSK continue to actively pursue multiple next generation broadly neutralizing and highly potent COVID-19 antibodies, leveraging our robust antibody platform, with the aim of generating a pipeline of variant-proof antibodies as well as small molecules aimed at treating COVID-19 and potentially other respiratory diseases.

Hepatitis B Virus (HBV) and Hepatitis D Virus (HDV)

VIR-2218 is an investigational HBV-targeting siRNA. VIR-3434 is an investigational HBV-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies.

•
In June 2022, at the International Liver CongressTM 2022, the Annual Meeting of the European Association for the Study of the Liver, or EASL, we announced encouraging new data from our robust HBV program.
o
Results from the Phase 2 monotherapy trial of VIR-2218 demonstrated that a six-dose regimen provided greater and more durable reductions in hepatitis B surface antigen, or HBsAg, than a two-dose regimen, with all participants achieving a >1 log10 IU/mL reduction during the trial.
o
Results from the Phase 1 monotherapy trial of VIR-3434 demonstrated that a single dose (6 mg, 18 mg, 75 mg or 300 mg) resulted in a rapid reduction of HBsAg, with the largest and most durable response noted with the 300 mg dose. Pharmacokinetic analyses and HBsAg profiles support evaluation of monthly dosing of VIR-3434.
o
Preclinical in vivo data evaluating both VIR-2218 and VIR-3434 as monotherapy and in combination demonstrated that the combination of both compounds resulted in greater HBsAg and HBV DNA reductions than either alone.
•
In June 2022, the first patient was dosed in Part B of the Phase 2 Monoclonal Antibody siRNA Combination against Hepatitis B (MARCH) trial evaluating VIR-2218 in combination with VIR-3434 for 24 and 48 weeks, and in triple combination with VIR-3434 and interferon. Initial data are expected in the second half of 2023. Previously reported results from Part A suggested that VIR-2218 and VIR-3434 are additive in reducing HBsAg, with no drug-related safety signals reported to date. Additional data from Part A are expected later this year.
•
In July 2022, Brii Biosciences Limited exercised its option to acquire exclusive development and commercialization rights to VIR-3434 in China, Hong Kong, Macau, and Taiwan, providing us with an option exercise fee. Pending VIR-3434’s development progression in these regions, we could receive future milestone payments and royalties.
•
Additional HBV events expected in 2022 include:
o
Additional data from the Phase 2 trial of VIR-2218 alone and in combination with PEG-IFN-α.
o
Initial data from the Phase 2 trial led by Brii Biosciences Limited, or Brii Bio, evaluating VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the potential treatment of chronic HBV infection.
o
Initiation of a Phase 2 platform trial of VIR-2218 in combination with VIR-3434 in viremic patients (THRIVE/STRIVE sub-protocols), with initial data expected in the second half of 2023.
•
We expect to initiate a Phase 2 trial of VIR-2218 in combination with VIR-3434 for the treatment of chronic HDV infection called SOLSTICE in the second half of 2022, with initial data expected in 2023. Recent findings indicate that treatment approaches that reduce HBsAg production and block HDV entry into hepatocytes could provide an effective method for HDV management, thus supporting the investigation of the combination of VIR-3434 and VIR-2218 in this high unmet need disease.

Influenza A virus

VIR-2482 is an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend technology.

•
Aligned with the start of the North American influenza season in the second half of 2022, we expect to initiate a Phase 2 prophylaxis healthy volunteer trial evaluating the safety and efficacy of two different doses of VIR-2482, an intramuscularly administered influenza A-neutralizing monoclonal antibody, with the aim to reduce the rate of infection. The primary efficacy endpoint is confirmation of symptomatic influenza A illness with key secondary endpoints of severity and duration of illness due to influenza A. Initial data are expected in mid-2023.

•
Also in the second half of 2022, we expect to initiate a Phase 1b prophylaxis trial evaluating the safety of VIR-2482 in elderly (>65 years old) participants who will receive a flu vaccine. This population is representative of our anticipated Phase 3 trial population. Initial data are expected in mid-2023.

HIV

VIR-1111 is an investigational HIV T cell vaccine based on human cytomegalovirus, or HCMV. Additional safety and immunology data from the proof-of-concept Phase 1 trial of VIR-1111, an HIV T cell vaccine based on HCMV, are expected in the second half of 2022. To date, no safety signals have been reported.

Financial Overview

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials.

We have financed our operations primarily through sales of our common stock from our initial public offering, subsequent follow-on offering and convertible preferred securities, and payments received under our grant and collaboration agreements. As of June 30, 2022, excluding restricted cash, we had $2.3 billion in cash, cash equivalents, and investments. Based upon our current operating plan, we believe that the $2.3 billion as of June 30, 2022 will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity, Capital Resources and Capital Requirements—Future Funding Requirements” below for additional information.

Although we recorded net income for the year ended December 31, 2021, and the six months ended June 30, 2022, we recorded a net loss for the three months ended June 30, 2022, and have otherwise incurred net losses since inception and may continue to incur net losses in the foreseeable future. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Furthermore, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We had net income of $442.1 million and net loss of $107.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had retained earnings of $303.5 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Although we began recognizing revenue for sotrovimab and have substantial deferred revenue under our definitive collaboration agreement with GSK executed in May 2021, or the 2021 GSK Agreement, we may continue to incur net operating losses for at least the next several years as the extent of future revenue remains uncertain. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative functions to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

COVID-19 Business Update

We have implemented a number of plans and policies designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. As a result of these developments, in March 2020, we implemented work-from-home policies for most of our employees. In April 2022, we reopened our offices to allow employees to return to work. Although the reopening of our offices is consistent with local government requirements, is focused on employee safety, and contemplates returning to remote work should the COVID-19 requirements change, there is uncertainty regarding the recent reopening, which may be rolled back, and restrictions re-implemented. We are also working to provide our employees with the support they need to ensure continuity of business operations. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the CDMOs will be able to satisfy demand in a timely manner and not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic. For some of our clinical development programs, we are experiencing, and may continue to experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

Our Collaboration, License and Grant Agreements

We have entered into collaboration, license and grant arrangements with various third parties. For details regarding these and other agreements, see Note 5—Grant Agreements and Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Components of Operating Results

Revenues

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. Although we have previously recognized revenue from our profit-share under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement, related to sotrovimab, we may continue to incur net operating losses for at least the next several years as the extent of future revenue from the sale of sotrovimab remains uncertain. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, we have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

Our revenues consist of the following:

Collaboration revenue includes recognition of our profit-share from the sales of sotrovimab pursuant to the 2020 GSK Agreement. Our contractual share of 72.5% from the sales of sotrovimab is applied to the net sales reported in the period by GSK, net of cost of goods sold and allowable expenses from both GSK and us (e.g., manufacturing, distribution, medical affairs, selling, and marketing expenses). In order to record collaboration revenue, we utilize certain information from our collaboration partner, including actual net product sales and costs incurred for sales activities, and make key judgments based on business updates related to commercial and clinical activities such as expected commercial demand, commercial supply plan, manufacturing commitments, risks related to expired or obsolete inventories, and risks related to potential product returns or contract terminations.

Constraint on variable consideration

In May 2021, the FDA granted an EUA in the U.S. for sotrovimab. In April 2022, the FDA excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. As the lead party for all manufacturing and commercialization activities, GSK incurs all of the manufacturing, sales and marketing expenses and is the principal on sales transactions with third parties. Our accounting policy related to the profit-share is to consider the agreed-upon share of the profit-sharing amounts each quarter and evaluate whether those amounts are subject to potential future adjustments based on the latest available facts and circumstances, subject to the terms of the 2020 GSK Agreement.

As we are the agent under the 2020 GSK Agreement, we recognize our contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, based on sales net of estimated various deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs. Manufacturing costs include inventory revaluation adjustments, lower of cost or market inventory adjustments, inventory write-downs and write-offs, and binding purchase commitments with a third-party manufacturer among other manufacturing costs. Our contractual share of the profit-sharing amounts is subject to potential future adjustments to allowable expenses, which we account for as a form of variable consideration.

As of June 30, 2022, GSK held certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been reported to us as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. We expect GSK to adjust allowable manufacturing expenses for our share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluated the latest available facts and circumstances to determine whether any portion of profit-sharing amounts should be constrained. In doing so, as of June 30, 2022, based on the current state of the COVID-19 pandemic, including the continued proportion of cases caused by certain Omicron subvariants, recent discussions with the FDA and other regulatory authorities, and our expectations for future sales in light of these factors, we estimated that $397.4 million should be constrained from profit-sharing revenues earned during the quarter in relation to the Company’s anticipated contractual share of potential future adjustments to manufacturing expenses and recorded such amount as adjustments to profit-sharing amounts and accrued and other liabilities. We will re-assess these estimates each reporting period. Actual results could materially differ from this estimate.

Contract revenue includes recognition of revenue generated from license rights issued to GSK, from research and development services under other third-party contracts, and from a clinical supply agreement with Brii Bio.

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Furthermore, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We expect our selling, general and administrative expenses to increase substantially in absolute dollars in the foreseeable future as we continue to support our continued research and development activities, and commercialization activities for any of our product candidates, if approved, and to grow our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Change in Fair Value of Equity Investments

Change in fair value of equity investments consists of the remeasurement of our investment in Brii Biosciences Limited’s, or Brii Bio Parent, ordinary shares based on the quoted market price at each reporting date.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue	$(54,941)	$5,333	$(60,274)	$1,174,715	$5,333	$1,169,382
Contract revenue	12,254	168,653	(156,399)	12,536	169,266	(156,730)
Grant revenue	2,058	3,082	(1,024)	4,579	4,453	126
Total revenue	(40,629)	177,068	(217,697)	1,191,830	179,052	1,012,778
Operating expenses:
Cost of revenue	27,921	1,144	26,777	118,070	1,152	116,918
Research and development	115,082	86,126	28,956	205,309	220,996	(15,687)
Selling, general and administrative	41,590	28,781	12,809	79,845	54,520	25,325
Total operating expenses	184,593	116,051	68,542	403,224	276,668	126,556
Income (loss) from operations	(225,222)	61,017	(286,239)	788,606	(97,616)	886,222
Other income (expense):
Change in fair value of equity investments	(11,390)	—	(11,390)	(106,429)	—	(106,429)
Interest income	2,200	97	2,103	2,588	261	2,327
Other income (expense), net	691	752	(61)	3,421	(9,494)	12,915
Total other (expense) income	(8,499)	849	(9,348)	(100,420)	(9,233)	(91,187)
(Loss) income before provision for income taxes	(233,721)	61,866	(295,587)	688,186	(106,849)	795,035
Benefit from (provision for) income taxes	157,228	(53)	157,281	(246,058)	(249)	(245,809)
Net (loss) income	$(76,493)	$61,813	$(138,306)	$442,128	$(107,098)	$549,226

Revenues

The decrease in collaboration revenue for the three months ended June 30, 2022 compared to the same period in 2021 was due to $397.4 million of profit-sharing amount constrained, partially offset by $342.5 million of profit-sharing amount for the sale of sotrovimab under the 2020 GSK Agreement. The increase in collaboration revenue for the six months ended June 30, 2022 compared to the same period in 2021 was due to $1.6 billion of profit-sharing amount for the sale of sotrovimab under the 2020 GSK Agreement, partially offset by $397.4 million of profit-sharing amount constrained. Our contractual share of 72.5% from the sales of sotrovimab is applied to the profit-sharing amounts, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs.

The decrease in contract revenue for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to $168.3 million related to the license granted to GSK upon execution of the 2021 GSK Agreement in the second quarter of 2021, partially offset by $7.0 million related to the additional license granted to GSK applicable in mainland China, Hong Kong, Macau and Taiwan upon execution of the Amendment No. 1 to the 2020 GSK Agreement in the second quarter of 2022.

The decrease in grant revenue for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to the timing of research activities under the grant agreements with the Bill & Melinda Gates Foundation. The increase in grant revenue for the six months ended June 30, 2022 compared to the same period in 2021 was not material.

Cost of Revenue

The increase in cost of revenue for the three and six months ended June 30, 2022 compared to the same periods in 2021 was due to third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$27,907	$18,058	$9,849	$35,063	$71,071	$(36,008)
Personnel	39,112	28,025	11,087	77,846	53,828	24,018
Contract manufacturing	9,232	4,322	4,910	16,558	15,642	916
Clinical costs	15,224	16,413	(1,189)	31,903	46,147	(14,244)
Other	23,607	19,308	4,299	43,939	34,308	9,631
Total research and development expenses	$115,082	$86,126	$28,956	$205,309	$220,996	$(15,687)

Comparison of three months ended June 30, 2022 and 2021

The increase in research and development expenses for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following factors:

•
personnel-related expenses increased by $11.1 million, which was primarily attributable to an increase in our headcount;
•
licenses, collaborations and contingent consideration expenses increased by $9.8 million compared to the same period in 2021, which was primarily attributable to an increase of $10.8 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, $7.0 million recognized in connection with the termination of our development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, partially offset by decrease of $7.7 million in costs under our collaboration arrangements with GSK and other R&D collaborators;
•
contract manufacturing expenses increased by $4.9 million, which was primarily related to an increase in manufacturing activities for our product candidates;
•
other research and development expenses increased by $4.3 million, which was primarily attributable to the allocation of facilities and other costs due to an increase in our headcount and higher lease expense; partially offset by
•
a decrease of $1.2 million in clinical costs, which was primarily attributable to activities related to the clinical trials for sotrovimab in the prior period, partially offset by activities related to VIR-3434 clinical trials in the second quarter of 2022.

Comparison of six months ended June 30, 2022 and 2021

The decrease in research and development expenses for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following factors:

•
licenses, collaborations and contingent consideration expenses decreased by $36.0 million, which was primarily attributable to a decrease of $24.3 million related to the change in fair value of the contingent consideration from our acquisition of Humabs, and a decrease of $21.8 million in costs under our collaboration agreements with GSK, partially offset by $7.0 million recognized in connection with the termination of our development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics;
•
clinical costs decreased by $14.2 million, which was primarily attributable to activities related to the clinical trials for sotrovimab in the prior period; partially offset by
•
an increase of $24.0 million in personnel-related expenses, which was primarily attributable to an increase in our headcount;
•
an increase of $0.9 million in contract manufacturing expenses, which was primarily related to an increase in manufacturing activities for our product candidates in the current period; and
•
an increase of $9.6 million in other research and development expenses, which was primarily attributable to the allocation of facilities and other costs due to an increase in our headcount and higher lease expense.

Selling, General and Administrative Expenses

The increases in selling, general and administrative expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily due to higher personnel-related expenses related to additional headcount, external consulting services, business tax expenses related to increased profit-sharing amount and allocated facilities costs due to higher lease expense.

Change in Fair Value of Equity Investments

In July 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. In connection with the initial public offering, our investment in shares of Brii Bio Parent became a marketable equity investment and subsequently remeasured to fair value at each reporting period. For the three and six months ended June 30, 2022, we recognized an unrealized loss of $11.4 million and $106.4 million, respectively, due to the change in fair value of the equity investment. No comparable amount was incurred for the same periods in 2021.

Interest Income

The increases in interest income were primarily due to higher interest rates, partially offset by higher amortization of premium on investment balances, in the three and six months ended June 30, 2022 compared to the same periods in 2021.

Other Income (Expense), Net

The decrease in other income (expense), net for the three months ended June 30, 2022 compared to the same period in 2021 was not material.

The decrease in other income (expense), net for the six months ended June 30, 2022 compared to the same period in 2021 was primarily related to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Provision and Benefit from Income Taxes

The increase in benefit from income taxes for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to pre-tax book loss and decrease in estimated 2022 annual effective tax rate.

The increase in provision for income taxes for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to taxable income for 2022 attributable to significant collaboration revenue from the sale of sotrovimab and the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering; sales of our convertible preferred securities; and payments received under our grant and collaboration agreements. As of June 30, 2022, excluding restricted cash, we had $2.3 billion in cash, cash equivalents, and investments. As of June 30, 2022, we had retained earnings of $303.5 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, in 2020 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of June 30, 2022, no shares have been issued under the Sales Agreement.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2022 as noted above will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. For example, in March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. It is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

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

We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2022 and 2033. As of June 30, 2022, we expect to make total lease payments of $183.0 million through 2033.

To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see Note 4—Acquisitions and Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For information related to our future commitments under our facilities and manufacturing agreements, see Note 8—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,510,225	$50,529
Investing activities	(377,721)	162,909
Financing activities	30,765	91,032
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$1,163,269	$304,470

Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities was $1.5 billion. This consisted primarily of net income of $442.1 million, non-cash charges of $477.5 million, and an increase in our net operating assets of $590.5 million. The change in our net operating assets of $590.5 million was primarily due to a decrease in collaboration receivable by $433.7 million resulting from our profit-share from the sale of sotrovimab, an increase in accrued liabilities and other long-term liabilities by $145.4 million due to timing of payments and an increase in deferred revenue by $15.6 million primarily driven by the grants received from Bill & Melinda Gates Foundation. The non-cash charges of $477.5 million primarily consisted of $397.4 million for change in estimated constraint on profit-sharing amount, an unrealized loss of $106.4 million on our equity investment, $52.4 million for stock-based compensation expense, $5.6 million for revaluation of contingent consideration, $4.3 million for noncash lease expense and $2.9 million for depreciation and amortization expense, partially offset by $93.8 million for payment for contingent consideration in excess of acquisition date fair value.

During the six months ended June 30, 2021, net cash used in operating activities was $50.5 million. This consisted primarily of a net loss of $107.1 million, partially offset by a decrease in our net operating assets of $72.7 million and non-cash charges of $85.0 million. The change in our net operating assets of $72.7 million was primarily due to an increase in deferred revenue by $90.5 million driven by the upfront fee received under the 2021 GSK Agreement, and increase in accounts payable by $4.9 million, which was partially offset by decreases in accrued liabilities and other long-term liabilities by $22.3 million due to timing of payments. The non-cash charges of $85.0 million primarily consisted of $42.9 million for revaluation of contingent consideration, $36.5 million for stock-based compensation expense, and $2.5 million for depreciation and amortization.

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $377.7 million. This consisted primarily of purchases of investments of $341.3 million and property and equipment of $36.4 million.

During the six months ended June 30, 2021, net cash provided by investing activities was $162.9 million. This consisted primarily of $221.4 million in proceeds received from investments which matured during the period, partially offset by purchases of investments of $55.7 million and property and equipment of $2.7 million.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $30.8 million. This consisted primarily of proceeds from the issuance of our common stock to the Bill & Melinda Gates Foundation of $28.5 million under the stock purchase agreement, from issuance of common stock under our employee stock purchase plan of $2.1 million, and from exercises of stock options of $1.6 million, partially offset by $1.2 million for payment of contingent consideration.

During the three and six months ended June 30, 2021, net cash provided by financing activities was $91.0 million. This consisted primarily of proceeds received from the issuance of our common stock to Glaxo Group Limited of $85.2 million in March 2021 and from exercises of stock options of $5.9 million.

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

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2022, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $1.5 billion as of June 30, 2022, which primarily consisted of money market funds. We also had short-term and long-term investments of $751.7 million as of June 30, 2022. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2022.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and consequently the Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expenses), net on the unaudited condensed consolidated statements of operations and were not material for the six months ended June 30, 2022 and 2021.

Equity Investment Risk

We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $36.4 million as of June 30, 2022. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock prices of these equity securities would increase or decrease their fair value as of June 30, 2022 by approximately $3.6 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management identified a material weakness in our internal control over financial reporting, as described below.

Solely as a result of this material weakness, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This material weakness did not, however, result in a misstatement to the reported unaudited condensed consolidated financial statements, and, notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

With respect to the determination of the estimated profit-sharing amount to be constrained under the definitive collaboration agreement dated June 9, 2020, or the 2020 GSK Agreement, between the Company and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK), our management review control procedures are not designed in a manner that ensures relevant information and key judgments are obtained and analyzed at the appropriate level of precision, on a timely basis, between non-financial personnel and those responsible for financial reporting. Management has concluded that the control deficiency represents a material weakness.

Remediation Process

In order to address the material weakness described above, we are developing a plan of remediation related to our process for the determination of the estimated profit-sharing amount to be constrained under the 2020 GSK Agreement that will include the following actions:

•
Enhance communication procedures and the timeliness of those procedures between non-financial personnel and those responsible for financial reporting related to relevant business information.
•
Design specific procedures, at the appropriate level of precision, to review and ensure the completeness of the Company’s analysis, including the analysis of material assumptions, resulting in comprehensive documentation supporting management’s judgments and ensuring the completeness and the accuracy of the underlying information.

Management is committed to maintaining an effective internal control environment and remediating the identified material weakness in a timely manner, with appropriate oversight from our Audit Committee. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Management will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses and anticipate that we will continue to incur net losses in the foreseeable future.

Although we recorded net income for the year ended December 31, 2021 and the six months ended June 30, 2022, we recorded a net loss for the three months ended June 30, 2022, and have otherwise incurred net losses since inception in April 2016. We had net income of $442.1 million and net loss of $107.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had retained earnings of $303.5 million.

We expect to continue to incur significant expenses and will continue to incur net losses in the foreseeable future. Since inception, we have devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio.

We received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab (previously VIR-7831). In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK) do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time.

We have received a positive scientific opinion from the Committee for Human Medicinal Products, or CHMP, in the European Union, or EU, for sotrovimab and to date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. However, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. It is also possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

Furthermore, based on the current state of the COVID-19 pandemic, including the continued proportion of cases caused by certain Omicron subvariants, and the Company’s expectations for future sales in light of these factors, there are no assurances that we will secure supply commitments from governments. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.

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

We could be required to perform additional studies and trials on sotrovimab based on any additional feedback we may receive from the regulatory and health authorities. For example, we and GSK continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge, and plan to submit data in the second half of 2022, including safety at a higher dose and real-world evidence, to regulatory authorities.

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

We are a commercial-stage company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. Sotrovimab has received marketing authorization in the EU and has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. It is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. As an organization, we have not yet demonstrated an ability to successfully manufacture a BLA-approved, commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of June 30, 2022, excluding restricted cash, we had cash, cash equivalents and investments of $2.3 billion. Based upon our current operating plan, we believe that the $2.3 billion as of June 30, 2022 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for our product candidates for which we receive marketing approval;
•
the amount of revenue received from commercial sales of any product candidates for which we receive marketing approval;
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

The COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or commercialization efforts, which may adversely affect our business, financial condition, results of operations and prospects. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Although we have an EUA from the FDA for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, the FDA has excluded the use of sotrovimab in all U.S. regions, and sotrovimab has limitations on its use in some countries outside of the U.S. If the FDA does not reauthorize the use of sotrovimab in the U.S., the FDA revokes or terminates our EUA for sotrovimab, the federally-declared COVID-19 public health emergency ends, or countries outside of the U.S. continue to limit its use, we may be unable to sell sotrovimab in or outside of the U.S.

Sotrovimab received an EUA from the FDA on May 26, 2021 for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at risk for progression to severe COVID-19, including hospitalization or death. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future.

In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Any such revision or revocation of our EUA by the FDA could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. Furthermore, if we or our collaborators experience inventory revaluation adjustments, lower of cost or market inventory adjustments, and excess inventory, it may be necessary to write down or write-off inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during the second quarter of 2022, we recorded a non-cash charge for potential write-offs related to excess supply and unused binding manufacturing capacity of $397.4 million related to sotrovimab against uncertain future pandemic demand, which has not been reported by GSK as cost-sharing amounts.

In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Furthermore, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. It is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. If the FDA does not reauthorize the use of sotrovimab in the U.S., and/or countries outside of the U.S. continue to limit its use, we may be unable to sell sotrovimab in or outside of the U.S.

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

We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in connection with therapies for COVID-19. Market demand and utilization of any of our COVID-19 product candidates has been, and may continue to be, adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of vaccines and oral antivirals, the emergence of new variants or subvariants and the current challenges in the delivery and administration of mAbs to patients.

In response to the ongoing COVID-19 pandemic, we are pursuing various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as sotrovimab and VIR-7832. Sotrovimab has marketing authorization in the EU and has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. We have not received regulatory approval for any of our other product candidates.

We are committing substantial financial resources, both internally and externally, and personnel to the development of therapies for COVID-19, which may cause delays in or otherwise negatively impact our other development programs. There are no assurances that there will be sufficient market demand for our COVID-19 product candidates. If we were to file market authorization, it is also possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have significant limitations on its use. Market demand and utilization of any of our COVID-19 product candidates has been, and may continue to be, adversely impacted by factors such as the development of mAbs of other third parties, the rollout of vaccines and oral antivirals, the emergence of new variants and subvariants, such as certain Omicron subvariants, and the current challenges in the delivery and administration of mAbs to patients. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future. If sotrovimab is rendered inferior or obsolete in the future, our financial condition and business may be adversely affected.

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations, and which will require significant additional funding. Although our current estimated aggregate commitments to GSK under two separate master services agreements with Samsung Biologics Co., Ltd. and WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, for drug substance, drug product and raw material have been substantially recognized on our balance sheet as part of the profit-sharing amount constrained as of June 30, 2022, under the definitive collaboration agreement dated June 9, 2020, between the Company and GSK, or the 2020 GSK Agreement, any future commitments, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing agreements in the future in order to create an effective supply chain for our COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity, which could adversely affect our business, financial condition, results of operations and prospects. For example, during the second quarter of 2022, we recorded a non-cash charge for potential write-offs related to excess supply and unused binding manufacturing capacity of $397.4 million related to sotrovimab against uncertain future pandemic demand, which has not been reported by GSK as cost-sharing amounts.

We will need to raise substantial additional capital to fund the development of our product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all and our ability to obtain additional capital could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that we will secure additional supply commitments from governments, which may be material to the commercial success of our product candidates.

There are also efforts by other companies in developing prophylactic vaccines against COVID-19. For example, in August 2021 Pfizer Inc.’s, or Pfizer, COVID-19 vaccine, Comirnaty®, which has been proven to be 95% effective in clinical trials, was approved by the FDA for individuals 12 years of age or older and is also available under EUA for individuals 6 months through 12 years of age. In January 2022, Moderna, Inc.’s vaccine, Spikevax®, which has proven to be 94% effective in clinical trials, was approved by the FDA for individuals 18 years of age or older. In addition, in February 2021 Janssen Biotech, Inc. received EUA from the FDA for its COVID-19 vaccine, which has been proven to be 85% effective in clinical trials. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that there will be sufficient market demand for our COVID-19 therapies, that we will secure additional U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner and not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic, all of which may adversely impact our ability to commercialize a therapy for COVID-19. In addition, several organizations have already secured significant commitments from governments to purchase COVID-19 antibodies, oral antivirals, and vaccines. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our development and manufacturing efforts or to successfully commercialize a therapy for COVID-19. Additionally, the availability of superior or competitive therapies, or preventative measures such as vaccines or oral antivirals, coupled with the transient nature of pandemics, could negatively impact or eliminate demand for our COVID-19 therapies. For additional information regarding our competition see the section below titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

Our near-term revenue is dependent on the continued sales and commercialization of sotrovimab for the early treatment of COVID-19, including our ability to enter into procurement contracts with government entities. If we are unable to continue to sell and/or commercialize sotrovimab in or outside of the U.S., our business, financial condition, results of operations and prospects may be adversely affected. In addition, sotrovimab may be rendered inferior or obsolete due to rapid changes in epidemiology and the emergence of new variants or subvariants.

Our near-term revenue is dependent on the continued sales and commercialization of sotrovimab, which is our only currently available commercial product. Our ability to sell and commercialize sotrovimab will depend on a number of factors, some of which are outside of our control, including the following:

•
our ability to comply with all regulatory requirements applicable to sotrovimab;
•
the reauthorization of EUA in the U.S. and/or the receipt of additional marketing authorizations and approvals from the FDA and other similar regulatory authorities;
•
whether we are required by the FDA or other similar regulatory authorities to conduct additional clinical trials or required to modify the design of our current trials to support the approval of sotrovimab;
•
our expectations for future sales of sotrovimab in the U.S. and/or outside of the U.S., and our ability to secure supply commitments from governments;
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
•
the ability to enter into procurement contracts with government entities, and our ability to meet our obligations under such contracts;
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
•
limitation on use or warnings required by the FDA and other similar regulatory authorities;
•
our current and future arrangements with healthcare providers, physicians and third-party payors; and
•
availability of, or changes in, coverage or reimbursement rates for sotrovimab from government or other commercial or healthcare payors.

In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, thus, sotrovimab may be rendered inferior or obsolete. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. On April 5, 2022, the FDA’s exclusion was extended to all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Given the EUA revision by the FDA, it is possible that other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

If we are unable to sell or commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected.

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

We initiated clinical trials for multiple product candidates. Sotrovimab has received marketing authorization in the EU and has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. We have not obtained BLA approval in the U.S. for any product candidate to date. We operate in a highly regulated field, and it is possible that none of our product candidates will obtain regulatory approval.

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval for further development, manufacturing or commercialization of our product candidates by the FDA and other regulatory authorities. The FDA or other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program, requiring their alteration.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We do not know whether our planned clinical trials will begin or enroll on time, need to be redesigned or be completed on schedule, if at all. For example, the availability of superior or competitive therapies coupled with changing standards of care could limit our ability to perform placebo-controlled trials and/or require us to enroll a larger number of subjects to address competing treatments. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events prior to, during, or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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

As part of our T cell platform, our approach is to use human CMV, or HCMV, as a vaccine vector to potentially treat and prevent pathogens refractory to current vaccine technologies because HCMV may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. Safety and toxicity trials for this technology have so far only been conducted in animal species, in which HCMV has limited ability to replicate. If our first clinical trial for VIR-1111 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidates and any other potential products based on HCMV-vector technology may be significantly limited or become impossible. Also, because our HCMV-vector technology is novel, regulatory agencies may lack experience with product candidates such as VIR-1111, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. In addition, our HCMV-vector technology utilizes live-attenuated, genetically-modified organisms for which the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities and other public health authorities, such as the Centers for Disease Control and Prevention and hospitals involved in clinical trials, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing sotrovimab and VIR-7832 for the treatment of COVID-19, sotrovimab for the prevention of COVID-19, VIR-2218 and VIR-3434 for the treatment of HBV and HDV, VIR-2482 for the prevention of influenza A, and VIR-1111 for the prevention of human immunodeficiency virus, or HIV. In particular, clinical trials for prophylaxis are impacted by many factors including competing therapies that tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, changing standards of care, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. The enrollment and retention of patients in the clinical trials for sotrovimab and VIR-7832 for the treatment of COVID-19 may be disrupted or delayed as a result of regulatory feedback, clinicians’ and patients’ perceptions as to the potential advantages of sotrovimab and VIR-7832 in relation to other available therapies, including products that have been recently authorized under EUAs or approved and licensed through NDAs and BLAs to treat COVID-19 as well as any other new products that may be approved in the future for the treatment of COVID-19. If political or civil conditions require it, our active clinical trial sites in the Ukraine and nearby European countries may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

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

Our competitors may have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in acquiring third-party contract manufacturing capacity and raw materials, recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

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

The availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the unpredictable nature of pandemics and the prevalence of new variants or subvariants of COVID-19, such as certain Omicron subvariants, could negatively impact or eliminate demand for our COVID-19 therapies. For example, in March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older, Moderna, Inc.’s COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen Biotech, Inc. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck & Co., Inc., or Merck, for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. In February 2022, the FDA approved an EUA for Eli Lilly’s antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate. Merck, Pfizer and Eli Lilly have all been successful in securing government support and funding. AstraZeneca’s EVUSHELD™, a cocktail of two monoclonal antibodies, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials and currently has an EUA for use as pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Pfizer’s PAXLOVID™ and Adagio’s adintrevimab. Other companies like AstraZeneca have been successful in securing government support and funding, respectively, and are in the process of developing antibody therapies that, if successful, could be effective against known variants and be administered via intramuscular, or IM, injection.

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

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. It is possible that the FDA and certain other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

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

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval outside of the United States, which would limit our market opportunities.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside of the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for our product candidates in the EU from the European Commission following the opinion of the EMA if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Approval of certain product candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United States will be particularly important to the commercial success of such product candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

If we commercialize our product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

We intend to seek approval to market our product candidates outside of the United States, and may also do so for future product candidates. If we market approved products outside of the United States, we expect that we will be subject to additional risks in commercialization.

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

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development and approval stages. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Certain countries outside of the U.S., such as Canada, France and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. In addition, due to the evolving COVID-19 landscape and based on recent discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19, variants and subvariants of the disease, such as certain Omicron subvariants, and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates. For example, we and GSK continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge, and plan to submit data in the second half of 2022, including safety at a higher dose and real-world evidence, to regulatory authorities. We could be required to perform additional studies and trials on sotrovimab based on any additional feedback we may receive from the FDA.

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

In addition, we may also face competition from product candidates that receive EUA approval, which could negatively impact sales of our product candidates. For example, numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which have received full approval or EUAs from the FDA. For additional information regarding competition, see the section titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than us.”

Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, such as the U.S. federal Anti-Kickback Statute, federal civil and criminal false claims laws, the healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Physician Payments Sunshine Act.

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval” in our 2021 Form 10-K. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

If we obtain regulatory approval in the United States, coverage and adequate reimbursement may not be available for any product candidates that we commercialize, which could make it difficult for us to sell profitably.

Even if we obtain BLA approval in the United States, market acceptance and sales of any product candidates that we commercialize may depend in part on the extent to which reimbursement for these product and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because certain of our product candidates are physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Additionally, in August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the Bipartisan Budget Act of 2018, will continue through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through June 2022 but the full 2% resumed as of July 1, 2022. Further, in February 2021 the FDA issued guidance strongly recommending that individual monoclonal antibody products be developed with the expectation that they will be combined with one or more monoclonal antibody products that bind to different epitopes to minimize the risk of losing activity against emergent variants. This type of government action could have a negative impact on our business, financial condition, results of operations and prospects.

Additionally, as a result of litigation challenging the interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, on December 27, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that rescinds the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval or marketing authorizations that may have been obtained and we may not achieve or sustain profitability. For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform” in our 2021 Form 10-K.

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

We are currently conducting process development and manufacturing material for product candidates of three different modalities: mAbs, HCMV-based vaccines and siRNAs. Except for limited process development and quality control testing capabilities in certain of our facilities, we do not own or operate facilities for full process development or product manufacturing, storage and distribution, or testing. We are dependent on third parties to develop the manufacturing process and manufacture the clinical supplies of our current and any future product candidates. We have established relationships with multiple contract development and manufacturing organizations, or CDMOs, that have produced material to support our preclinical, Phase 1, 2, and 3 clinical trials. We have limited experience manufacturing our product candidates on a commercial scale, and we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our future product candidates. Certain of our product candidates may have to compete with existing and future products, such as the annual flu vaccine or any current or future COVID-19 vaccine, that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.

The facilities used by third parties to develop and manufacture our product candidates must be approved by the FDA or other regulatory authorities pursuant to inspections that will be conducted after we submit our NDA or BLA to the FDA or foreign marketing application to the appropriate regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with the cGMP requirements. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

We also intend to rely on third-party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization. There is, however, no assurance that our third-party manufacturers will meet our working assumptions of manufacturing titer and yield per batch of our product candidates or consistently manufacture product meeting our quality requirements. Any reduction in anticipated manufacturing titer, yield per batch or batch success rates may adversely impact our ability to meet market demand for any approved product. Furthermore, if we are not able to produce supply at low enough costs, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Further, our reliance on third-party suppliers and manufacturers entails risks to which we would not be exposed to or that may be reduced if we conducted process development or manufactured product candidates ourselves, including:

•
delay or inability to procure or expand sufficient manufacturing capacity;
•
delays in process development;
•
issues related to scale-up of manufacturing;
•
excess manufacturing capacity due to insufficient market demand for our product candidates and responsibility for the associated costs;
•
costs and validation of new equipment and facilities required for scale-up;
•
inability of our third-party manufacturers to execute process development, manufacturing, technology transfers, manufacturing procedures and other logistical support requirements appropriately or on a timely basis;
•
inability to negotiate development and manufacturing agreements with third parties under commercially reasonable terms, if at all;
•
breach, termination or nonrenewal of development and manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•
reliance on single sources for product raw materials or components;
•
lack of qualified backup suppliers for those raw materials or components that are currently purchased from a sole or single-source supplier;
•
lack of ownership to the intellectual property rights to any improvements made by our third parties in the manufacturing process for our product candidates;
•
disruptions to operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer;
•
disruptions caused by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters or public health pandemics or epidemics, including, for example, the ongoing COVID-19 pandemic; and
•
carrier disruptions or increased costs that are beyond our control.

We cannot be sure that single source suppliers for our product raw materials or components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these raw materials or components for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results.

Furthermore, there are a limited number of suppliers and manufacturers that supply synthetic siRNAs. We currently rely on a limited number of suppliers and CDMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CDMOs to meet our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs. Included in these risks are potential delays or raw materials and component shortages including as a result of the ongoing COVID-19 pandemic, synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CDMO’s facility and ability to comply with the applicable manufacturing requirements, including use of the proper raw materials and components, which could result in unusable product. This would cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we may need to secure alternative suppliers of synthetic siRNAs and/or key raw materials and components, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize our current or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure or total or partial suspension of production. Any such recall, seizure or suspension could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. For example, during the second quarter of 2022, we recorded a non-cash charge for potential write-offs related to excess supply and unused binding manufacturing capacity of $397.4 million related to sotrovimab against uncertain future pandemic demand, which has not been reported by GSK as cost-sharing amounts.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has made statements and taken actions in recent years that have led to certain changes and may lead to additional changes to U.S. and international trade policies, including imposing several rounds of tariffs affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018 announced further tariffs targeting goods imported from China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development activities and commercial manufacturing, particularly with respect to raw materials and product that we import from China, including pursuant to our manufacturing arrangements with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt our, business.

Our research and development activities and the activities of our third-party manufacturers and suppliers involve the generation, storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds and wastes. We and our manufacturers and suppliers are subject to environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, generation, storage, handling, transportation, discharge and disposal of these hazardous materials and wastes and worker health and safety. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination or injury, which could result in an interruption of our commercialization efforts, research and development efforts and business operations, damages and significant cleanup costs and liabilities under applicable environmental, health and safety laws and regulations. We also cannot guarantee that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials and wastes generally comply with the standards prescribed by these laws and regulations. We may be held liable for any resulting damages costs or liabilities, which could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Failure to comply with these environmental, health and safety laws and regulations may result in substantial fines, penalties or other sanctions. We do not currently carry hazardous waste insurance coverage.

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

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products, if approved. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from infringing our patents in all countries outside of the United States, or from selling or importing products that infringe our patents in and into the United States or other jurisdictions.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our service providers or our licensors to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or technologies, including as a result of geopolitical events such as civil or political unrest (including the ongoing war between Ukraine and Russia), we may not be able to use such patents and patent applications or stop a competitor from marketing products that are the same as or similar to our product candidates, which would have an adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counterclaims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter-partes review, post-grant review, or oppositions or similar proceedings outside of the United States, in parallel with litigation or even outside the context of litigation. Third parties may also challenge inventorship through a derivation proceeding or other litigation proceeding challenging inventorship, which can include claims of misappropriation of intellectual property, filing a patent application without authorization of the true inventor, not listing inventors, or listing non-inventors as inventors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

The intellectual property systems in other countries can be destabilized or unpredictable as a result of geopolitical events such as civil or political unrest (including the ongoing war between Ukraine and Russia). Therefore, during such geopolitical events, the ability to obtain, retain and enforce intellectual property protection in the affected countries may be uncertain and evolve during the course of such geopolitical event. For example, as a result of the ongoing war between Ukraine and Russia, Russian officials have suggested that they may treat patents or patent applications owned by parties from certain countries, including the United States, as unenforceable and/or provide for zero compensation compulsory licenses to such patents or patent applications. Recent court decisions in Russia have raised questions about the strength of trademark protections in Russia. The U.S. government’s response to geopolitical events may also negatively affect our ability to obtain, retain and enforce intellectual property protection in the affected countries. For example, the U.S. government has issued sanctions against Russia related to the ongoing war in Ukraine, and as a result of these sanctions, it may not be possible to pay fees necessary for prosecution and maintenance of Russian patent applications and patents, including Russian patent rights based on Eurasian patents, in the absence of licenses or exclusions set forth by the U.S. government authorizing transactions in connection with intellectual property. Payments for trademark protection may be similarly restricted. Failure to make such payments can result in the loss of intellectual property protection in Russia. The U.S. Department of the Treasury has issued General License No. 31, authorizing such transactions to allow filing, prosecution and maintenance of Russian patents and trademarks. Uncertainties regarding geopolitical events, including the ongoing war between Ukraine and Russia, as well as any resulting losses of intellectual property protection, could harm our business.

If the U.S. government, the World Trade Organization, or WTO, or other governmental body imposes an intellectual property rights waiver, our ability to successfully commercialize our COVID-19 product candidates and protect our related technology could be adversely affected.

On June 17, 2022, the WTO adopted a Ministerial Decision to waive certain intellectual property rights for COVID-19 vaccines. The waiver allows certain developing countries to permit the manufacture and use of COVID-19 vaccines without the consent of the patent holder(s) to the extent necessary to address the COVID-19 pandemic. The waiver is also expected to allow certain developing countries to permit compulsory licensing for the export of COVID-19 vaccines to certain other developing countries. The waiver is in effect initially for five years from the date of the Ministerial Decision and will be reviewed annually. The WTO will decide whether to extend the waiver to diagnostics and therapeutics within six months of the Ministerial Decision. The WTO may consider additional waivers, the ultimate timing and scope of which, if approved, are unknown. The scope and timing of such extensions and/or additional waivers will likely be subject to extensive negotiations given the complexity of the matter, which may result in prolonged uncertainty, which could adversely affect our business. If a waiver covering COVID-19 treatments or prophylactics, such as sotrovimab and VIR-7832, is approved, our ability to successfully commercialize our COVID-19 product candidates and protect our related technology could be adversely affected.

The current waiver is the result of public health concerns from the COVID-19 pandemic and an effort to make vaccines more widely available worldwide. This waiver may also lead to similar waivers of intellectual property rights in the future in connection with other public health pandemics or epidemics or other situations of public health concern, or to waivers for treatments or prophylactics in addition to vaccines. Given that our business is focused on treating and preventing infectious diseases, there is a risk that our business and our ability to protect our technology could be adversely affected in situations beyond COVID-19.

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

We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of these parties to use or disclose our confidential information, including our trade secrets. We also enter into invention or patent assignment agreements with our employees, advisors and consultants. Despite our efforts to protect our trade secrets, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third-party illegally or unlawfully obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside of the United States are sometimes less willing to protect trade secrets.

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

We entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in January 2022, which amends and restates the letter agreement with the Bill & Melinda Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Bill & Melinda Gates Foundation purchased $20.0 million of shares of our convertible preferred stock which converted to shares of our common stock after our IPO and purchased $40.0 million of shares of our common stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation” in our 2021 Form 10-K.

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

The effects of the restrictions related to the COVID-19 pandemic and our work-from-home policies, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, due to the COVID-19 pandemic and our remote workforce, we have experienced an increased risk to our information technology assets and data. We have implemented plans to reopen our offices when appropriate. We may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition and impacts related to the developments of the ongoing COVID19 pandemic. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We receive, process, store and use personal information and other data about our clinical trial participants, employees, collaborators and others. We are, or may become, subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, industry standards, and policies, contracts and other obligations that apply to the processing of personal information by us and on our behalf, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We strive to comply with all applicable data protection requirements and obligations; however, applicable laws, policies, codes of conduct and legal obligations continue to evolve, be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and conflict with one another and/or conflict with newly enacted laws. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable data protection requirements may result in governmental enforcement actions (including fines, penalties, judgments, settlements, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information, orders to destroy or not use personal information, imprisonment of company officials and public censure), civil claims, litigation, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, operations and financial performance, interrupt or stop clinical trials, limit our ability to develop or commercialize our products, or require us to revise or restructure our operations. With substantial uncertainty over the interpretation and application of these laws, regulations and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our efforts to do so. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval—Privacy Laws” in our 2021 Form 10-K.

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

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through August 1, 2022, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The ongoing COVID-19 pandemic, for example, has negatively affected some sectors of the stock market and investor sentiment and has resulted in significant volatility. In addition, economic trends and other external factors including, but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters, may impact the market price of our common stock and result in volatility. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

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

As a public company, we may also be subject to more stringent state law requirements, such as California Senate Bill 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors, and California Assembly Bill 979, which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” We are currently compliant with the requirements, but there are no assurances that we will be compliant in the future. Both Senate Bill 826 and Assembly Bill 979 have been challenged in legal proceedings and there is uncertainty whether the courts will uphold Senate Bill 826 or Assembly Bill 979. If we fail to comply with either Senate Bill 826 or Assembly Bill 979, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 for each subsequent violation, and our reputation may be adversely affected.

We have identified a material weakness in our internal control over financial reporting. This material weakness could adversely affect our ability to produce accurate and timely financial statements, which may adversely affect investor confidence in us and our financial reporting, materially and adversely affect our business and operating results and may negatively impact the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the

Exchange Act, and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants.

Our management is required, on a quarterly basis, to evaluate the effectiveness of our internal control over financial reporting and to disclose any changes and material weaknesses identified through such evaluation. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in our management review control procedures related to the determination of the estimated profit-sharing amount to be constrained under the 2020 GSK Agreement. These management review control procedures are not designed in a manner that ensures relevant information and key judgments are obtained and analyzed at the appropriate level of precision, on a timely basis, between non-financial personnel and those responsible for financial reporting.

In light of the identified material weakness, we are developing a plan of remediation related to our process for the determination of the estimated profit-sharing amount to be constrained under the 2020 GSK Agreement. The remediation plan includes enhancing communication procedures and the timeliness of those procedures between non-financial personnel and those responsible for financial reporting related to relevant business information and designing specific procedures, at the appropriate level of precision, to review and ensure the completeness of our analysis, including the analysis of material assumptions, resulting in comprehensive documentation supporting management’s judgments and ensuring the completeness and the accuracy of the underlying information. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting could also restrict our future access to the capital markets.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on October 16, 2019).

10.1	Termination Agreement between the Company and WuXi Biologics (Hong Kong) Limited dated May 16, 2022.

10.2	Amendment No. 1 to the Definitive Collaboration Agreement between the Company and Glaxo Wellcome UK Limited dated May 27, 2022.

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

VIR BIOTECHNOLOGY, INC.

Date: August 9, 2022	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)