Form 10-Q
period 2022-09-30
Vir Biotechnology, Inc.
filed 2022-11-03
CIK 1706431

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 133,115,621 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in connection with therapies for COVID-19. Market demand and utilization of any of our COVID-19 product candidates has been, and may continue to be, adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of oral antivirals and vaccines, the emergence of new variants or subvariants and the current challenges in the delivery and administration of mAbs to patients.
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
•
Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic and future pandemics.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$963,735	$347,815
Short-term investments	1,359,945	217,182
Restricted cash and cash equivalents, current	12,955	8,594
Receivable from collaboration	—	773,079
Equity investments	22,801	143,148
Prepaid expenses and other current assets	54,180	73,003
Total current assets	2,413,616	1,562,821
Intangible assets, net	32,888	33,287
Goodwill	16,937	16,937
Property and equipment, net	100,226	42,834
Operating right-of-use assets	84,716	87,220
Restricted cash and cash equivalents, noncurrent	7,276	7,006
Long-term investments	34,102	201,388
Other assets	6,209	2,775
TOTAL ASSETS	$2,695,970	$1,954,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,722	$6,521
Accrued and other liabilities	282,616	236,512
Deferred revenue, current portion	22,865	98,209
Total current liabilities	308,203	341,242
Deferred revenue, noncurrent	54,653	3,815
Operating lease liabilities, noncurrent	126,942	133,561
Contingent consideration, noncurrent	30,712	22,822
Deferred tax liability	18,439	18,439
Other long-term liabilities	7,166	2,540
TOTAL LIABILITIES	546,115	522,419
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 133,027,358 and 131,161,404 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	1,682,882	1,571,535
Accumulated other comprehensive loss	(11,880)	(1,099)
Retained earnings (accumulated deficit)	478,840	(138,600)
TOTAL STOCKHOLDERS’ EQUITY	2,149,855	1,431,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,695,970	$1,954,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$309,145	$102,398	$1,483,860	$107,731
Contract revenue	39,998	315	52,534	169,581
License revenue from a related party	22,289	—	22,289	—
Grant revenue	3,125	903	7,704	5,356
Total revenue	374,557	103,616	1,566,387	282,668
Operating expenses:
Cost of revenue	22,253	7,836	140,323	8,988
Research and development	114,166	98,669	319,475	319,665
Selling, general and administrative	43,174	50,496	123,019	105,016
Total operating expenses	179,593	157,001	582,817	433,669
Income (loss) from operations	194,964	(53,385)	983,570	(151,001)
Other income (expense):
Change in fair value of equity investments	(13,590)	164,072	(120,019)	164,072
Interest income	9,332	11	11,920	272
Other income (expense), net	27,026	64	30,447	(9,430)
Total other income (expense)	22,768	164,147	(77,652)	154,914
Income before provision for income taxes	217,732	110,762	905,918	3,913
Provision for income taxes	(42,420)	(334)	(288,478)	(583)
Net income	$175,312	$110,428	$617,440	$3,330
Net income per share, basic	$1.32	$0.85	$4.66	$0.03
Net income per share, diluted	$1.30	$0.82	$4.58	$0.02
Weighted-average shares outstanding, basic	132,729,530	130,665,831	132,422,028	129,520,837
Weighted-average shares outstanding, diluted	134,963,317	133,854,419	134,711,777	133,318,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$175,312	$110,428	$617,440	$3,330
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(4,318)	13	(10,754)	(71)
Amortization of actuarial (loss) gain	(9)	14	(27)	42
Other comprehensive (loss) income	(4,327)	27	(10,781)	(29)
Comprehensive income	$170,985	$110,455	$606,659	$3,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except shares amounts)

(unaudited)

				Accumulated
			Additional	Other	Retained Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Share	Amount	Capital	Loss	Deficit)	Equity
Balance at June 30, 2022	132,597,812	$13	$1,656,024	$(7,553)	$303,528	$1,952,012
Vesting of restricted common stock	53,102	—	—	—	—	—
Exercise of stock options	376,444	—	2,044	—	—	2,044
Stock-based compensation	—	—	24,814	—	—	24,814
Other comprehensive loss	—	—	—	(4,327)	—	(4,327)
Net loss	—	—	—	—	175,312	175,312
Balance at September 30, 2022	133,027,358	$13	$1,682,882	$(11,880)	$478,840	$2,149,855

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2021	130,479,975	$13	$1,512,928	$(1,334)	$(774,282)	$737,325
Issuance of common stock to settle a contingent consideration	42,737	—	1,860	—	$—	1,860
Vesting of restricted common stock	1,852	—	—	—	—	—
Exercise of stock options	301,558	—	3,690	—	—	3,690
Stock-based compensation	—	—	22,944	—	—	22,944
Other comprehensive loss	—	—	—	27	—	27
Net income	—	—	—	—	110,428	110,428
Balance at September 30, 2021	130,826,122	$13	$1,541,422	$(1,307)	$(663,854)	$876,274

				Accumulated
			Additional	Other	(Accumulated	Total
	Common Stock		Paid-in	Comprehensive	Deficit)	Stockholders'
	Share	Amount	Capital	Income (Loss)	Retained Earnings	Equity
Balance at December 31, 2021	131,161,404	$13	$1,571,535	$(1,099)	$(138,600)	$1,431,849
Issuance of common stock in connection with a grant agreement	881,365	—	28,462	—	—	28,462
Vesting of restricted common stock	323,700	—	—	—	—	—
Exercise of stock options	566,714	—	3,602	—	—	3,602
Issuance of common stock under employee stock purchase plan	94,175	—	2,066	—	—	2,066
Stock-based compensation	—	—	77,217	—	—	77,217
Other comprehensive loss	—	—	—	(10,781)	—	(10,781)
Net income	—	—	—	—	617,440	617,440
Balance at September 30, 2022	133,027,358	$13	$1,682,882	$(11,880)	$478,840	$2,149,855

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Share	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	127,416,740	$13	$1,385,301	$(1,278)	$(667,184)	$716,852
Issuance of common stock in connection with a collaboration agreement	1,924,927	—	85,213	—	—	85,213
Issuance of common stock to settle a contingent consideration	42,737	—	1,860	—	—	1,860
Vesting of restricted common stock	89,261	—	—	—	—	—
Exercise of stock options	1,352,457	—	9,635	—	—	9,635
Stock-based compensation	—	—	59,413	—	—	59,413
Other comprehensive income	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	3,330	3,330
Balance at September 30, 2021	130,826,122	$13	$1,541,422	$(1,307)	$(663,854)	$876,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$617,440	$3,330
Adjustments to reconcile net income to net cash used in operating activities:
Change in estimated constraint on profit-sharing amount	353,526	—
Depreciation and amortization	4,431	3,891
Amortization of intangible assets	399	399
Accretion of discounts on investments, net	(1,315)	(859)
Noncash lease expense	6,473	4,471
Change in fair value of equity investments	120,019	(164,072)
Change in estimated fair value of contingent consideration	7,890	63,246
Payment of contingent consideration in excess of acquisition date fair value	(93,803)	(8,140)
Stock-based compensation	77,217	59,413
Other	301	486
Changes in operating assets and liabilities:
Receivable from collaboration	491,872	(93,003)
Prepaid expenses and other current assets	11,023	1,878
Other assets	(3,434)	(1,051)
Accounts payable	(2,003)	(959)
Accrued liabilities and other long-term liabilities	65,144	(13,490)
Operating lease liabilities	(2,547)	(383)
Deferred revenue	(24,506)	89,559
Net cash provided by (used in) operating activities	1,628,127	(55,284)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of an equipment	22	—
Purchases of property and equipment	(55,432)	(8,750)
Purchases of investments	(1,069,752)	(55,729)
Maturities of investments	84,836	301,243
Proceeds from disposal of an equipment	—	4
Net cash (used in) provided by investing activities	(1,040,326)	236,768
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a grant agreement	28,462	—
Proceeds from issuance of common stock in connection with a collaboration agreement	—	85,213
Payment of principal on financing lease obligation	(183)	(187)
Proceeds from exercise of stock options	3,602	9,635
Issuance of common stock under ESPP	2,066	—
Payment of contingent consideration	(1,197)	—
Net cash provided by financing activities	32,750	94,661
Net increase in cash, cash equivalents and restricted cash and cash equivalents	620,551	276,145
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	363,415	451,487
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$983,966	$727,632
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for payment of contingent consideration	$—	$1,860
Property and equipment purchases included in accounts payable and accrued liabilities	$6,413	$4,191
Operating lease liabilities obtained in exchange of right-of-use asset	$3,969	$90
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid during the period for income tax	$191,653	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$963,735	$714,521
Restricted cash and cash equivalents, current	12,955	6,112
Restricted cash and cash equivalents, noncurrent	7,276	6,999
Total cash, cash equivalents and restricted cash	$983,966	$727,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Its current pipeline consists of sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting coronavirus disease 2019 (“COVID-19”), hepatitis B virus (“HBV”), hepatitis D virus (“HDV”), influenza A virus, and human immunodeficiency virus (“HIV”). Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes.

In September 2022, the Company formed a new wholly-owned subsidiary in Switzerland, Vir Biotechnology International GmbH (“VBI”), a Swiss limited liability company. The primary purpose of VBI is to support Vir's research and development and international commercial activities outside of the United States.

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of September 30, 2022, no shares have been issued under the Sales Agreement.

Need for Additional Capital

Although the Company recorded net income for the year ended December 31, 2021 and the three and nine months ended September 30, 2022, it has otherwise incurred net losses since inception. The Company expects its earnings to be volatile and may continue to incur net losses over the next several years and may need to raise additional capital to fully implement its business plan. As of September 30, 2022, the Company had retained earnings of $478.8 million. The Company had $2.4 billion of cash, cash equivalents, and investments as of September 30, 2022. Based on the Company’s current operating plan, management believes that the $2.4 billion as of September 30, 2022 will be sufficient to fund its operations through at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties

Although the Company received Emergency Use Authorization (“EUA”), temporary authorization or marketing approval for sotrovimab (under the brand name Xevudy®), sotrovimab is currently de-authorized in the U.S. and has limitations in use outside of the U.S. In addition, the Company is still subject to a number of other challenges and risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its other product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of sotrovimab and other product candidates and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or maintain profitability. In addition, to the extent the COVID-19 pandemic, including the emergence of new variants or subvariants, adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of September 30, 2022, the Company has no off-balance sheet concentrations of credit risk.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and interest rate policies and determined that the estimate of credit losses was not significantly impacted. During the nine months ended September 30, 2022 and 2021, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

Investments

Investments include available-for-sale debt securities and equity investments, which are carried at estimated fair value.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606, including the royalty exception guidance and/or variable consideration guidance under ASC 606 as described below, or other guidance, as deemed appropriate. When the Company is considered an agent in elements of collaboration arrangements within the scope of ASC 808, it records its share of collaboration revenue in the period in which such sales occur. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the net sales reported by the Company's collaboration partners, net of cost of goods sold and allowable expenses (e.g., manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period. In order to record collaboration revenue, the Company utilizes certain information from its collaboration partner, including actual net product sales and costs incurred for sales activities, and makes key judgments based on business updates related to commercial and clinical activities such as expected commercial demand, commercial supply plan, manufacturing commitments, risks related to expired or obsolete inventories, and risks related to potential product returns or contract terminations. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses, except the profit-share amount previously constrained which was partially released in the three months ended September 30, 2022, as discussed in Note 6—Collaboration and License Agreement.

The Company has entered into a number of license and collaboration agreements that fall within the scope of ASC 606. The Company evaluates the promised goods or services in these agreements to determine which ones represent distinct performance obligations.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash Equivalents and Available-for-Sale Debt Securities

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

		September 30, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$978,367	$—	$—	$978,367
U.S. government treasuries	Level 2	1,385,672	—	(11,626)	1,374,046
Total financial assets		$2,364,039	$—	$(11,626)	$2,352,413

(1) Includes $21.7 million of restricted cash equivalents.

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

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets, and other assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $2.8 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively. The Company did not write off any accrued interest receivable during the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. Total net unrealized losses of $11.6 million were recorded in accumulated other comprehensive income (loss) as of September 30, 2022. As of September 30, 2022, no securities had contractual maturities of longer than two years.

Equity Investments

As of September 30, 2022, the Company's equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The Company acquired the securities as partial consideration for entering into the collaboration, option and license agreement (the “Brii Agreement”) with Brii Bio Parent and Brii Biosciences Offshore Limited (“Brii Bio”) in May 2018. The Company concluded it does not have a controlling interest or significant influence over Brii Bio based on its ownership percentage and other factors. See further discussion in Note 6—Collaboration and License Agreements. In July 2021, Brii Bio Parent completed its initial public offering (“Brii Bio Parent IPO”) on the Stock Exchange of Hong Kong Limited. Upon the completion of the Brii Bio Parent IPO, the securities were considered to be marketable equity securities and subsequently remeasured at fair value at each reporting date. As of September 30, 2022, the Company remeasured the equity investment at a fair value of $22.8 million. For the three and nine months ended September 30, 2022, the Company recognized an unrealized loss of $13.6 million and $120.0 million, respectively, as other income (expenses) in the unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, the unrealized loss related to foreign currency translation for the respective periods was immaterial. As of September 30, 2022, the Company classifies its equity investment in Brii Bio Parent as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of September 30, 2022 and December 31, 2021.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of September 30, 2022, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to VIR-3434 using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	8.1% - 9.2% (8.7%)
Probability of achievement	22.1% - 60% (42.1%)

(1)
Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of September 30, 2022, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to VIR-3434:

Unobservable input	Value
Volatility	90.0%
Discount rate	12.0%
Probability of achievement	26.0%

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of September 30, 2022 and December 31, 2021, the estimated fair value of the contingent consideration related to the Humabs acquisition was $29.6 million and $17.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations based on the nature of the relevant underlying activities.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per-share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. As of September 30, 2022, the fair value of the remaining contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Value
Volatility	90.0%
Risk-free rate	4.1%

As of September 30, 2022 and December 31, 2021, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $1.1 million and $5.7 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the unaudited condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration (in thousands):

Contingent Consideration
Balance at December 31, 2021	$22,822
Changes in fair value	7,890
Balance at September 30, 2022	$30,712

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company determined that the future milestone payments contain net settlement provisions and, therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of September 30, 2022, the estimated fair value of the embedded derivative was $1.1 million and was included in the contingent consideration liability on the unaudited condensed consolidated balance sheet.

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

During the year ended December 31, 2021, the Company achieved the specified regulatory milestone of $35.0 million and sales milestones totaling $60.0 million related to sotrovimab, which were paid in January and February 2022, respectively. The estimated fair value of the remaining contingent consideration was $29.6 million as of September 30, 2022.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

determined that the premium paid by the Bill & Melinda Gates Foundation should be included in the deferred revenue from the vaccinal antibody grant.

Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $2.8 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $7.4 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had deferred revenue of $24.3 million and $6.9 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had zero and $1.8 million, respectively, within accrued and other liabilities, which may need to be refunded to the Bill & Melinda Gates Foundation.

Biomedical Advanced Research and Development Authority

In September 2022, the Company entered into an other transaction for advanced research agreement (the “BARDA Agreement”) with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services’ Administration for Strategic Preparedness and Response. Under the BARDA Agreement, the Company may receive up to an estimated $1.0 billion to advance the development of a full portfolio of innovative solutions to address influenza and potentially other infectious disease threats. The Base Period (as defined below) for the BARDA Agreement includes government funding of approximately $55.0 million to reimburse expenses incurred by the Company to support the development of VIR-2482, an investigational prophylactic monoclonal antibody designed with the aim to protect against seasonal and pandemic influenza, including expenses related to the Phase 2 pre-exposure prophylaxis trial of VIR-2482. The BARDA Agreement also provides for additional BARDA funding upon the exercise by BARDA of up to twelve options to further support the development of pre-exposure prophylactic antibodies including and beyond VIR-2482 for the prevention of influenza illness or possibly supporting medical countermeasures for other pathogens of pandemic potential. The BARDA Agreement has an initial term that commenced on September 30, 2022 and extends through January 2026 (“Base Period”), which may be extended by mutual written agreement of the Company and BARDA if certain conditions are met or if BARDA exercises any of its options, as described above, and is terminable by the Company and BARDA at any time under specified circumstances, including for convenience.

The Company did not recognize any grant revenue from the BARDA Agreement for the three months ended September 30, 2022.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In May 2021, the U.S. Food and Drug Administration (“FDA”) granted an EUA in the United States for sotrovimab, the first collaboration product under the Antibody Program. In April 2022, the FDA excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. As the lead party for all manufacturing and commercialization activities, GSK incurs all of the manufacturing, sales and marketing expenses and is the principal on sales transactions with third parties. As described in Note 2—Summary of Significant Accounting Policies, the Company’s accounting policy related to the profit-share is to consider the agreed-upon share of the profit-sharing amounts each quarter and evaluate whether those amounts are subject to potential future adjustments based on the latest available facts and circumstances, subject to the terms of the 2020 GSK Agreement. As the Company is the agent, the Company recognizes its contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs. Manufacturing costs include inventory revaluation adjustments, lower of cost or market inventory adjustments, inventory write-downs and write-offs, and binding purchase commitments with a third-party manufacturer among other manufacturing costs. The Company’s contractual share of the profit-sharing amounts is subject to potential future adjustments to allowable expenses, which represents a form of variable consideration. At each reporting period, the Company evaluates the latest available facts and circumstances to determine whether any portion of profit-sharing amounts should be constrained.

As of September 30, 2022, GSK held certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been reported to us as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. We expect GSK to adjust allowable manufacturing expenses for our share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluated the latest available facts and circumstances to update our evaluation of whether any portion of profit-sharing amounts should be constrained. In doing so, as of September 30, 2022, based on the current state of the COVID-19 pandemic, including the continued proportion of cases caused by certain Omicron subvariants, discussions with the FDA and other regulatory authorities, and the Company’s expectations for future sales in light of these factors, the Company revised its estimate and determined that $379.5 million should be constrained from profit-sharing revenues earned during the nine months ended September 30, 2022 in relation to the Company’s anticipated contractual share of potential future adjustments to manufacturing expenses and selling expenses and recorded such amount as adjustments to profit-sharing amounts. This net profit-sharing amount constrained also includes a reversal of $20.4 million from the amount previously constrained as of June 30, 2022, as a result of the agreement reached by the Company and GSK related to the cost-sharing percentage for the sotrovimab manufacturing commitment made by GSK with a third party. The Company will re-assess these estimates each reporting period. Actual results could materially differ from this estimate.

During the three and nine months ended September 30, 2022, the Company recorded profit-sharing amounts and profit-sharing amounts constrained as components of collaboration revenue in the unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Collaboration revenue, net
Profit-sharing amount	$291,226	$102,398	$1,863,374	$107,731
Profit-sharing amount constrained	(2,431)	—	(399,864)	—
Profit-sharing amount previously constrained, released	20,350	—	20,350	—
Total collaboration revenue, net	$309,145	$102,398	$1,483,860	$107,731

Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

expenses of $10.4 million and $12.0 million for the three months ended September 30, 2022 and 2021, respectively, and $24.0 million and $49.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Amendment No. 1 to the 2020 GSK Agreement

On May 27, 2022, the Company and GSK entered into Amendment No. 1 to the 2020 GSK Agreement (“Amendment No. 1”). Pursuant to Amendment No. 1, the parties acknowledged that the antibody products that had been licensed to WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) in mainland China, Hong Kong, Macau and Taiwan and had reverted to the Company pursuant to the Termination Agreement (described below) are now included in and governed by the 2020 GSK Agreement, subject to certain amendments relating to sotrovimab.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

GSK made an upfront payment to the Company of $225.0 million. If GSK exercises the VIR-2482 Option, GSK will pay the Company an option exercise fee of $300.0 million unless certain agreed product criteria for VIR-2482 are not met, in which case the parties will negotiate an alternative option exercise fee. Upon achievement of a pre-defined regulatory milestone for the first product in the Influenza Program, which may be (i) VIR-2482 (if GSK exercised the VIR-2482 Option), (ii) a next-generation mAb, or (iii) any other influenza mAb approved by the JSC to be included in the collaboration, arising from the Influenza Program, GSK will make a milestone payment to the Company of up to $200.0 million.

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

The Company concluded that the 2021 GSK Agreement contained the following units of account: (i) the VIR-2482 Option; (ii) three distinct rights granted to GSK related to the Selected Pathogens (each, a “Selected Pathogen Right”); (iii) the license and know-how to the next-generation mAbs under the Influenza Program (the “Next Gen License”); (iv) the research and development activities for next-generation mAbs under the Influenza Program; and (v) the research and development activities, including license rights and know-how, under the Expanded Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2021 GSK Agreement are performance obligations with a customer. The Company determined that the distinct performance obligations under ASC 606 consisted of (i) the Next Gen License and (ii) the three Selected Pathogen Rights, each representing a material right. All other elements of the 2021 GSK Agreement including the VIR-2482 Option, research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer. As of September 30, 2022, GSK had not exercised the VIR-2482 Option or the remaining two Selected Pathogen Rights (see below for GSK's selection of first pathogen).

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

The respective estimated SSP for each of the performance obligations was determined to allocate the transaction price. The estimated SSP of each performance obligation was determined using methods that considered relevant market conditions, entity-specific factors and information about GSK, while maximizing the use of available observable inputs and using certain management assumptions (e.g., treatable patient population, expected market share, probability of success and product profitability, discount rate based on weighted-average cost of capital). For the Next Gen License, the Company determined that GSK can benefit from the license at the

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

time the license is granted and, therefore, the related performance obligation is satisfied at a point in time. If any of the Selected Pathogen Rights are exercised, the Company will evaluate the related promises to identify the performance obligations to be transferred and the timing of revenue recognition. If any of the Selected Pathogen Rights expire prior to being exercised, the Company will recognize any deferred revenue allocated to that right as revenue at the time of expiration.

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

Upon execution of the 2021 GSK Agreement, the Company granted the Next Gen License to GSK and therefore, recognized $168.3 million as contract revenue in the second quarter of 2021. As of September 30, 2022, the total unrecognized transaction price of $51.7 million is classified as noncurrent deferred revenue on the unaudited condensed consolidated balance sheets related to the remaining performance obligations, being the remaining two material rights resulting from the Selected Pathogen Rights. The Company reclassified the deferred revenue of $51.7 million from current to noncurrent as of September 30, 2022 based on the Company's revised expectations for future option exercises by GSK.

Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. During the three and nine months ended September 30, 2022, the Company recognized additional net research and development expenses of $0.3 million and $1.3 million, respectively under the 2021 GSK Agreement. During the three and nine months ended September 30, 2021, the Company recognized a reduction of research and development expenses of $0.4 million and $1.3 million, respectively, under the 2021 GSK Agreement.

Under both the 2020 GSK Agreement and the 2021 GSK Agreement, the Company has a receivable from collaboration of zero and $773.1 million as of September 30, 2022 and December 31, 2021, respectively.

Option Exercise by GSK

In September 2022, GSK exercised its first Selected Pathogen Right, selecting respiratory syncytial virus (“RSV”) as its first pathogen under the Additional Programs of the 2021 GSK Agreement (“First Option Exercise”). GSK agreed to retroactively share the research and development costs that the Company had incurred under its RSV program since April 2022 in accordance with the applicable provisions of the 2021 GSK Agreement.

The Company evaluated the First Option Exercise under ASC 606 and identified one performance obligation consisting of the license for a Selected Pathogen Right granted to GSK. The transaction price was determined to be $39.8 million which equals the deferred revenue allocated to the first Selected Pathogen Right at the inception of the 2021 GSK Agreement. The Company determined that the license is considered a functional intellectual property that is a distinct performance obligation. Specifically, the Company believes the license is capable of being distinct, as GSK has the capabilities to develop the license either on its own or by contracting with other third-parties. GSK can benefit from the license at the time of grant and, therefore, the related performance obligation is satisfied at a point in time. During the third quarter of 2022, the Company recognized the $39.8 million as contract revenue.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Upon exercise of each option for a Brii Bio program, the Company will be required to pay to Brii Bio an option exercise fee ranging from the low tens of millions to up to $50.0 million, determined based on the commercial potential of the licensed program. The Company will be required to make regulatory milestone payments to Brii Bio on a licensed product-by-licensed product basis ranging from the low tens of millions up to $100.0 million, also determined based on the commercial potential of such program. The Company will also be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products in the United States arising from each licensed program, up to an aggregate of $175.0 million per licensed program. As of September 30, 2022, the Company has not exercised any of its options.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

value of $5.7 million, at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment from the same issuer.

Option Exercises by Brii Bio

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

In July 2022, Brii Bio exercised its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-3434 in the China Territory. In consideration of the Company’s grant to Brii Bio of an exclusive license related to VIR-3434 in the China Territory, the Company received a $20.0 million option exercise fee in connection with the option exercise. Also, the Company is eligible to receive the following payments related to VIR-3434 in the China Territory: a $30.0 million regulatory milestone payment, up to $175.0 million in sales-based milestone payments, and royalties on net sales ranging from mid-teens to mid-twenties.

The Company evaluated the VIR-3434 transaction under ASC 606 and identified one performance obligation consisting of the license granted to Brii Bio. Under the Brii Agreement, Brii Bio is responsible for performing all research and development activities and the Company does not have any other performance obligations within the context of ASC 606 under the arrangement after the option exercise. The transaction price was determined to be $22.3 million, which consists of the $20.0 million option exercise fee and $2.3 million of the deferred revenue allocated to the VIR-3434 option at the inception of the Brii Agreement. The Company determined that the license is considered a functional intellectual property that is a distinct performance obligation. Specifically, the Company believes the license is capable of being distinct, as Brii Bio has the capabilities to develop the license either on its own or by contracting with other third-parties. Brii Bio can benefit from the license at the time of grant and, therefore, the related performance obligation is satisfied at a point in time. Additionally, all potential future milestones and other payments are constrained because the Company cannot conclude it is probable that a significant reversal in the amount recognized would not occur. The Company will re-evaluate the transaction price in each reporting period. During the third quarter of 2022, the Company recognized the $22.3 million as license revenue from a related party.

During the three and nine months ended September 30, 2022, the Company recognized zero and $1.3 million, respectively, as contract revenue from the supply of biological materials to Brii Bio. During the three and nine months ended September 30, 2021, the Company recognized zero and $0.4 million, respectively, as contract revenue from the supply of biological materials to Brii Bio.

As of September 30, 2022, the Company also has a contract liability of $1.5 million within noncurrent deferred revenues, which represents deferred consideration for the remaining two options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its remaining options or the remaining options expire.

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

The Company incurred expenses under the Amended Alnylam Agreement of $0.5 million and $0.8 million during the three and nine months ended September 30, 2022, respectively. The Company incurred expenses under the Amended Alnylam Agreement of $0.7 and $2.4 million during the three and nine months ended September 30, 2021, respectively.

WuXi Biologics

In February 2020, the Company entered into a development and manufacturing collaboration agreement with WuXi Biologics (the “WuXi Biologics Collaboration Agreement”) for the clinical development, manufacturing, and commercialization of the Company’s proprietary antibodies developed for SARS-CoV-2. Under the WuXi Biologics Collaboration Agreement, WuXi Biologics conducted cell-line development, process and formulation development, and initial manufacturing for clinical development and had the right to commercialize products incorporating such SARS-CoV-2 antibodies in mainland China, Hong Kong, Macau and Taiwan under an exclusive license granted for the selected SARS-CoV-2 antibodies that were developed.

Termination of the WuXi Biologics Collaboration Agreement

On May 16, 2022, the Company and WuXi Biologics entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the Company and WuXi Biologics terminated the WuXi Biologics Collaboration Agreement. Other existing agreements between the Company and WuXi Biologics remain in effect.

Under the terms of the Termination Agreement, all licenses granted under the WuXi Biologics Collaboration Agreement were terminated and all rights to the SARS-CoV-2 antibody products in mainland China, Hong Kong, Macau and Taiwan reverted to the Company. The Company made a one-time termination payment to WuXi Biologics of $7.0 million and accounted for the payment as an acquisition of an IPR&D asset and, therefore, recognized research and development expense of $7.0 million during the second

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

quarter of 2022. Under the terms of the Termination Agreement, the Company will be obligated to pay WuXi Biologics tiered royalties on net sales of sotrovimab in mainland China, Hong Kong, Macau and Taiwan ranging from low single digits to low double digits. Royalties are payable to WuXi Biologics for a specified royalty term and are subject to reduction in certain circumstances.

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

Under the Rockefeller Agreement, the Company recognized an immaterial amount during each of the three and nine months ended September 30, 2022 and an immaterial amount and a total of $4.7 million during the three and nine months ended September 30, 2021, respectively, as research and development expenses related to certain development milestone payments, annual license maintenance fees, and estimated sublicense fees.

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

Under the 2019 Xencor Agreement, the Company did not recognize any research and development expenses during the three and nine months ended September 30, 2022, and recognized $0.5 million and $0.5 million during the three and nine months ended September 30, 2021, respectively.

March 2020 License Agreement

In March 2020, the Company entered into a patent license agreement, which was amended in February 2021 (as amended, the “2020 Xencor Agreement”) with Xencor under which the Company obtained a non-exclusive, sublicensable (only to its affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the coronavirus research programs. These technologies are used in sotrovimab, incorporating Xencor’s Xtend technology, and VIR-7832, incorporating Xencor’s Xtend and other Fc technologies.

In consideration for the grant of the license, the Company is obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years. The Company recognized $17.8 million and $109.7 million during the three and nine months ended September 30, 2022, respectively, and $6.3 million and $7.2 million during the three and nine months ended September 30, 2021, respectively, as cost of revenue for royalties due to Xencor from the sale of sotrovimab.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$30,022	$20,012
Computer equipment	2,560	1,112
Furniture and fixtures	1,911	1,443
Leasehold improvements	8,780	7,834
Construction in progress	75,877	26,925
Property and equipment, gross	119,150	57,326
Less accumulated depreciation and amortization	(18,924)	(14,492)
Total property and equipment, net	$100,226	$42,834

Depreciation and amortization expenses were $1.6 million and $4.4 million for the three and nine months ended September 30, 2022, and $1.4 million and $3.9 million for the three and nine months ended September 30, 2021, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Milestone payable	$—	$95,000
Net profit-sharing amount	61,684	—
Accrued income taxes	98,189	6,217
Accrued royalties	27,771	58,672
Research and development expenses	40,116	28,073
Payroll and related expenses	23,714	29,753
Other professional and consulting expenses	5,633	2,791
Operating lease liabilities, current	4,115	3,927
Excess funds payable under grant agreements	—	1,825
Other accrued expenses	21,394	10,254
Total accrued and other liabilities	$282,616	$236,512

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The maturity of the Company’s operating lease liabilities as of September 30, 2022 was as follows (in thousands):

Amounts
2022 (excluding the nine months ended September 30, 2022)	$4,846
2023	19,408
2024	18,567
2025	16,259
2026	16,703
Thereafter	103,855
Total lease payments	179,638
Less: imputed interest	(40,108)
Less: net tenant improvement allowance yet to be received	(26,670)
Present value of operating lease liabilities	$112,860

The following amounts were recorded in the unaudited condensed consolidated balance sheets for the periods ended:

	September 30, 2022	December 31, 2021
	(in thousands)
Operating Leases
Prepaid expenses and other current assets (1)	$18,197	$49,536
Operating right-of-use assets	84,716	87,220

Accrued and other liabilities	$4,115	$3,927
Operating lease liabilities, noncurrent	126,942	133,561
Total operating lease liabilities	$131,057	$137,488

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

In August 2020, GSKTSL entered into a Master Services Agreement with Samsung (the “Samsung MSA”) in connection with the performance of the obligations of the Company and GSK under the 2020 GSK Agreement. In accordance with the terms of the 2020 GSK Agreement, the Company continues to be responsible for 72.5% of the costs under the Samsung MSA, and GSK bears 27.5% of such costs under the Samsung MSA, subject to certain conditions and exceptions. The Company’s commitment has been substantially recognized on its balance sheet as part of the profit-sharing amount constrained as of September 30, 2022, which is part of accrued and other liabilities, as discussed in Note 6—Collaboration and License Agreements.

In September 2022, the Company and a third-party contract development manufacturing organization (the “CDMO”) entered into a letter agreement under which the Company agreed to pay $7.2 million to the CDMO to reserve manufacturing capacity for VIR-2482 (“Reservation Fee”). The Reservation Fee will be creditable against a future manufacturing charge if the Company and the CDMO subsequently execute a master service agreement (“MSA”) and scope of work (“SOW”). In addition, the Company is required to pre-pay $5.0 million for raw materials that the CDMO will procure to enable manufacturing of VIR-2482. The Reservation Fee and the prepayment of $5.0 million are not refundable, even if the Company and the CDMO fail to execute the MSA and SOW.

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

9. Related Party Transaction

As a result of the Brii Agreement, the Company holds a minority equity interest in Brii Bio through its parent company, Brii Bio Parent. Additionally, a member of the Company’s board of directors serves on Brii Bio Parent’s board of directors.

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

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term of options (in years)	6.1	5.3 - 6.1	5.3 - 6.1	5.3 - 6.1
Expected stock price volatility	110.6% - 110.8%	106.9% - 111.5%	103.8% - 111.2%	103.1% - 111.5%
Risk-free interest rate	3.0% - 3.6%	0.8% - 1.0%	1.6% - 3.6%	0.6% - 1.2%
Expected dividend yield	—	—	—	—

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$12,607	$11,165	$39,791	$30,455
Selling, general and administrative	12,207	11,779	37,426	28,958
Total stock-based compensation	$24,814	$22,944	$77,217	$59,413

11. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For periods that the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common securities outstanding would have been anti-dilutive The following is a calculation of the basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income, basic and diluted	$175,312	$110,428	$617,440	$3,330

Weighted-average shares outstanding, basic	132,729,530	130,665,831	132,422,028	129,520,837
Weighted-average effect of dilutive securities:
Options to purchase common stock	2,144,302	3,173,930	2,227,493	3,757,681
Restricted shares subject to future vesting	75,759	14,658	55,080	36,138
Shares to purchase under Employee Stock Purchase Plan	13,726	—	7,176	—
Contingently issuable shares	—	—	—	4,323
Weighted-average shares outstanding, diluted	134,963,317	133,854,419	134,711,777	133,318,979

Net income per share, basic	$1.32	$0.85	$4.66	$0.03
Net income per share, diluted	$1.30	$0.82	$4.58	$0.02

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options issued and outstanding	8,381,275	6,316,134	8,717,954	5,278,033
Restricted shares subject to future vesting	2,194,050	1,067,204	2,720,818	1,025,454
Total	10,575,325	7,383,338	11,438,772	6,303,487

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Income Taxes

The table below presents our income before benefit from (provision for) income taxes, benefit from (provision for) income taxes and effective tax rate for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2022	2021	2022	2021
Income before provision for income taxes	$217,732	$110,762	$905,918	$3,913
Provision for income taxes	$(42,420)	$(334)	$(288,478)	$(583)
Effective tax rate	19.5%	0.3%	31.8%	14.9%

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

The increase in the effective tax rate from the three and nine months ended September 30, 2021 was primarily due to current year collaboration revenue and the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Unrecognized tax benefits were $10.5 million and $7.4 million as of September 30, 2022 and December 31, 2021, respectively, and if recognized, would favorably affect the effective tax rate in future periods.

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

General

•
In September 2022, the Biomedical Advanced Research and Development Authority, or BARDA, part of the U.S. Department of Health and Human Services’, or HHS, Administration for Strategic Preparedness and Response, or ASPR, awarded us a multi-year contract with the potential for an investment of up to $1.0 billion to advance the development of a full portfolio of innovative solutions to address influenza and potentially other infectious disease threats. The initial investment of approximately $55.0 million will support the ongoing and rapid development of VIR-2482, an investigational prophylactic monoclonal antibody designed with the aim to protect against seasonal and pandemic influenza A.
•
In September 2022, as part of our 2021 expanded collaboration agreement with GSK that built on the companies’ 2020 collaboration agreement for COVID-19, GSK opted-in to exclusively collaborate on the development and commercialization of antibodies against respiratory syncytial virus, or RSV.

COVID-19

Sotrovimab is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing monoclonal antibody, or mAb, that incorporates Xencor, Inc.'s, or Xencor, Xtend™ technology.

•
In the third quarter of 2022, approximately 230,000 sotrovimab doses were delivered, all to countries outside of the US. Sotrovimab currently has emergency use authorization, temporary authorization or marketing approval (under the brand name Xevudy®️) for early treatment of COVID-19 in more than 40 countries, and remains in use outside of the US.
•
As part of our and GSK’s ongoing efforts around sotrovimab:
o
The companies continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge, and to collect and evaluate real-world evidence, both of which are being shared with regulatory authorities
.
o
In August 2022, the Phase 3 Prophylaxis for Patients at Risk of COVID-19 Infection (PROTECT-V) prophylaxis platform trial sponsored by Cambridge University Hospitals National Health Service, or NHS, Foundation Trust assessing the use of a 2g dose of sotrovimab in uninfected, high-risk individuals was initiated. Initial data are expected in the second half of 2023.

In preparation for new waves of COVID-19 variants and for future pandemics, we and GSK continue to actively pursue the evaluation of innovative next-generation therapy options for COVID-19 and other respiratory diseases.

Hepatitis B Virus (HBV) and Hepatitis D Virus (HDV)

VIR-2218 is an investigational HBV-targeting siRNA. VIR-3434 is an investigational HBV-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies.

•
In October 2022, we announced multiple abstracts (two oral presentations, one poster and one late-breaker poster featuring real-world data from a 20-year trial evaluating treatment patterns for chronic HBV) were accepted for presentation at the American Association for the Study of Liver Diseases, or AASLD, The Liver Meeting® 2022, taking place November 4-8, 2022. Both oral presentations have been selected by AASLD for inclusion in the “Best of the Liver Meeting” summary.
•
Initial data from Part B of the ongoing Phase 2 Monoclonal Antibody siRNA Combination against Hepatitis B (MARCH) trial evaluating VIR-2218 in combination with VIR-3434 for 24 and 48 weeks, and in triple combination with VIR-3434 and interferon for 24 and 48 weeks, are expected in the second half of 2023. Previously reported results from the MARCH Part A trial demonstrated that the combination of VIR-3434 and VIR-2218 resulted in an approximate 3 log decline in hepatitis B surface antigen, or HBsAg, with no safety signals reported to date.
•
Initiation of the Phase 2 PREVAIL platform trial and its THRIVE/STRIVE sub-protocols of VIR-2218 in combination with VIR-3434 in viremic patients is expected in the fourth quarter of 2022, with initial data expected in the second half of 2023.
•
Initial data from the Phase 2 trial led by Brii Biosciences Offshore Limited, or Brii Bio, evaluating VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the potential treatment of chronic HBV infection are expected by the end of 2022.
•
In September 2022, we initiated the Phase 2 SOLSTICE trial evaluating VIR-2218 and VIR-3434 as monotherapy and in combination for the treatment of people living with chronic HDV, the most aggressive form of viral hepatitis. The trial is assessing the ability of the combination to reduce HDV viremia and block viral entry, which recent research suggests could be effective in suppressing chronic HDV infection. Initial data are expected in the second half of 2023.

Influenza A virus

VIR-2482 is an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend technology.

•
In October 2022, we initiated the Phase 2 Prevention of Illness Due to Influenza A (PENINSULA) trial in healthy volunteers aged 18 to 64 to evaluate the safety, tolerability and efficacy of two different intramuscularly administered doses of VIR-2482 in preventing illness due to influenza A. This is the first trial to evaluate the role of a monoclonal antibody in the prevention of influenza A illness. The primary efficacy endpoint is the proportion of trial participants with protocol-defined influenza-like illness with confirmed influenza A infection compared to placebo. Other endpoints will evaluate the effect of VIR-2482 on the severity and duration of illness in trial participants with confirmed influenza A compared to placebo. Initial data are expected in mid-2023. The PENINSULA trial is being funded in part with federal funds from HHS; ASPR; BARDA, under OT number: 75A50122C00081.
•
In September 2022, we initiated a Phase 1b prophylaxis trial evaluating the safety of VIR-2482 in elderly participants (age 65 and older) receiving a flu vaccine. This population is representative of our anticipated Phase 3 trial population. Initial data are expected in mid-2023.

HIV

VIR-1111 is an investigational HIV T cell vaccine based on human cytomegalovirus, or HCMV. VIR-1388 is a preclinical HIV T cell vaccine based on HCMV.

•
Safety and immunology data from the initial two cohorts of the proof-of-concept Phase 1 trial of VIR-1111 show no safety signals and no vector shedding or viremia reported to date. No sustained HIV insert-specific T-cell responses have been observed in the lower dose cohorts 1 and 2. Safety and immunology data from the highest dose cohort 3 are expected in the first half of 2023. This trial is being funded in part by the Bill and Melinda Gates Foundation.
•
Learnings from VIR-1111 have informed the design of VIR-1388, a next generation candidate, for which we expect to initiate a Phase 1 trial in the second half of 2023. This trial is being funded in part by the Bill and Melinda Gates Foundation and the National Institutes of Health’s Division of AIDS, through the HIV Vaccine Trials Network.

Financial Overview

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials.

We have financed our operations primarily through sales of our common stock from our initial public offering, subsequent follow-on offering and convertible preferred securities, and payments received under our grant and collaboration agreements. As of September 30, 2022, we had $2.4 billion in cash, cash equivalents, and investments. Based upon our current operating plan, we believe that the $2.4 billion as of September 30, 2022 will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity, Capital Resources and Capital Requirements—Future Funding Requirements” below for additional information.

Although we recorded net income for the year ended December 31, 2021 and the three and nine months ended September 30, 2022, we have otherwise incurred net losses since inception and may continue to incur net losses in the foreseeable future. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. In September 2022, the World Health Organization, or WHO, issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation (if at all) and further limit the use of sotrovimab. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

We had net income of $617.4 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had retained earnings of $478.8 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Although we began recognizing revenue for sotrovimab and have substantial deferred revenue under our definitive collaboration agreement with GSK executed in May 2021, or the 2021 GSK Agreement, we may continue to incur net operating losses for at least the next several years as the extent of future revenue remains uncertain. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative functions to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

COVID-19 Business Update

We have implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. As a result of these developments, in March 2020, we implemented work-from-home policies for most of our employees. We now offer all of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the CDMOs will be able to satisfy demand in a timely manner and not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

Our Collaboration, License and Grant Agreements

We have entered into collaboration, license and grant arrangements with various third parties. For details regarding these and other agreements, see Note 5—Grant Agreements and Note 6—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Components of Operating Results

Revenues

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Although we have previously recognized revenue from our profit-share under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement, related to sotrovimab, we may continue to incur net operating losses for at least the next several years as the extent of future revenue from the sale of sotrovimab remains uncertain. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation (if at all) and further limit the use of sotrovimab. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, we have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

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

As of September 30, 2022, GSK held certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been reported to us as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. We expect GSK to adjust allowable manufacturing expenses for our share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluated the latest available facts and circumstances to determine whether any portion of profit-sharing amounts should be constrained. In doing so, as of September 30, 2022, based on the current state of the COVID-19 pandemic, including the continued proportion of cases caused by certain Omicron subvariants, discussions with the FDA and other regulatory authorities, and our expectations for future sales in light of these factors, we revised our estimates and determined that $379.5 million should be constrained from profit-sharing revenues earned in relation to the Company’s anticipated contractual share of potential future adjustments to manufacturing expenses and recorded such amount as adjustments to profit-sharing amounts recognized in the nine months ended September 30, 2022 and accrued and other liabilities. We will re-assess these estimates each reporting period. Actual results could materially differ from this estimate.

Contract revenue includes recognition of revenue generated from license rights issued to GSK, from research and development services under other third-party contracts, and from a clinical supply agreement with Brii Bio.

Grant revenue is comprised of revenue derived from grant agreements with government-sponsored and private organizations.

License revenue from a related party is comprised of revenue related to Brii Bio’s exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-3434 in greater China recognized in the period.

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name, Xevudy®) in more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. In September 2022, the World Health Organization, or WHO, issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants . Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation (if at all) and further limit the use of sotrovimab. Furthermore, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.

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

We expect our selling, general and administrative expenses to increase substantially in absolute dollars in the foreseeable future as we continue to support our research and development activities, and commercialization activities for any of our product candidates, if approved, and to grow our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue	$309,145	$102,398	$206,747	$1,483,860	$107,731	$1,376,129
Contract revenue	39,998	315	39,683	52,534	169,581	(117,047)
License revenue from a related party	22,289	—	22,289	22,289	—	22,289
Grant revenue	3,125	903	2,222	7,704	5,356	2,348
Total revenue	374,557	103,616	270,941	1,566,387	282,668	1,283,719
Operating expenses:
Cost of revenue	22,253	7,836	14,417	140,323	8,988	131,335
Research and development	114,166	98,669	15,497	319,475	319,665	(190)
Selling, general and administrative	43,174	50,496	(7,322)	123,019	105,016	18,003
Total operating expenses	179,593	157,001	22,592	582,817	433,669	149,148
Income (loss) from operations	194,964	(53,385)	248,349	983,570	(151,001)	1,134,571
Other income (expense):
Change in fair value of equity investments	(13,590)	164,072	(177,662)	(120,019)	164,072	(284,091)
Interest income	9,332	11	9,321	11,920	272	11,648
Other income (expense), net	27,026	64	26,962	30,447	(9,430)	39,877
Total other income (expense)	22,768	164,147	(141,379)	(77,652)	154,914	(232,566)
Income before provision for income taxes	217,732	110,762	106,970	905,918	3,913	902,005
Provision for income taxes	(42,420)	(334)	(42,086)	(288,478)	(583)	(287,895)
Net income	$175,312	$110,428	$64,884	$617,440	$3,330	$614,110

Revenues

The increase in collaboration revenue for the three months ended September 30, 2022 compared to the same period in 2021 was due to an increase of $188.8 million in profit-sharing amount for the sale of sotrovimab under the 2020 GSK Agreement and the release of $20.4 million from profit-sharing amount constrained in the three months ended September 30, 2022, partially offset by $2.4 million of profit-sharing amount constrained in the three months ended September 30, 2022. The increase in collaboration revenue for the nine months ended September 30, 2022 compared to the same period in 2021 was due to an increase of $1.8 billion in profit-sharing amount for the sale of sotrovimab under the 2020 GSK Agreement in the nine months ended September 30, 2022, partially offset by $379.5 million of profit-sharing amount constrained in the nine months ended September 30, 2022. Our contractual share of 72.5% from the sales of sotrovimab is applied to the profit-sharing amounts, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs.

The increase in contract revenue for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to $39.8 million related to GSK's selection of RSV as a first pathogen under the 2021 GSK Agreement, which we refer to as the First Option Exercise. The decrease in contract revenue for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to $168.3 million related to the license granted to GSK upon execution of the 2021 GSK Agreement in the second quarter of 2021, partially offset by $39.8 million related to GSK's First Option Exercise, which had previously been included in deferred revenue, and $7.0 million related to the additional license granted to GSK in mainland China, Hong Kong, Macau and Taiwan upon execution of the Amendment No. 1 to the 2020 GSK Agreement in the second quarter of 2022.

The increase in license revenue from a related party for the three and nine months ended September 30, 2022 was due to $22.3 million related to Brii Bio’s exercise of its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-3434 in China, Taiwan, Hong Kong and Macau. No comparable amount was incurred for the same periods in 2021.

The increase in grant revenue for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to the timing of research activities under the grant agreements with the Bill & Melinda Gates Foundation.

Cost of Revenue

The increase in cost of revenue for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was due to third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$14,939	$14,350	$589	$50,002	$85,421	$(35,419)
Personnel	38,580	28,763	9,817	116,426	82,591	33,835
Contract manufacturing	14,180	3,878	10,302	30,738	19,520	11,218
Clinical costs	20,269	35,553	(15,284)	52,172	81,700	(29,528)
Other	26,198	16,125	10,073	70,137	50,433	19,704
Total research and development expenses	$114,166	$98,669	$15,497	$319,475	$319,665	$(190)

Comparison of three months ended September 30, 2022 and 2021

The increase in research and development expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to the following factors:

•
contract manufacturing expenses increased by $10.3 million, which was primarily related to an increase in manufacturing activities for our product candidates;
•
personnel-related expenses increased by $9.8 million, which was primarily attributable to an increase in our headcount;
•
other research and development expenses increased by $10.1 million, which was primarily attributable to the allocation of facilities and other costs due to an increase in our headcount and higher lease expenses;
•
licenses, collaborations and contingent consideration expenses increased by $0.6 million compared to the same period in 2021, which was primarily attributable to an increase of $2.9 million related to the change in fair value of the contingent consideration from our acquisition of Humabs Biomed SA, or Humabs, partially offset by a decrease of $0.9 million in costs under our collaboration agreements with GSK, and $1.3 million third-party milestone payments in the same period of 2021;

partially offset by

•
a decrease of $15.3 million in clinical costs, which was primarily attributable to activities related to the clinical trials for sotrovimab in the prior period, partially offset by activities related to VIR-2482, VIR3434 and VIR-2218 in the third quarter of 2022.

Comparison of nine months ended September 30, 2022 and 2021

The decrease in research and development expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the following factors:

•
licenses, collaborations and contingent consideration expenses decreased by $35.4 million, which was primarily attributable to a decrease of $22.7 million in costs under our collaboration agreements with GSK, and $21.4 million related to the change in fair value of the contingent consideration from our acquisition of Humabs, partially offset by $7.0 million recognized in connection with the termination of our development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics;
•
clinical costs decreased by $29.5 million, which was primarily attributable to activities related to the clinical trials for sotrovimab in the prior period;

partially offset by

•
an increase of $33.8 million in personnel-related expenses, which was primarily attributable to an increase in our headcount;
•
an increase of $11.2 million in contract manufacturing expenses, which was primarily related to an increase in manufacturing activities for our product candidates in the current period; and
•
an increase of $19.7 million in other research and development expenses, which was primarily attributable to the allocation of facilities and other costs due to an increase in our headcount and higher lease expenses.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $20.2 million increase in fair value of the contingent consideration recorded in the third quarter of 2021 related to sales-based milestones from our acquisition of Humabs, partially offset by higher personnel-related expenses related to additional headcount, external consulting services, business tax expenses related to increased profit-sharing amount and allocated facilities costs due to higher lease expenses.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher personnel-related expenses related to additional headcount, external consulting services, business tax expenses related to increased profit-sharing amount and allocated facilities costs due to higher lease expenses.

Change in Fair Value of Equity Investments

In July 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. In connection with the initial public offering, our investment in shares of Brii Bio Parent became a marketable equity investment and subsequently remeasured to fair value at each reporting period. For the three and nine months ended September 30, 2022, we recognized an unrealized loss of $13.6 million and $120.0 million, respectively, compared to an unrealized gain of $164.1 million for the same periods in 2021.

Interest Income

The increases in interest income were primarily due to higher interest rates as well as higher balances of short-term and long-term investments, partially offset by higher amortization of premium on investment balances, in the three and nine months ended September 30, 2022 compared to the same periods in 2021.

Other Income (Expense), Net

The increase in other income (expense), net for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to $26.0 million unrealized gain from foreign exchange measurement related to the other liability recognized in connection with the profit-sharing amount constrained under the 2020 GSK Agreement.

The increase in other income (expense), net for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to $26.0 million unrealized gain from foreign exchange measurement related to the profit-sharing amount constrained under the 2020 GSK Agreement, and the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Provision for Income Taxes

The increase in provision for income taxes for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to taxable income for 2022 attributable to collaboration revenue under the 2020 GSK agreement and the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

The increase in provision for income taxes for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to taxable income for 2022 attributable to collaboration revenue under the 2020 GSK agreement and the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering; sales of our convertible preferred securities; and payments received under our grant and collaboration agreements. As of September 30, 2022, we had $2.4 billion in cash, cash equivalents, and investments. As of September 30, 2022, we had retained earnings of $478.8 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, in 2020 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of September 30, 2022, no shares have been issued under the Sales Agreement.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2022 as noted above will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. For example, in March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. It is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

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

We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2022 and 2033. As of September 30, 2022, we expect to make total lease payments of $179.6 million through 2033.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,628,127	$(55,284)
Investing activities	(1,040,326)	236,768
Financing activities	32,750	94,661
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$620,551	$276,145

Operating Activities

During the nine months ended September 30, 2022, net cash provided by operating activities was $1.6 billion. This consisted primarily of net income of $617.4 million, non-cash charges of $475.1 million, and an increase in our net operating assets of $535.5 million. The change in our net operating assets of $535.5 million was primarily due to a decrease in collaboration receivable by $491.9 million resulting from our profit-share from the sale of sotrovimab and an increase in accrued liabilities and other long-term liabilities by $65.1 million due to timing of payments, partially offset by a $24.5 million decrease in deferred revenue primarily driven by GSK's First Option Exercise and Brii Bio's exercise for VIR-3434 netted with the grants received from Bill & Melinda Gates Foundation. The non-cash charges of $475.1 million primarily consisted of $353.5 million for change in estimated constraint on profit-sharing amount, an unrealized loss of $120.0 million on our equity investment, $77.2 million for stock-based compensation expense, $7.9 million for revaluation of contingent consideration, $6.5 million for noncash lease expense and $4.4 million for depreciation and amortization expense, partially offset by $93.8 million for payment for contingent consideration in excess of acquisition date fair value.

During the nine months ended September 30, 2021, net cash used in operating activities was $55.3 million. This consisted primarily of net income of $3.3 million and non-cash charges of $131.0 million, offset by payment of contingent consideration of $8.1 million for a milestone achieved related to our TomegaVax acquisition, an unrealized gain of $164.1 million on our equity investment, and an increase in our net operating assets of $17.4 million. The change in our net operating assets of $17.4 million was primarily due to an increase in collaboration receivable by $93.0 million resulting from our profit share from the sale of sotrovimab, and a decrease in accrued liabilities and other long-term liabilities by $13.5 million due to timing of payments, partially offset by increases in deferred revenue by $89.6 million driven by the upfront fee received under the 2021 GSK Agreement, and prepaid expenses and other current assets by $1.9 million. The non-cash charges of $131.0 million primarily consisted of $63.2 million for revaluation of contingent consideration, $59.4 million for stock-based compensation expense, $4.5 million for noncash lease expense, and $3.9 million for depreciation and amortization.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $1.0 billion. This consisted primarily of purchases of investments of $1.1 billion and property and equipment of $55.4 million, partially offset by $84.8 million in proceeds received from investments that matured during the period.

During the nine months ended September 30, 2021, net cash provided by investing activities was $236.8 million. This consisted primarily of $301.2 million in proceeds received from investments that matured during the period, partially offset by purchases of investments of $55.7 million and property and equipment of $8.8 million.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $32.8 million. This consisted primarily of proceeds from the issuance of our common stock to the Bill & Melinda Gates Foundation of $28.5 million under the stock purchase agreement, from exercises of stock options of $3.6 million, and from issuance of common stock under our employee stock purchase plan of $2.1 million, partially offset by $1.2 million for payment of contingent consideration.

During the three and nine months ended September 30, 2021, net cash provided by financing activities was $94.7 million. This consisted primarily of proceeds received from the issuance of our common stock to Glaxo Group Limited (an affiliate of GSK) of $85.2 million in March 2021 and from exercises of stock options of $9.6 million.

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

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2022, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $1.0 billion as of September 30, 2022, which primarily consisted of money market funds. We also had short-term and long-term investments of $1.4 billion as of September 30, 2022. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2022.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and our collaboration with GSK and consequently the Swiss Franc, Australian dollar and British pound. Transaction gains and losses are included in other income (expenses), net on the unaudited condensed consolidated statements of operations. We recognized a net foreign exchange unrealized gain of $26.0 million in the three months ended September 30, 2022.

Equity Investment Risk

We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $22.8 million as of September 30, 2022. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock prices of these equity securities would increase or decrease their fair value as of September 30, 2022 by approximately $2.3 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Solely as a result of a previously identified material weakness in our internal control over financial reporting, as described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This material weakness did not, however, result in a misstatement to the reported unaudited condensed consolidated financial statements, and, notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our Quarterly Report on the Form 10-Q for the quarter ended June 30, 2022, with respect to the determination of the estimated profit-sharing amount to be constrained under the definitive collaboration agreement dated June 9, 2020, or the 2020 GSK Agreement, between the Company and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK), our management review control procedures are not designed in a manner that ensures relevant information and key judgments are obtained and analyzed at the appropriate level of precision, on a timely basis, between non-financial personnel and those responsible for financial reporting. Management has concluded that the control deficiency represents a material weakness.

Remediation Process

In order to address the material weakness described above, we have developed a plan of remediation related to our process for the determination of the estimated profit-sharing amount to be constrained under the 2020 GSK Agreement that includes the following actions:

•
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we recorded net income for the year ended December 31, 2021 and the three and nine months ended September 30, 2022, we have otherwise incurred net losses since inception in April 2016. We had net income of $617.4 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had retained earnings of $478.8 million.

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

We received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab (previously VIR-7831). In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK) do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time.

We received a positive scientific opinion from the Committee for Human Medicinal Products, or CHMP, in the European Union, or EU, for sotrovimab and to date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. However, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. For example, in September 2022, the World Health Organization, or WHO, issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation and further limit the use of sotrovimab.

Furthermore, based on the generally declining COVID-19 case rates and severity, including the continued proportion of cases caused by certain Omicron subvariants, and the Company’s expectations for future sales in light of these factors, there are no assurances that we will secure future supply commitments from governments. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.

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

We could be required to perform additional studies and trials on sotrovimab based on any additional feedback we may receive from the regulatory and health authorities. For example, we and GSK continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge, and to collect and evaluate real-world evidence, both of which are being shared with regulatory authorities.

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

We are a commercial-stage company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. Sotrovimab has received marketing authorization in the EU and has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. In September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation and further limit the use of sotrovimab.

Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. It is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. As an organization, we have not yet demonstrated an ability to successfully manufacture a BLA-approved, commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of September 30, 2022, we had cash, cash equivalents and investments of $2.4 billion. Based upon our current operating plan, we believe that the $2.4 billion as of September 30, 2022 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

Sotrovimab received an EUA from the FDA on May 26, 2021, for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at risk for progression to severe COVID-19, including hospitalization or death. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future.

In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Any such revision or revocation of our EUA by the FDA could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. Furthermore, if we or our collaborators experience inventory revaluation adjustments, lower of cost or market inventory adjustments, and excess inventory, it may be necessary to write down or write-off inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during the nine months ended September 30, 2022, we recorded a non-cash charge for potential write-offs related to excess supply and unused binding manufacturing capacity of $379.5 million related to sotrovimab against uncertain future pandemic demand, which has not been reported by GSK as cost-sharing amounts.

In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Furthermore, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. In September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation and further limit the use of sotrovimab.

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

The FDA will periodically review the circumstances and appropriateness of an EUA, including circumstances that might warrant revocation of the EUA. The review will include regular assessment based on additional information provided by the sponsor of the progress made with respect to the approval, licensure, or clearance of the unapproved product, or of the unapproved use of an approved product, for which an EUA was issued. The FDA may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect public health or safety. An EUA may also be terminated upon a declaration by the Secretary of the Health and Human Services, or HHS, that the public health emergency has ended. We cannot predict how long our EUA will remain in effect, and we may not receive advance notice from the FDA regarding revocation of our EUA or withdrawal of the public health emergency declaration. If our EUA is terminated or revoked, sotrovimab will no longer be available in the United States unless and until we have obtained FDA approval of a BLA for the product. Changing policies and regulatory requirements could limit, delay or prevent further commercialization of sotrovimab and could adversely impact our business, financial condition, results of operations and prospects.

We are committing substantial financial resources and personnel and making substantial capital commitments with third parties in connection with therapies for COVID-19. Market demand and utilization of any of our COVID-19 product candidates has been, and may continue to be, adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of oral antivirals and vaccines, the emergence of new variants or subvariants and the current challenges in the delivery and administration of mAbs to patients.

In response to the COVID-19 pandemic, we continue to pursue various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as sotrovimab and VIR-7832. To prepare for new waves of variants and future pandemics, we are also actively pursuing multiple next-generation mAbs, as well as small molecules aimed at treating COVID-19.

We are committing substantial financial resources, both internally and externally, and personnel to the development of therapies for COVID-19. There are no assurances that there will be sufficient market demand for our COVID-19 product candidates or that the FDA and other regulatory authorities will grant us full marketing approvals For example, market demand and utilization for sotrovimab has been, and may continue to be adversely impacted by factors such as the development of mAbs of other third parties, the rollout of oral antivirals and vaccines, the emergence of new variants and subvariants, such as certain Omicron subvariants, and the current challenges in the delivery and administration of mAbs to patients. There are no assurances that these factors will not adversely impact our other COVID-19 product candidates. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab or any of our future COVID-19 product candidates inferior or obsolete in the future. For example, in September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. In addition, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. Any of these developments may adversely affect our financial condition and business .

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations, and which will require significant additional funding. Although our current estimated aggregate commitment to GSK under a master services agreement with Samsung Biologics Co., Ltd. for sotrovimab drug substance, drug product and raw material has been substantially recognized on our balance sheet as part of the profit-sharing amount constrained as of September 30, 2022, under the definitive collaboration agreement dated June 9, 2020, between the Company and GSK, or the 2020 GSK Agreement, any future commitments for sotrovimab or any of our other future COVID-19 product candidates, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing agreements in the future in order to create an effective supply chain for our other COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity and/or related costs under the agreements, which could adversely affect our business, financial condition, results of operations and prospects. For example, during the nine months ended September 30, 2022, we recorded a non-cash charge for potential write-offs related to excess supply and unused binding manufacturing capacity of $379.5 million related to sotrovimab against uncertain future pandemic demand, which has not been reported by GSK as cost-sharing amounts.

We may need to raise substantial additional capital to fund the development of our product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all and our ability to obtain additional capital could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Furthermore, there are no assurances that we will secure additional supply commitments from governments, which may be material to the commercial success of our product candidates.

Product candidates that we successfully develop and commercialize may compete with existing therapies, including competing antibody therapies, oral antivirals, prophylactic vaccines, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, in February 2022, the FDA approved an EUA for Eli Lilly Company’s, or Eli Lilly, antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate. Merck & Co., Inc., or Merck, Pfizer Inc., or Pfizer, and Eli Lilly have all been successful in securing government support and funding. AstraZeneca plc’s, or AstraZeneca, EVUSHELD™, a cocktail of two mAbs, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials and currently has an EUA for use as pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12. EVUSHELD has also been approved in Japan and the EU for use in treatment of adults and adolescents over the age of 12 at risk of severe disease progression of COVID-19. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Invivyd, Inc.’s, or Invivyd, adintrevimab.

There are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead Sciences, Inc., or Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older, Moderna, Inc.’s, or Moderna, COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen Biotech, Inc., or Janssen. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that there will be sufficient market demand for our COVID-19 therapies, that we will secure additional U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner and not have supply chain disruptions, all of which could negatively impact or eliminate demand for our COVID-19 therapies.

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

•
the ability to enter into procurement contracts with government entities, and our ability to meet our obligations under any such contracts;
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

In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Given the EUA revision by the FDA, it is possible that other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

In September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation and further limit the use of sotrovimab. If we are unable to sell or commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected.

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

We have invested a significant portion of our time and financial resources in the development of our product candidates and have initiated clinical trials for multiple product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and successfully commercialize our product candidates, if approved, in a timely manner. We may face unforeseen challenges in our product development strategy, and we can provide no assurances that our product candidates will be successful in clinical trials or will ultimately receive regulatory approval.

Sotrovimab has received marketing authorization in the EU and has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. In September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation (if at all) and further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. We have not obtained BLA approval in the U.S. for any product candidate to date. We operate in a highly regulated field, and it is possible that none of our product candidates will obtain regulatory approval.

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

We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV, and for the chronic treatment of hepatitis D virus, or HDV. Each of these product candidates has the potential to stimulate an effective immune response has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We have an ongoing Phase 2 clinical trial that combines VIR-2218 with pegylated interferon-alpha and a Phase 2 clinical trial that combines VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. We also have a Phase 2 clinical trial evaluating VIR-2218 and VIR-3434 as a monotherapy or in combination for the treatment of chronic HDV. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates pursuant to which we license a number of technologies to form our technology platforms. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved. We may in the future be required to make these payments, which could adversely affect our financial condition. In addition, we cannot be certain that we will achieve the results or benefits that justify entering into these agreements. For additional information regarding these and other collaboration, license and grant agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2021, or 2021 Form 10-K.

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

Since the beginning of the COVID-19 pandemic, and even before, there has been substantial research in the development of new drugs and biologics to address diseases caused by the coronavirus. Numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which are further along in the development process than we are. Other parties may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy that is easier to deliver and administer to patients in a timelier manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Companies with antibodies in clinical development include Invivyd, AstraZeneca, Brii Biosciences Offshore Limited, Celltrion Healthcare Co., Ltd., Eli Lilly, Invivyd and Regeneron Pharmaceuticals, Inc. Companies with oral antivirals in clinical development include Shionogi Inc., Gilead and others. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A. The industry and competitive landscape for COVID-19 treatments is rapidly changing, and we could have more competition in the future. In September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation (if at all) and further limit the use of sotrovimab.

The availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the unpredictable nature of pandemics and the prevalence of new variants or subvariants of COVID-19, such as certain Omicron subvariants, could negatively impact or eliminate demand for our COVID-19 therapies. For example, in March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older, Moderna’s COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. In February 2022, the FDA approved an EUA for Eli Lilly’s antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate. Merck, Pfizer and Eli Lilly have all been successful in securing government support and funding. AstraZeneca’s EVUSHELD™, a cocktail of two mAbs, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials and currently has an EUA for use as pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12. EVUSHELD has also been approved in Japan and the EU for use in treatment of adults and adolescents over the age of 12 at risk of severe disease progression of COVID-19. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Invivyd’s adintrevimab.

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

To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. In September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation (if at all) and further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. It is possible that the FDA and certain other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

Even if any of our product candidates receive marketing approval, they may fail to achieve adoption by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development and approval stages. To date, sotrovimab has been granted EUA, temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. In September 2022, the WHO issued new guidance strongly recommending against the use of sotrovimab in patients with non-severe COVID-19 on the basis that it is unlikely to work against currently circulating variants and subvariants. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether countries will align with the WHO recommendation (if at all) and further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on its determination that the underlying health emergency no longer exists or warrants such authorization or other reasons. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19, variants and subvariants of the disease, such as certain Omicron subvariants, and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates. For example, we and GSK continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge, and to collect and evaluate real-world evidence, both of which are being shared with regulatory authorities.

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

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval” in our 2021 Form 10-K. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options and/or restricted stock units for consulting services provided, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the new Presidential administration, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Additionally, in August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the Bipartisan Budget Act of 2018, will continue through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through June 2022 but the full 2% resumed as of July 1, 2022. Further, in February 2021 the FDA issued guidance strongly recommending that individual mAb products be developed with the expectation that they will be combined with one or more mAb products that bind to different epitopes to minimize the risk of losing activity against emergent variants. This type of government action could have a negative impact on our business, financial condition, results of operations and prospects.

Additionally, as a result of litigation challenging the interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, on December 27, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that rescinds the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform” in our 2021 Form 10-K.

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
•
disruptions caused by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic; and
•
carrier disruptions or increased costs that are beyond our control.

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

Furthermore, there are a limited number of suppliers and manufacturers that supply synthetic siRNAs. We currently rely on a limited number of suppliers and CDMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CDMOs to meet our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs. Included in these risks are potential delays or raw materials and component shortages including as a result of the COVID-19 pandemic, synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CDMO’s facility and ability to comply with the applicable manufacturing requirements, including use of the proper raw materials and components, which could result in unusable product. This would cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA supply requirements, we may need to secure alternative suppliers of synthetic siRNAs and/or key raw materials and components, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

In addition, manufacturers may have little or no experience with viral vector products and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our HCMV vector-based product candidates. The challenges to HCMV-based vaccine manufacturing include the large size of the virus, which precludes terminal sterile filtration, and that some vectors have a restricted growth phenotype in cells that reduces yields during manufacturing. To address these challenges, we have made significant internal investments in process development and scale-up, largely funded by grants from the Bill & Melinda Gates Foundation. We have established a cGMP process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred and executed at a CDMO specializing in live vaccine manufacturing. However, the existing process will require additional process development and scale-up for later stages of clinical development and commercial supply. To fulfill our HCMV supply requirements, we may need to secure alternative suppliers of viral vector products and/or key raw materials and components, and such alternative suppliers may not have the manufacturing experience or capacity required for HCMV-based vaccine manufacturing, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

The U.S. government has made statements and taken actions in recent years that have led to certain changes and may lead to additional changes to U.S. and international trade policies, including imposing several rounds of tariffs affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018 announced further tariffs targeting goods imported from China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development activities and commercial manufacturing, particularly with respect to raw materials and product that we import from China, including pursuant to our development and manufacturing arrangements with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We license a number of technologies to form our antibody platform and T cell platform, and the technology we use in our siRNA platform is licensed from Alnylam Pharmaceuticals, Inc. We have also developed certain product candidates using intellectual property licensed from third parties. A core element of our business strategy includes continuing to acquire or in-license additional technologies or product candidates for the treatment and prevention of serious infectious diseases.

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

Our operations, and those of our CDMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic and future pandemics.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, the evolution of new and existing variants or subvariants of COVID-19 that are resistant to existing treatments or vaccinations and any future pandemics.

The COVID-19 pandemic resulted in travel restrictions, quarantines orders and other restrictions by governments to reduce the spread of the disease. The effects of the restrictions related to the COVID-19 pandemic and our hybrid work policies, discussed below, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any future restrictions and other limitations on our ability to conduct our business in the ordinary course. Quarantines, shelter-in-place and similar government orders, or the perception that such orders or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our CDMOs that we use to supply our early-stage product candidates are located in China, where the COVID-19 outbreak was first reported and where there continue to government-imposed quarantines. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the COVID-19 outbreak in the region or other regions may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates.

In addition, our clinical trials have been affected by the COVID-19 pandemic. Site initiation and patient enrollment has been and may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been delayed or disrupted, which has adversely impacted our clinical trial operations.

Since March 2020, due to the COVID-19 pandemic, the majority of our workforce has been working from home. We now offer all of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains 100% voluntary, unless a person’s role requires them to be on site to do their job. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.

Additionally, operating our business with both remote and in-person workers could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. If we are unable to manage the cybersecurity and other risks of a flexible-first workforce model, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise adversely impacted.

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

The global pandemic of COVID-19 and the evolution of new and existing variants or subvariants that are resistant to existing treatments or vaccinations continue to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely are potentially vulnerable to malware, computer viruses, denial-of-service attacks (such as credential stuffing), ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information. We may also experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. We have experienced security breaches of our information technology systems, such as through business email compromises. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and operations.

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

In addition, our collaboration revenue and certain assets and liabilities are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and other currencies in which we do business will affect our operating results, often in unpredictable ways. We are also exposed to market risks related to our investments, including changes in fair value of equity securities we hold which may fluctuate from quarter to quarter and year to year. For additional information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q.

The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through November 1, 2022, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected some sectors of the stock market and investor sentiment and has resulted in significant volatility. In addition, economic trends and other external factors including, but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters, may impact the market price of our common stock and result in volatility. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

In addition, public statements by us, government agencies, our competitors, the media or others relating to the COVID-19 pandemic (including regarding our and others’ efforts to develop COVID-19 therapies) and the impact of such statements on investors’ general perception of our company and our business have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the COVID-19 pandemic, information in the public arena on this topic, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price. Moreover, sales of a substantial number of shares of our common stock by our stockholders in the public market or the perception that these sales might occur, have in the past, and may in the future depress the market price of our common stock. Information related to our research, development, manufacturing, regulatory and commercialization efforts with respect to any of our product candidates or information regarding such efforts by competitors with respect to their potential therapies, may meaningfully impact our stock price.

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

We have incurred and we will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

In light of the identified material weakness, we have developed a plan of remediation related to our process for the determination of the estimated profit-sharing amount to be constrained under the 2020 GSK Agreement. The remediation plan includes enhancing communication procedures and the timeliness of those procedures between non-financial personnel and those responsible for financial reporting related to relevant business information and designing specific procedures, at the appropriate level of precision, to review and ensure the completeness of our analysis, including the analysis of material assumptions, resulting in comprehensive documentation supporting management’s judgments and ensuring the completeness and the accuracy of the underlying information. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations and may require us to make costly changes to our operational processes and accounting systems.

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

VIR BIOTECHNOLOGY, INC.

Date: November 3, 2022	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Howard Horn
Howard Horn
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)