Form 10-K
period 2022-12-31
Vir Biotechnology, Inc.
filed 2023-02-28
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022 was approximately $2.0 billion based upon the closing price of its Common Stock on June 30, 2022 of $25.47 per share, as reported by The Nasdaq Global Select Market.

The number of shares of the Registrant’s Common Stock outstanding as of February 21, 2023 was 133,531,379.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

Auditor PCAOB ID: 42	Auditor: Ernst & Young LLP	Address: San Mateo, California

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, research and development, potential of, and expectations for, our pipeline, planned clinical trials and preclinical studies, technology platforms, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management, expected market growth, the timing of availability of clinical data, program updates and data disclosures, the ability of sotrovimab to treat and/or prevent COVID-19, our plans for sotrovimab, and our plans for our hepatitis B virus, hepatitis D virus, influenza, COVID-19 and human immunodeficiency virus portfolios, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Other sections of this report may include additional factors that could harm our business and financial performance. Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in commercialization of a product. Results in early-stage clinical trials may not be indicative of full results or results from later stage or larger scale clinical trials and do not ensure regulatory approval. You should not place undue reliance on these statements, or the scientific data presented. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

•
We rely on third parties to produce clinical and commercial supplies of our product candidates.
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

Our current pipeline consists of sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting hepatitis B virus, or HBV, hepatitis D virus, or HDV, influenza A virus, COVID-19, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

Our Pipeline

Our current product and product candidates are summarized in the chart below:

IFN-α: interferon alfa-2a; HBV: Hepatitis B Virus; HDV: Hepatitis D Virus; HIV: Human Immunodeficiency Virus

1: MARCH trial (Part B), PREVAIL platform trial (THRIVE/STRIVE sub-protocols); 2: GS-9688

*Vaccine designed to establish proof of concept in Phase 1 clinical trial to determine whether unique immune response observed in non-human primates can be replicated in humans; ultimately, any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

†sotrovimab for early treatment by intravenous (IV) administration currently has marketing approval, temporary authorization or emergency authorization, supplying >40 countries. In April 2022, the FDA (as defined below) deauthorized sotrovimab‘s use in all U.S. regions.

Sotrovimab and VIR-2482 incorporate Xencor’s XtendTM technology. VIR-3434 incorporates Xencor’s XtendTM and other Fc technologies.

HBV: According to the Hepatitis B Foundation, approximately 300 million people globally are chronically infected with HBV and approximately 900,000 of them die from HBV-associated complications each year. There is a significant unmet medical need for more effective therapies that lead to life-long control of the virus after a finite duration of therapy, which is the definition of a functional cure. For a registrational trial to demonstrate a functional cure, the formal endpoint accepted by the U.S. Food and Drug Administration, or FDA, is undetectable hepatitis B virus surface antigen, or HBsAg, defined as less than 0.05 international units per milliliter, or IU/ml, as well as HBV deoxyribonucleic acid, or DNA, less than the lower limit of quantification, in the blood six months after the end of therapy. Currently, a year-long course of pegylated interferon-alpha, or IFN-α, is the best available curative therapy. It has a low functional cure rate of approximately 3% to 7%. Alternatively, suppressive therapy with nucleotide/nucleoside reverse transcriptase inhibitors, or NRTIs, is commonly used, but patients often require a lifetime of therapy.

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

Building on previously disclosed data, in November 2022, we announced initial end of treatment data from our ongoing Phase 2 clinical trial (NCT04412863) evaluating VIR-2218 in combination with IFN-α for 24 and up to 48 weeks. 30.8% (4/13) of the participants receiving up to 48 weeks of VIR-2218 plus IFN-α treatment achieved higher rates of HBsAg seroclearance with anti-HBs seroconversion by the end of treatment. Participants receiving longer duration of VIR-2218 plus IFN-α had the greatest mean declines from baseline HBsAg (log10 IU/mL) levels at week 48 (2.9 ± 1.36). Across all cohorts, 10 participants receiving VIR-2218 plus IFN-α for 24 or up to 48 weeks achieved HBsAg seroclearance by week 48, and nine achieved anti-HBs levels >10 mIU/mL. All patients were virally suppressed on NRTIs. The treatment regimens were generally well tolerated and resulted in no new safety signals. Additional data are expected in the first half of 2023.

VIR-2218 is also being evaluated in additional clinical trials with collaborators. Brii Biosciences Offshore Limited, or Brii Bio, continues to lead the Phase 2 trial (NCT04749368) of VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the treatment of chronic HBV infection. Treatment has completed in this trial. Interim safety and efficacy were presented at the Asian Pacific Association for the Study of the Liver (APASL) in February 2023. Treatment of VIR-2218 alone or in combination with BRII-179 with and without coadjuvant IFN-α was generally well tolerated. Although the combination of VIR-2218 and BRII-179 had greater anti-HBs responses and improved HBsAg-specific T-cell responses, comparable HBsAg reduction was observed in all cohorts at end of treatment (EOT) (-1.7-1.8 log10 IU/mL). In December 2021, we and Gilead Sciences, Inc., or Gilead, initiated a Phase 2 clinical trial (NCT04891770) of VIR-2218 in combination with GS-9688 (selgantolimod), Gilead’s investigational TLR-8 agonist, and nivolumab, an approved PD-1 inhibitor, in both NRTI-suppressed patients and viremic patients. Patients with HBV treatment experience also may receive tenofovir alafenamide fumarate, or TAF. In February 2023, due to immune-related adverse events associated with nivolumab, which are consistent with the safety profile of the class, in the cohorts evaluating nivolumab in combination with VIR-2218 and GS-9688, nivolumab was discontinued.

VIR-3434 is an investigational subcutaneously administered HBV-neutralizing monoclonal antibody, or mAb. By targeting a conserved region of HBsAg, it is designed to block entry of all 10 genotypes of HBV into liver cells called hepatocytes and reduce the level of virions and subviral particles in the blood. VIR-3434, which incorporates Xencor, Inc.'s, or Xencor, Xtend and other Fc technologies, has been engineered to potentially function as a T cell vaccine against HBV in infected patients, as well as to have an extended half-life. These modifications are intended to enhance its potential to result in an HBV functional cure.

Building on previously disclosed data, in November 2022 we announced that a single dose of 75 mg or 300 mg of VIR-3434 to trial participants with chronic HBV infection with viremia resulted in rapid reductions in HBsAg and HBV DNA in the majority of participants not on NRTI therapy.

In July 2021, we initiated the Phase 2 Monoclonal Antibody siRNA Combination against Hepatitis B, or MARCH, trial (NCT04856085) to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection. In April 2022, we announced initial results from MARCH Part A, demonstrating that the combination of VIR-3434 and VIR-2218 resulted in an approximate 3 log decline in HBsAg with no drug-related safety signals reported at that time. In November 2022, we announced end of treatment data for all MARCH Part A cohorts, including that the combination of VIR-3434 and VIR-2218 achieved mean HBsAg reductions ≥2.7 log10 IU/mL in all cohorts, absolute HBsAg levels <10 IU/mL were achieved in most participants, and the combination was generally well tolerated with most adverse events being mild. All patients were virally suppressed on NRTIs. Additional MARCH Part A data are expected in the first half of 2023 and initial MARCH Part B data, evaluating VIR-2218 in combination with VIR-3434 for 24 and 48 weeks with and without interferon, are expected in the second half of 2023.

Initiation of the Phase 2 PREVAIL platform trial (NCT05612581) and its THRIVE/STRIVE sub-protocols of VIR-3434 and/or VIR-2218 and/or IFN-α in viremic patients with chronic HBV infection is expected in the first half of 2023. The THRIVE sub-protocol will evaluate inactive carriers defined as adults with chronic HBV that are hepatitis B virus e-antigen, or HBeAg, negative with HBV DNA ≤2000 IU/mL and alanine transaminase, or ALT, less than the upper limits of normal, or ULN. The STRIVE sub-protocol will evaluate immune active, treatment-naïve patients defined as adults with chronic HBV who have not received prior NRTI or IFN-α therapy and are HBeAg positive or negative with HBV DNA >2000 IU/mL, ALT > ULN and ≤ 5× ULN. Initial data are expected in the first half of 2024.

HDV: According to a 2020 article in the Journal of Hepatology, approximately 12 million people globally are infected with HDV, representing approximately 5% of the HBV population. HDV is considered the most severe and aggressive form of viral hepatitis leading to increased rates of cirrhosis, hepatocellular carcinoma, or HCC, hepatic decomposition, and liver failure. People with HDV are 3.9 times more likely to have hepatocellular carcinoma than people with HBV and have more rapid progression to liver-related death. There are no approved therapies for HDV in the U.S. and Hepcludex (bulevirtide), a once daily subcutaneous injection, has conditional approval in the European Union, or EU, and the U.K.

We are developing VIR-2218 and VIR-3434 for the chronic treatment and suppression of HDV. HBsAg is a critical component necessary for the HDV lifecycle. Both VIR-2218 and VIR-3434 act independently to inhibit the replication of HDV by targeting HBsAg. VIR-2218 inhibits the production of HBsAg by targeting a conserved region of the HBV genome and inhibiting production of all HBV proteins including HBsAg. VIR-3434 binds to a conserved region of HBsAg, which reduces the levels of HDV virions and also prevents the infection of hepatocytes with HDV.

In September 2022, we initiated the Phase 2 SOLSTICE trial (NCT05461170) evaluating once monthly subcutaneous injections of VIR-2218 and VIR-3434 as monotherapy and in combination for the chronic treatment of people living with HDV. The trial is assessing the safety and ability of the combination to reduce HDV viremia and normalize ALT, surrogate endpoints used for regulatory approval and endpoints that may improve clinical outcomes. Initial data are expected in the second half of 2023.

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

We are developing VIR-2482 as a universal prophylactic for influenza A and have designed it to address the limitations of flu vaccines, which we believe will lead to meaningfully higher levels of protection against seasonal and pandemic strains of influenza A. We anticipate that the initial registration population for VIR-2482 will include individuals at high risk of influenza A complications, such as the elderly with chronic lung disease or congestive heart failure.

In May 2021, we signed a definitive collaboration agreement, or the 2021 GSK Agreement, with Glaxo Wellcome UK Limited to expand our existing collaboration to include the research and development of new therapies for influenza and other respiratory viruses. See the section titled “Our Collaboration, License and Grant Agreements—Collaboration Agreements with GSK” for a description of the 2021 GSK Agreement.

VIR-2482 is an investigational intramuscularly, or IM, administered influenza A-neutralizing mAb. In vitro, VIR-2482 has been shown to neutralize all major strains of influenza A that have arisen since the 1918 Spanish flu pandemic and is designed as a universal prophylactic for influenza A. We believe that VIR-2482 has the potential to address the limitation of current flu vaccines and be able to be used year after year because it has broad strain coverage as opposed to the limited strain coverage generated by current vaccines. We also believe that it provides passive immunity rather than relying on a person to generate active immunity via a functional immune response, an ability that is known to decline with age. VIR-2482, which incorporates Xencor’s Xtend technology, has been engineered to extend its half-life so that a single IM dose has the potential to last the entire flu season, which is typically five to six months long. VIR-2482 is estimated to have a half-life of 58 days based on preliminary data.

In August 2019, we initiated a Phase 1 clinical trial (NCT04033406) for VIR-2482. VIR-2482 was well-tolerated in the approximately 100 healthy volunteers under age 65 dosed in Phase 1. In September 2022, we initiated a Phase 1b prophylaxis trial evaluating the safety of VIR-2482 in elderly participants (aged 65 and older) receiving a flu vaccine. Initial data are expected in mid-2023. In October 2022, we initiated the Phase 2 PrevENtIoN of IllnesS DUe to InfLuenza A, or PENINSULA, trial (NCT05567783) in healthy volunteers aged 18 to 64 to evaluate the safety, tolerability and efficacy of two different IM administered doses of VIR-2482 in preventing illness due to influenza A. The primary efficacy endpoint is the proportion of trial participants with protocol-defined influenza illness, requiring one systemic symptom and one respiratory symptom, with PCR confirmed influenza A infection, compared to placebo. Other endpoints will evaluate the effect of VIR-2482 on the severity and duration of illness in trial participants with confirmed influenza A compared to placebo. Initial data are expected in mid-2023. The PENINSULA trial is being funded in part with federal funds from the U.S. Department of Health and Human Services, or HHS; the Administration for Strategic Preparedness and Response, or ASPR; and the Biomedical Advanced Research and Development Authority, or BARDA, under Other Transaction, or OT, number 75A50122C00081.

COVID-19: According to the John Hopkins Coronavirus Resource Center, as of February 27, 2023, there have been almost 675.1 million recorded infections and almost 6.9 million recorded deaths worldwide from COVID-19. The FDA has granted either Emergency Use Authorization, or EUA, or marketing approvals to multiple vaccines, drugs and/or antibodies to prevent or treat COVID-19. The ongoing efficacy of these medicines, however, particularly as the virus mutates while it infects more people and comes under increased immune pressure, is uncertain.

In response to the ongoing COVID-19 pandemic, we have moved rapidly to address this global health challenge. Our focus is on treating and preventing severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 (the virus that causes COVID-19 illness), as well as potential future coronavirus outbreaks. To do so, together with our collaborator Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK), we are developing sotrovimab, as well as small molecules. Vir is also developing additional differentiated mAbs as well as vaccines.

Sotrovimab is a SARS-CoV-2-neutralizing mAb, based on a parent antibody, S309, which was derived from samples previously gathered for research on pan-coronavirus-neutralizing mAbs. Data suggest that sotrovimab has the potential for ‘dual-action’, or the ability to block viral entry into healthy cells and an enhanced ability to clear infected cells.

Early Treatment

In August 2020, we initiated the lead-in phase of our Phase 2/3 trial (NCT04545060) COVID-19 Monoclonal antibody Efficacy Trial - Intent to Care Early, or COMET-ICE, for the treatment of adults at high risk of hospitalization or death from COVID-19 via intravenous, or IV, administration. In May 2021, the FDA granted an EUA to sotrovimab for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. In December 2021, the European Commission granted marketing authorization to Xevudy® (sotrovimab) in the EU for the treatment of adults and adolescents at increased risk of progressing to severe COVID-19.

In March 2022, the FDA de-authorized sotrovimab’s use in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. Sotrovimab has obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®️) for early treatment of COVID-19, supplying more than 40 countries. Sotrovimab is not authorized in the U.S. Over 2.1 million doses of sotrovimab have been delivered as of December 31, 2022.

We continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge, and to collect and evaluate real-world evidence, both of which are being shared with regulatory authorities.

Prophylaxis

In August 2022, sotrovimab entered the Phase 3 PROphylaxis for PaTiEnts at Risk of COVID-19 InfecTion, or PROTECT-V, platform trial (NCT04870333) sponsored by Cambridge University Hospitals National Health Service, or NHS, Foundation Trust assessing the use of a 2 g dose of sotrovimab administered IV in uninfected, high-risk immunocompromised individuals. Timing of initial data will depend on continued rate of enrollment.

Hospitalized treatment

In December 2021, sotrovimab entered the Randomized Evaluation of COVID-19 Therapy, or RECOVERY, trial, a Phase 3 trial (NCT04381936) in the U.K. evaluating standard of care alone versus usual standard of care plus a single 1 g dose of sotrovimab given IV. Timing of initial data will depend on continued rate of enrollment.

In addition to sotrovimab, we are preparing for future pandemics with coronavirus mAbs that have the potential to be even broader and more potent than sotrovimab, pan-coronavirus vaccines designed with the aim to be variant-proof (initial pre-clinical proof of concept achieved), and small molecules that have the potential to treat multiple respiratory diseases like COVID-19 and influenza (initial pre-clinical proof of concept achieved).

VIR-7832, which has similar properties to sotrovimab, but is also designed to potentially enhance virus-specific T cell function, was evaluated in the U.K.’s NHS-supported AGILE initiative. The Phase 1b portion of the trial (NCT04746183) assessed safety of VIR-7832 at 50 mg, 150 mg and 500 mg IV doses. The Phase 2 portion of the trial was designed to assess safety and efficacy at 500 mg IV dose. The Phase 2a was stopped early due to concerns about the evolving COVID landscape, including circulating SARS-CoV-2 variants. No safety signals were reported in the Phase 1b or 2a portions of the trial.

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

We are developing VIR-1111 as a proof-of-concept HIV vaccine designed to elicit a type of immune response that is different from other vaccines. Learnings from VIR-1111 have informed the trial design for VIR-1388, which has additional modifications that have the potential to enhance immunogenicity compared to VIR-1111. We anticipate the initial registration population for our eventual HIV vaccine will be individuals at high risk of contracting HIV.

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

In December 2020, we initiated a Phase 1 trial (NCT04725877) of VIR-1111. In November 2022, we announced that safety and immunology data from the initial two cohorts of the trial showed no safety signals and no vector shedding or viremia reported to date. In addition, no sustained HIV insert-specific T cell responses were observed in the lower dose cohorts 1 and 2. Safety and immunology data from the highest dose cohort 3 are expected in the first half of 2023. This trial is being funded in part by the Bill & Melinda Gates Foundation.

VIR-1388 is a preclinical subcutaneously administered HIV T cell vaccine based on HCMV. Like VIR-1111, VIR-1388 has been designed to elicit T cells that recognize HIV epitopes that are different from those recognized by prior HIV vaccines and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. VIR-1388 has additional modifications that have the potential to enhance immunogenicity compared to VIR-1111. We expect to initiate a Phase 1 trial of VIR-1388 in the second half of 2023. This trial will be funded in part by the Bill & Melinda Gates Foundation and the National Institutes of Health’s Division of AIDS, through the HIV Vaccine Trials Network.

Additionally, in January 2022, we expanded our collaboration with the Bill & Melinda Gates Foundation to explore the development of broadly neutralizing antibodies designed to provide a “vaccinal effect” for the functional cure of HIV as well as the prevention of malaria.

Our Technology Platforms

Our four current technology platforms are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. We are using our platforms to advance sotrovimab and other current product candidates and generate additional product candidates for multiple indications.

Antibody Platform: We have established a robust method for capitalizing on unusually successful immune responses naturally occurring in people who are protected from, or have recovered from, infectious diseases. We identify rare antibodies from survivors that have the potential to treat and prevent rapidly evolving and/or previously untreatable pathogens via direct pathogen neutralization and immune system stimulation. The fully-human antibodies that we discover may also be modified to enhance their therapeutic potential. We have applied these methods to identify mAbs for a range of pathogens including SARS-CoV-2, HBV, HDV, influenza A and influenza B virus, Ebola, HIV, respiratory syncytial virus, or RSV, metapneumovirus, or MPV, malaria, rabies, clostridium difficile, Staphylococcus aureus, Klebsiella pneumoniae, and Acinetobacter spp. Examples of the power of this platform are sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®), our anti-SARS-CoV-2 mAb, and Ebanga (ansuvimab-zykl, formerly known as mAb114), the anti-Ebola virus mAb identified by our scientists in collaboration with the NIH and others and marketed by Ridgeback Biotherapeutics LP.

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

Our Team

We have an industry-leading management team and board of directors with significant experience in immunology and infectious diseases and progressing product candidates from early-stage research to clinical trials, regulatory approval and ultimately commercialization.

Our Chief Executive Officer, George Scangos, Ph.D., has spent over 30 years developing treatments in infectious disease, neuroscience and oncology, among other fields, and was previously the Chief Executive Officer of Biogen Inc., or Biogen, the Chief Executive Officer of Exelixis, Inc. and the President of Bayer Biotechnology. Dr. Scangos notified us on January 19, 2023, that he will retire from his position as President and CEO, effective April 3, 2023. Upon his retirement as President and CEO, Dr. Scangos will transition to an advisory role through June 2, 2023 and will continue as a member of the Board of Directors. His appointed successor is Marianne De Backer, MSc, Ph.D., MBA, currently Executive Vice President, Head of Pharmaceuticals Strategy, Business Development and Licensing/Open Innovation, and member of the Executive Committee for Bayer Pharmaceuticals. Dr. De Backer brings deep scientific expertise to her new role, as well as more than two decades of broad international leadership experience, including a strong track record in global expansion, innovation technology licensing and multiple billion-dollar mergers and acquisitions. She will be appointed as a member of the Board of Directors on April 3, 2023. Our Chief Medical Officer and Interim Head of Research, Phil Pang, M.D., Ph.D., was previously Chief Medical Officer of Riboscience LLC, and before that was the Harvoni® project lead at Gilead, where he led the team responsible for worldwide regulatory approval. Our Senior Vice President and Senior Research Fellow, Antonio Lanzavecchia, M.D., is a Member of the National Academy of Sciences, was a co-founder of Humabs BioMed SA, or Humabs, which we acquired in 2017, and was the Director of the Institute for Research in Biomedicine in Bellinzona, Switzerland. Our Executive Vice President and Chief Operating Officer, Johanna Friedl-Naderer, was previously President of Europe, Canada & Partner Markets for Biogen, where she served on the company's Global Leadership Team. Our Chief Technology Officer, Aine Hanly, Ph.D., was previously Vice President of Process Development for Amgen Inc., where she was accountable for clinical manufacturing and global supply of clinical trial materials. Our Senior Vice President of Regulatory Affairs and Program Leadership & Management, Lynne Krummen, Ph.D., previously served in many roles at Genentech, Inc. and F. Hoffmann-La Roche AG, including Head of U.S. Technical Development, Global Head of Technical Regulatory for Biologics, Head of Process Development and Clinical Development Project Team Lead for Avastin®. Our Chief Corporate Affairs Officer, Bolyn Hubby, Ph.D., was previously Chief Scientific Officer at Agenovir Corporation, which we acquired in 2018, and before that was the Vice President of Vaccines and Antimicrobials at Synthetic Genomics, Inc. Our Chief Administrative Officer, Steven Rice, was previously Chief Human Resources Officer at the Bill & Melinda Gates Foundation, and before that was Executive Vice President of Global Human Resources at Juniper Networks, Inc. Our Chief Financial Officer, Howard Horn, was previously Vice President,

Business Planning at Biogen, and before that was a senior consultant at McKinsey & Company and an equity analyst at UBS Group AG. On February 13, 2023, the Board of Directors appointed Sung Lee as Executive Vice President and Chief Financial Officer of the Company, effective as of March 27, 2023. Mr. Horn will step down as Chief Financial Officer of the Company effective upon Mr. Lee’s appointment on March 27, 2023, and will remain with the Company as Executive Vice President until April 28, 2023, to assist with the transition. Mr. Lee is currently the Chief Financial Officer and Management Board member of MorphoSys AG, a biopharmaceutical company. Mr. Lee brings a strong track record of driving financial performance, scaling global operations, leading large teams and communicating with investors around the world. Our Chief Data Officer, Amalio Telenti, was previously Chief Scientific Officer at Human Longevity, Inc., and before that was Chief Data Scientist at the Scripps Research Translational Institute and professor of genomics at Scripps Research.

Our board of directors is composed of leaders: from academia, Nobel laureate Phillip Sharp, Ph.D.; from the biopharmaceutical industry, Jeffrey Hatfield, Robert Perez, Saira Ramasastry, Elliott Sigal, M.D., Ph.D., and our Chairman Vicki Sato, Ph.D.; from the life science investment community, Robert More and Robert Nelsen (a co-founder); and from government, Janet Napolitano.

Our Strategy

We are a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. The core elements of our business strategy include:

•
Maximizing the impact of sotrovimab. Sotrovimab has been granted emergency authorization, temporary authorization or marketing approval, supplying more than 40 countries. We and GSK will continue to work actively with governments and payors around the world to make sotrovimab available to patients in need.
•
Rapidly advancing our pipeline. Currently underway are two Phase 3 clinical trials, seven Phase 2 clinical trials, and two Phase 1 clinical trials across five distinct therapeutic areas. We anticipate moving additional preclinical candidates into the clinic and initiating additional later-stage combination trials where applicable in the next 12-18 months.
•
Expanding our pipeline using our current technology platforms. We are leveraging our four current technology platforms to discover and develop novel product candidates for HBV, HDV, influenza A virus, COVID-19, and HIV, as well as additional viral, bacterial, fungal and parasitic infections, and potentially cancers.
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
•
Enabling global access to our future medicines. We have established relationships with organizations seeking to make a global impact like the Bill & Melinda Gates Foundation, BARDA, the NIH, and the NHS to further enable and facilitate access to our future medicines and to support our clinical development efforts. We will continue to pursue additional relationships like these moving forward.

Pipeline

Our current pipeline consists of a product and product candidates that address unmet needs caused by HBV, HDV, influenza A virus, COVID-19, and HIV.

IFN-α: interferon alfa-2a; HBV: Hepatitis B Virus; HDV: Hepatitis D Virus; HIV: Human Immunodeficiency Virus

1: MARCH trial (Part B), PREVAIL platform trial (THRIVE/STRIVE sub-protocols); 2: GS-9688

*Vaccine designed to establish proof of concept in Phase 1 clinical trial to determine whether unique immune response observed in non-human primates can be replicated in humans; ultimately, any candidates we advance as a potential HIV vaccine will require modifications to VIR-1111 before further clinical development.

†sotrovimab for early treatment by intravenous (IV) administration currently has marketing approval, temporary authorization or emergency authorization, supplying >40 countries. In April 2022, the FDA (as defined below) deauthorized sotrovimab‘s use in all U.S. regions.

Sotrovimab and VIR-2482 incorporate Xencor’s XtendTM technology. VIR-3434 incorporates Xencor’s XtendTM and other Fc technologies.

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

VIR-2218, an HBV-targeting siRNA, is currently in several Phase 2 clinical trials. Initial data with VIR-2218 in healthy volunteers demonstrated that it was generally well tolerated up to 900 mg. In addition, durable, dose-dependent reductions in HBsAg were observed in patients with chronic HBV suppressed on NRTI therapy at doses ranging from 20 mg to 200 mg with durability out to at least 48 weeks. In November 2022, we announced initial end of treatment data from our ongoing Phase 2 clinical trial evaluating VIR-2218 in combination with IFN-α for 24 and up to 48 weeks. 30.8% (4/13) of the participants receiving up to 48 weeks of VIR-2218 plus IFN-α treatment achieved higher rates of HBsAg seroclearance with anti-HBs seroconversion by the end of treatment. Participants receiving longer duration of VIR-2218 plus IFN-α had the greatest mean declines from baseline HBsAg (log10 IU/mL) levels at week 48 (2.9 ± 1.36). Across all cohorts, 10 participants receiving VIR-2218 plus IFN-α for 24 or up to 48 weeks achieved HBsAg seroclearance by week 48, and nine achieved anti-HBs levels >10 mIU/mL. All patients were virally suppressed on NRTIs. The treatment regimens were generally well tolerated and resulted in no new safety signals. Additional data are expected in the first half of 2023.

VIR-2218 is also being evaluated in additional Phase 2 clinical trials with collaborators. Brii Bio continues to lead the Phase 2 trial of VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the treatment of chronic HBV infection. Treatment has completed in this trial. Interim safety and efficacy data was presented at the APASL in February 2023. Treatment of VIR-2218 alone or in combination with BRII-179 with and without coadjuvant IFN-α was generally well tolerated. Although the combination of VIR-2218 and BRII-179 had greater anti-HBs responses and improved HBsAg-specific T-cell responses, comparable

HBsAg reduction was observed in all cohorts at EOT (-1.7-1.8 log10 IU/mL). In December 2021, we and Gilead initiated a Phase 2 clinical trial of VIR-2218 in combination with GS-9688 (selgantolimod), Gilead's investigational TLR-8 agonist, and nivolumab in both NRTI-suppressed patients and viremic patients. Patients with HBV treatment experience also may receive TAF. In February 2023, due to immune-related adverse events associated with nivolumab, which are consistent with the safety profile of the class, in the cohorts evaluating nivolumab in combination with VIR-2218 and GS-9688, nivolumab was discontinued.

VIR-3434, an HBV-neutralizing mAb, is currently in a Phase 2 clinical trial. Two analyses from our Phase 1 trial showed no safety signals in healthy volunteers dosed with up to 3,000 mg. Single doses of VIR-3434 up to 300 mg demonstrated dose-dependent, rapid reductions in HBsAg in chronic HBV patients suppressed on NRTI therapy. In November 2022, we announced that a single dose of 75 mg or 300 mg of VIR-3434 to trial participants with chronic HBV with viremia not on NRTI therapy resulted in rapid reductions in HBsAg and HBV DNA in the majority of participants. In July 2021, we initiated the Phase 2 MARCH trial to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection in patients suppressed on NRTI therapy.

In April 2022, we announced initial results from MARCH Part A that the combination of VIR-3434 and VIR-2218 resulted in an approximate 3 log decline in HBsAg with no safety signals reported to date. In November 2022, we announced end of treatment data for all MARCH Part A that the combination of VIR-3434 and VIR-2218 achieved mean HBsAg reductions >2.7 log10 IU/mL in all cohorts, absolute HBsAg levels <10 IU/mL were achieved in most participants, and no safety signals were reported to date. Additional MARCH Part A data are expected in the first half of 2023 and initial MARCH Part B data, evaluating VIR-2218 in combination with VIR-3434 for 24 and 48 weeks with and without interferon, are expected in the second half of 2023.

Initiation of the Phase 2 PREVAIL platform trial, which will evaluate the efficacy and safety of investigational therapies in participants with chronic HBV infection, is expected in the first half of 2023. The trial allows for a modular approach with a master protocol containing common elements shared across sub-protocol trials and interventions with an adaptive approach. Two sub-protocols are initially planned: the THRIVE sub-protocol in inactive carriers and the STRIVE sub-protocol in immune active, treatment naïve patients. Initial data are expected in the first half of 2024.

Disease Overview and Limitations of Current Standard of Care

HBV is a significant global health threat, characterized by high morbidity, mortality, and economic burden. According to the Hepatitis B Foundation, approximately 300 million people globally are chronically infected with HBV. In the United States, up to two million people are chronically infected with HBV. Up to 40% of patients with chronic HBV will develop significant clinical consequences including cirrhosis, decompensated cirrhosis, liver failure, and HCC. Globally, approximately 900,000 people die each year from HBV-associated complications.

There is a significant unmet medical need for finite versus chronic therapies that achieve functional cure. The most commonly used therapy for chronic HBV is life-long suppressive therapy with NRTIs, like tenofovir or entecavir. However NRTIs rarely achieve functional cure , defined as the sustained loss (seroclearance) of detectable HBsAg and HBV DNA in serum, after a finite course of treatment NRTIs prevent HBV ribonucleic acid, or RNA, from being transcribed into HBV DNA, which is a process known as reverse transcription. NRTIs therefore have little to no direct impact on covalently closed circular DNA, or cccDNA, the reservoir for HBV. It has been reported that after a year of therapy with NRTIs, zero to 3% of patients experience a functional cure. Additionally, NRTIs reduce, but do not eliminate, the risk of HBV associated liver failure and liver cancer. Despite its low utilization rate, suppressive therapy with NRTIs for HBV represented over a billion-dollar market in 2021.

An alternative treatment option for chronic HBV is a year-long course of IFN-α therapy, which has poor tolerability and low functional cure approximately 3% to 7% of the time. The mechanisms by which IFN-α, an immune cytokine, achieves a functional cure are not known, but there is additional evidence supporting the need for immune stimulation to achieve a functional cure.

Of the hundreds of millions of people with chronic HBV worldwide, only about 10% are diagnosed, and of those diagnosed, only about 22% are treated. New, functional cure therapies have potential to increase diagnosis and treatment rates. The projected size of the global HBV functional cure market is >$10 billion annually.

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

HBV releases infectious virions and subviral particles, or SVPs, from infected cells. Both virions and SVPs include forms of an HBV protein called HBsAg, a blood biomarker that indicates that the HBV cccDNA and/or intDNA in that patient’s hepatocytes are actively making HBV RNA and HBV proteins. For a registrational trial to demonstrate a functional cure, the formal endpoint accepted by the FDA, is undetectable HBsAg, defined as less than 0.05 IU/ml, as well as HBV DNA less than the lower limit of quantification, in the blood six months after the end of therapy. Achievement of this endpoint has been shown to predict improved clinical outcomes and the lack of need for further therapy.

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

Phase 1/2 Trial of VIR-2218. The trial was an adaptive clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of VIR-2218. It evaluated single ascending doses of VIR-2218 in healthy volunteers and multiple ascending doses in adults with chronic HBV suppressed on NRTI therapy. The study design is shown below.

VIR-2218 trial in healthy volunteers and patients with chronic HBV infection. Arrows indicate trial progression. HBeAg- = hepatitis B virus e-antigen negative; HBeAg+ = hepatitis B virus e-antigen positive; MAD = multiple ascending dose; SAD = single ascending dose; SC = subcutaneous.

Across healthy volunteers and chronic HBV patients, VIR-2218 has been generally well-tolerated. No clinically significant ALT abnormalities, which are a marker of liver inflammation, have been observed. In the Part A 900 mg cohort, asymptomatic Grade 1 ALT elevations with no associated changes in bilirubin, or other markers of liver function, have been observed. Three serious adverse events, or SAEs, have been reported, all in Part B. The first, a Grade 2 headache, resolved with intravenous fluids and non-opioid pain medications. This patient had additional symptoms of fever, nausea, vomiting and dehydration, assessed by us as consistent with a viral syndrome. The second SAE, a Grade 4 depression, occurred over 50 days after the last drug dose was administered, and was assessed by us as not related to VIR-2218. The third SAE, a patient suicide, occurred 241 days after the last dose of study drug and was assessed by us as not related to VIR-2218. Three Grade 3 adverse events of upper-respiratory tract infection, chest pain and low phosphate levels in the blood have also been reported. We did not consider any of these Grade 3 events as related to VIR-2218.

The biologic activity of VIR-2218 was assessed by declines in HBsAg. The activity of VIR-2218 through Week 48 for each dose level is shown in the graph below. For Parts B and C, the average baseline HBsAg levels were 3.3 log10 IU/mL and 3.9 log10 IU/mL, respectively. The average decline in HBsAg across HBeAg negative and HBeAg positive subjects at Week 16 was 1.5 log10, or an approximately 32-fold reduction. The declines observed in HBsAg at Week 16 ranged from 0.97 log10 to 2.2 log10, or an approximately nine to 160-fold reduction, after two 200 mg doses of VIR-2218 given four weeks apart. The average HBsAg level at Week 16 was 314 IU/mL, with half of the patients achieving HBsAg values < 100 IU/mL and 5/6 achieving HBsAg values < 1000 IU/mL. Five of the 12 patients that achieved HBsAg values of <100 IU/mL maintained it through Week 48. Therefore, even though HBsAg levels gradually rebounded, overall, a durable effect was observed.

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

VIR-3434 also has the potential to activate the immune system, via three different processes. First, due to specialized mutations in the Fc domain of VIR-3434, it has the potential to act as a T cell vaccine. VIR-3434, which incorporates Xencor’s XtendTM and other Fc technologies, has been engineered with mutations that enhance binding to the FcR IIa activating receptor and diminish binding to the FcR IIb inhibitory receptor. As such, VIR-3434 is designed to capture virions and SVPs, deliver such virions and SVPs to dendritic cells, or DCs, and instruct these DCs to mature and stimulate T cells that can eliminate HBV infected hepatocytes.

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

Phase 1 Trial of VIR-3434. The trial is an adaptive clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of VIR-3434. The current trial design of VIR-3434-1002 is shown below.

The Phase 1 clinical trial has four parts. Part A is a single ascending dose design in healthy volunteers with Parts B and C as single ascending dose designs in adults with chronic HBV on NRTIs. Patients in Part B had HBsAg levels less than 1,000 IU/ml for the 6 mg cohort and less than 3,000 IU/mL for the other cohorts. It is possible that patients with lower HBsAg levels will have a more profound response to VIR-3434 than patients with higher HBsAg levels. Patients with HBsAg levels greater than or equal to 3,000 IU/ml were evaluated in an optional Part C. In Part D, patients with HBV DNA greater than or equal to 1,000 IU/mL who were not receiving NRTI therapy were evaluated.

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

The primary endpoints across all parts of the trial were safety and tolerability. The key secondary endpoint in Parts B and C is the maximum reduction of serum HBsAg from baseline. In Part D, an additional key secondary endpoint is the maximum change of HBV DNA from baseline.

All cohorts have completed dosing up to 3,000 mg administered intravenously. Data from Part A up to 3000 mg IV was generally well tolerated with no clinical safety concerns observed. In Part B, most participants achieved a ≥1 log10 IU/mL reduction from baseline in HBsAg within 1-3 days. Mean HBsAg reductions in the 6 mg, 18 mg, 75 mg, and 300 mg groups were 1.30, 1.27, 1.96, and 2.21 log10 IU/mL, respectively, at nadir. All participants who received 75 mg or 300 mg of VIR-3434 achieved HBsAg <100 IU/mL and 5/6 (83%) in the 300 mg group achieved HBsAg <10 IU/mL. In Part D, single doses of 75 mg or 300 mg was associated with rapid reductions in HBsAg and HBV DNA in the majority of participants. Across both cohorts, 11/12 participants receiving VIR-3434 achieved a >1 log10 IU/mL decline in HBsAg and 11/12 achieved a >1 log10 IU/mL decline in HBV DNA with the changes in HBsAg and HBV DNA showing similar kinetics. Across all parts of the study, VIR-3434 was generally well tolerated with the majority of adverse events being mild to moderate in severity.

HBV Combinations and New Product Candidates

Phase 2 Trial of VIR-2218 in combination with IFN-α. The trial is a clinical trial evaluating the safety, tolerability, pharmacokinetics and antiviral activity of VIR-2218 alone and in combination with IFN-α in adults with chronic HBV infection on NRTIs. The trial is evaluating multiple doses of VIR-2218 200 mg, alone or in combination with IFN-α for 24 to 48 weeks. The trial cohorts are shown below.

VIR-2218-1001 Parts D and F are evaluating multiple doses of VIR-2218 alone or in combination with IFN-α in patients with chronic hepatitis B virus infection.

1.
HBsAg assay LLOQ and LLOD are 0.05 IU/mL. LLOD, lower limit of detection; LLOQ, lower limit of quantitation. All participants are virally suppressed on NRTIs.

VIR-2218 in combination with IFN-α for 24 weeks from Day 1 (Cohort 3) resulted in a more rapid and substantial decline in HBsAg compared to VIR-2218 alone (Cohort 1) and VIR-2218 lead-in followed by concomitant administration with IFN-α from Week 12-24 (Cohort 2). Through Week 24, mean HBsAg change from baseline were -1.9, -2.0, and -2.4 log10 IU/mL in Cohorts 1, 2, and 3, respectively, with greater than 1 log10 decline in HBsAg still at Week 48. Cohorts 4 and 5 evaluated treatment beyond 24 weeks. In both Cohorts 4 and 5, participants took VIR-2218 and IFN-α from Day 1 through Week 24. In Cohort 4, participants were eligible to continue IFN-α up to 48 weeks if they did not achieve HBsAg less than the lower limit of quantitation, or LLOQ, and participants in Cohort 5 were able to continue VIR-2218 and IFN-α up to Week 48 if they did not achieve HBsAg <LLOQ. If a participant in Cohorts 4 or 5 achieved HBsAg <LLOQ at 2 consecutive visits, they were eligible to stop therapy. Through Week 48, mean HBsAg change from baseline were -1.8 and -2.9 log10 IU/mL in Cohorts 4 and 5, respectively. Overall, 10 participants achieved HBsAg seroclearance by Week 48 across all cohorts with the majority occurring in Cohorts 4 and 5. Importantly, nine out of these 10 participants, including all four in Cohort 5, also achieved seroconversion defined as anti-HBsAb > 10 mIU/mL, which suggests the potential for durability of response after stopping therapy. The treatment regimens were generally well tolerated and resulted in no new safety signals.

Preliminary 48-week safety and efficacy data from novel investigative cohorts of VIR-2218 alone and in combination with IFN-α in participants with chronic HBV infection. All participants are virally suppressed on NRTIs.

Phase 2 Trial of VIR-2218 and VIR-3434 with and without IFN--α. In July 2021, we initiated the Phase 2 MARCH trial to evaluate the combination of VIR-2218 and VIR-3434 as a functional cure regimen for chronic HBV infection. We believe VIR-2218 and VIR-3434 have the potential to act in concert by inhibiting virion production, removing potentially tolerogenic HBV proteins, and stimulating new HBV specific T cells. All patients were virally suppressed on NRTIs.

MARCH: Monoclonal Antibody siRNA Combination against Hepatitis B; QW: weekly; Q4W, every 4 weeks

*Not exhaustive – does not include mono therapy arms for VIR-3434. Additional cohorts may be added

Part A of the MARCH trial evaluated the safety of the combination of VIR-2218 and VIR-3434. Cohort 1 was a lead-in with VIR-2218 followed by coadministration of VIR-3434 from Week 16-20. Cohort 2 and 3 evaluated the concomitant administration of VIR-2218 and VIR-3434 from Day 1 through Week 12, evaluating 18 mg and 75 mg VIR-3434 administered weekly. Cohort 1 demonstrated a mean 3.1 log10 decline in HBsAg at end of treatment while Cohorts 2 and 3 demonstrated a 2.7 log10 decline in

HBsAg. Although no participants achieved HBsAg <LLOQ, most participants achieved HBsAg <10 IU/mL. VIR-2218 in combination with VIR-3434 was generally well tolerated with most adverse events being mild.

Preliminary data from the ongoing open-label Phase 2 MARCH trial evaluating the safety, tolerability and antiviral activity of VIR-2218 in combination with VIR-3434 in virally suppressed participants with chronic HBV infection who received continuous NRTI therapy for two months or more. All participants are virally suppressed on NRTIs

Part B of the MARCH trial is currently enrolling and is evaluating the combination of VIR-2218 and VIR-3434 with and without IFN-α for 24 and 48 weeks. Initial data from Part B is expected in the second half of 2023.

Other Collaborators. In December 2021, we and Gilead initiated a multi-center, open-label Phase 2 clinical trial which is designed to evaluate the safety, tolerability and efficacy of various combinations of VIR-2218, GS-9688 (selgantolimod), Gilead’s investigational TLR-8 agonist, nivolumab, an approved PD-1 inhibitor, and TAF in adults with chronic HBV. The trial will enroll approximately 120 patients ages 18 to 65 who are either viremic or are NTRI-suppressed. Patients who are HBeAg-positive (an indicator of acute viral replication), as well as those who are HBeAg-negative, will be enrolled. The primary efficacy endpoint is the proportion of patients who achieve a functional cure (defined as HBsAg loss and HBV DNA <20 IU/mL at follow-up week 24). In February 2023, due to immune-related adverse events associated with nivolumab, which are consistent with the safety profile of the class, in the cohorts evaluating nivolumab in combination with VIR-2218 and GS-9688, nivolumab was discontinued.

In April 2021, Brii Bio initiated a Phase 2 trial of VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the treatment of chronic HBV infection. Treatment has completed in this trial. Interim safety and efficacy data were presented at the APASL in February 2023. Treatment of VIR-2218 alone or in combination with BRII-179 with and without coadjuvant IFN-α was generally well tolerated. Although the combination of VIR-2218 and BRII-179 had greater anti-HBs responses and improved HBsAg-specific T-cell responses, comparable HBsAg reduction was observed in all cohorts at EOT (-1.7-1.8 log10 IU/mL).

Initiation of the Phase 2 PREVAIL platform trial (NCT05612581) and its THRIVE/STRIVE sub-protocols of VIR-3434 and/or VIR-2218 and/or IFN-α in viremic patients with chronic HBV infection is expected in the first half of 2023. The PREVAIL platform approach allows for a modular approach with a master protocol containing common elements shared across sub-protocol trials and interventions with an adaptive approach. Two sub-protocols are initially planned. The THRIVE sub-protocol will initially evaluate the safety and efficacy of regimens containing combinations of an NRTI with VIR-3434 and/or VIR-2218 in inactive carriers defined as adults with chronic HBV that are HBeAg negative with HBV DNA ≤2000 IU/mL and ALT ≤ULN. The STRIVE sub-protocol will evaluate the safety and efficacy of regimens containing combinations of an NRTI with VIR-3434 and/or VIR-2218 and/or IFN-α in adults with chronic HBV infection who have not received prior NRTI or IFN-α treatment. Participants will be HBeAg positive or negative with HBV DNA >2000 IU/mL, ALT>ULN and ≤ 5× ULN. Initial data from the PREVAIL platform trial are expected in the first half of 2024.

Furthermore, in parallel with the above development programs, research efforts are underway to use our innate immunity platform to identify and disrupt the host proteins necessary for HBV cccDNA formation and stability, which we believe could result in a complete cure. We also have an HBV therapeutic vaccine that leverages our T cell platform in preclinical development. This is an example of the potential value of combining outputs from our four technology platforms to complex infectious diseases.

Chronic Treatment for HDV

Summary

We are developing VIR-2218 and VIR-3434 for the chronic treatment and suppression of HDV. HBsAg is a critical component necessary for the HDV lifecycle and both VIR-2218 and VIR-3434 act independently to inhibit the replication of HDV by targeting HBsAg. VIR-2218 inhibits the production of HBsAg by targeting a conserved region of the HBV genome and inhibiting production of all HBV proteins including HBsAg. VIR-3434 binds to a conserved region of HBsAg, which reduces the levels of HDV virions and prevents the infection of hepatocytes with HDV. VIR-2218 and VIR-3434 as monotherapy have independently demonstrated reduction in HBsAg of greater than 1 log10 and initial data when VIR-2218 and VIR-3434 are given together have demonstrated an additive effect of almost 3 log10 decline in HBsAg through at least 20 weeks of treatment. As HBsAg is required for the lifecycle of HDV, both VIR-2218 and VIR-3434 are expected to suppress the replication of HDV and to potentially improve clinical outcomes.

Disease Overview and Limitations of Current Standard of Care

HDV is a replication-defective virus that uses HBsAg as its envelope protein and therefore only occurs with HBV co-infection. Approximately 12 million people globally are infected with HDV, representing approximately 5% of the HBV population. HDV is considered the most severe and aggressive form of viral hepatitis leading to significantly more rapid progression towards cirrhosis, hepatocellular carcinoma, hepatic decomposition, and liver failure. People with HDV are 3.9 times more likely to have hepatocellular carcinoma than people with HBV and 2 times more likely to die from HDV vs. HBV mono-infection. Despite this high disease severity, there are no approved therapies for HDV in the U.S. although pegylated interferon alpha has been used off label with limited success due to its tolerability profile and low rates of sustained virologic response. Hepcludex (bulevirtide), a once daily subcutaneous injection, has conditional approval in the EU and the U.K. for the chronic treatment of HDV but has not yet been approved in the U.S. The projected size of the global HDV treatment market is >$2 billion annually.

VIR-2218 + VIR-3434 for HDV

Phase 2 Trial of VIR-2218 in combination with VIR-3434. In September 2022, we initiated the Phase 2 SOLSTICE trial evaluating once monthly subcutaneous injections of VIR-2218 and VIR-3434 as monotherapy and in combination for the chronic treatment of people living with HDV. The trial is assessing the safety and ability of the combination to reduce HDV viremia and normalize ALT, surrogate endpoints used for regulatory approval and endpoints that may improve clinical outcomes. Initial data are expected in the second half of 2023.

Universal Prophylaxis for Influenza A

Summary

We are developing VIR-2482 as universal prophylaxis for influenza A. VIR-2482 is a mAb that targets a conserved region of the influenza A hemagglutinin protein and consequently has the potential to prevent illness from any strain of influenza A, including seasonal and pandemic strains. In vitro, VIR-2482 has been shown to cover all major strains of influenza A that have arisen since the 1918 Spanish flu pandemic. Since flu vaccines have incomplete strain coverage and limited efficacy, the broad coverage of VIR-2482 may allow it to achieve higher protection levels and for it to be used year after year. In addition, because VIR-2482 is an antibody that can directly confer protection, it does not rely on a person to create their own antibodies. Thus, we believe VIR-2482 has the potential to be effective even in a person with a compromised immune system. VIR-2482 has been half-life engineered so that a single dose has the potential to last the entire flu season, which is typically five to six months long. VIR-2482 is currently in a Phase 2 clinical trial. VIR-2482 was well-tolerated in the approximately 100 healthy volunteers dosed in Phase 1.

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

Disease Overview and Limitations of Current Standard of Care

Seasonal influenza is a significant medical and economic burden, even with vaccines. There are two major types of influenza virus: type A and type B. Influenza A has been associated with more severe illness and has been the source of all known influenza pandemics. According to the CDC, influenza A accounts for nearly 80% of infections and approximately 75-85% of influenza hospitalizations.

Seasonal influenza is a huge medical and economic burden, even with vaccines. According to the WHO, on average, each year the influenza virus is estimated to infect 1 billion people and results in approximately 6 million hospitalizations and 290,000 to 650,000 deaths globally. According to the CDC, there are approximately X infections, 500,000 hospitalizations and 34,000 deaths in the U.S. alone each year due to flu. The large majority of these influenza-related deaths occurred in the elderly, defined as those 65 and older, and/or those with comorbidities at high risk for severe disease. These patients comprise a population with a high unmet need for better preventive measures. There are approximately 140 million people in the U.S., U.K., Germany, France, Spain, Italy and Japan who are 65 and older with a risk-factor for severe disease and between 21 and 42% of them are hospitalized each year if they get the flu.

According to the CDC, the efficacy of the seasonal flu vaccine has ranged from 10% to 60% over the past 16 years, with an average of 40%, overall, across all populations. The seasonal flu vaccine's efficacy in the elderly has been found to be notably lower, in some flu seasons as low as 10%. The limited success rate of current influenza vaccines has been attributed to two primary factors. First, flu vaccines have incomplete strain coverage and therefore often do not provide protection against all strains of influenza that circulate in a given season, despite being updated every year.

Second, flu vaccines are active immunizations that rely on a person's own immune system to create protective influenza virus antibodies, and many individuals do not generate an effective immune response. Clinical and technological advances in flu vaccines, such as cell-based manufacturing, mRNA-based vaccines and higher dose administration, do not address these fundamental limitations.

The projected size of the mAb flu prevention market is >$5 billion annually.

VIR-2482 for Influenza A

Molecular Characteristics and Preclinical Data. VIR-2482 is an investigational mAb targeting a functionally conserved epitope on the influenza A hemagglutinin protein located within the stem region. We believe that all strains of influenza, past and future, have and likely will contain this conserved epitope within the stem region. In preclinical studies, we have demonstrated that, in vitro, VIR-2482 covers all the major strains of influenza A that have arisen since 1918. Thus, unlike flu vaccines, whose incomplete strain coverage results in limited efficacy despite being updated every year, the broad coverage of VIR-2482 may allow it to achieve higher protection levels and to be used year after year. In addition, because VIR-2482 is an antibody that can directly confer protection, it does not rely on a person to create their own antibodies. Thus, we believe VIR-2482 has the potential to be effective irrespective of the status of a person’s immune system.

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

Phase 1 and 2 Trials of VIR-2482.

VIR-2482-3001 was a Phase 1 first-in-human, randomized, double-blinded, placebo-controlled single ascending dose trial in healthy adult volunteers with endpoints of safety, tolerability, and pharmacokinetics, or PK, when VIR-2482 is administered IM in four different doses: 60 mg, 300 mg, 1200 mg, and 1800 mg. This trial initiated in August 2019 and is now complete. The trial showed VIR-2482 was well-tolerated up to 1800 mg and is estimated to have a half-life of 58 days based on preliminary clinical data.

In September 2022, we initiated VIR-2482-4004, a Phase 1b prophylaxis trial evaluating the safety of VIR-2482 in elderly participants (aged 65 and older) receiving a flu vaccine. The trial is ongoing and initial data are expected in mid-2023.

In October 2022, we initiated PENINSULA, a Phase 2 randomized, double-blind, placebo-controlled, dose-ranging trial in healthy adult volunteers aged 18 to 64 to evaluate the safety, tolerability and efficacy of two different intramuscularly administered doses of VIR-2482 in preventing illness due to influenza A. The primary efficacy endpoint is the proportion of trial participants with protocol-defined influenza illness, requiring one systemic symptom and one respiratory symptom, with PCR confirmed influenza A infection, compared to placebo. Other endpoints will evaluate the effect of VIR-2482 on the severity and duration of illness in trial participants with confirmed influenza A compared to placebo. Enrollment is complete and initial data are expected in mid-2023. The PENINSULA trial is being funded in part with federal funds from the HHS; the ASPR; and the BARDA, under OT number 75A50122C00081.

In addition to VIR-2482, we are developing next generation antibodies that have the potential to be even broader, treating both influenza A and B, and more potent.

Treatment and Prophylaxis for COVID-19

Summary

In response to the ongoing COVID-19 pandemic, we have moved rapidly to address this global health challenge. Our focus is on treating and preventing COVID-19, as well as potential future coronavirus outbreaks. To do so, together with our collaborator GSK, we are developing the mAb sotrovimab, as well as small molecules. Vir is also developing additional differentiated mAbs as well as vaccines.

We are developing sotrovimab for the treatment and prophylaxis of COVID-19. Sotrovimab is based on a parent antibody, S309, which was derived from samples previously gathered for research on pan-coronavirus-neutralizing mAbs. Data suggest that sotrovimab and VIR-7832 have the potential for ‘dual-action’, or the ability to block viral entry into healthy cells and an enhanced ability to clear infected cells.

In May 2021, the FDA granted an EUA to sotrovimab for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. In December 2021, the European Commission granted marketing authorization to Xevudy® (sotrovimab) in the EU for the treatment of adults and adolescents at increased risk of progressing to severe COVID-19. In March 2022, the FDA de-authorized sotrovimab’s use in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant.

Sotrovimab has obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®️) for early treatment of COVID-19, supplying more than 40 countries. Sotrovimab is not authorized in the U.S. Over 2.1 million doses of sotrovimab have been delivered as of December 31, 2022.

We continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge, and to collect and evaluate real-world evidence, both of which are being shared with regulatory authorities.

We are also evaluating the use of sotrovimab in two additional indications: (1) to determine if sotrovimab can prevent symptomatic COVID-19 infection in uninfected immunocompromised adults, and (2) to evaluate if sotrovimab treatment can improve clinical outcomes in patients hospitalized with COVID-19.

In addition to sotrovimab, we are preparing for future pandemics with coronavirus mAbs that have the potential to be even broader and more potent than sotrovimab, pan-coronavirus vaccines designed with the aim to be variant-proof (initial pre-clinical proof of concept achieved), and small molecules that have the potential to treat multiple respiratory diseases like COVID-19 and influenza (initial pre-clinical proof of concept achieved).

VIR-7832, which has similar properties to sotrovimab, but is also designed to potentially enhance virus-specific T cell function, was evaluated in the U.K.’s NHS-supported AGILE initiative. The Phase 1b portion of the trial assessed safety of VIR-7832 at 50 mg, 150 mg and 500 mg IV doses. The Phase 2 portion of the trial was designed to assess safety and efficacy at 500 mg IV dose. The Phase 2a was stopped early due to concerns about the evolving COVID landscape, including circulating SARS-CoV-2 variants. No safety signals were reported in the Phase 1b or 2a portions of the trial.

Disease Overview and Limitations of Current Standard of Care

According to the John Hopkins Coronavirus Resource Center, as of February 27, 2023, there were almost 675.1 million recorded infections and almost 6.9 million recorded deaths worldwide from COVID-19. The FDA has granted either EUAs or marketing approvals to multiple vaccines, drugs and/or antibodies to prevent or treat COVID-19 in the U.S.

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

Importantly, the ongoing durability of current vaccines, small molecules, and mAbs in the setting of the continued emergence of variants is uncertain.

The size of the COVID-19 prevention and treatment market is projected to continue to be double-digit billions of dollars annually.

Sotrovimab for COVID-19

Molecular Characteristics. Sotrovimab is an investigational engineered human IgG1 neutralizing anti-SARS-CoV-2 monoclonal antibody that has Fc modifications that are designed to improve bioavailability in the respiratory mucosa and increase half-life, and incorporates Xencor’s XtendTM technology. Sotrovimab binds with high affinity to the receptor binding domain of the SARS-CoV-2 spike protein. It is designed to have dual-actions of neutralizing the virus by blocking viral entry into healthy cells, while also enhancing the ability to clear infected cells. Sotrovimab potently neutralizes live SARS-CoV-2 in vitro and in vivo, and binds to a highly conserved epitope that is shared with SARS-CoV-1, thus potentially leading to a wide breadth of sarbecovirus coverage and a higher barrier to resistance.

Phase 2/3 Trials of Sotrovimab.

COMET-ICE: Sotrovimab was evaluated as a treatment in adults with mild to moderate COVID-19 at high risk of hospitalization or death. This trial was a Phase 2/3, randomized, double-blind, multi-center, placebo-controlled trial investigating IV infusion of 500 mg of sotrovimab in adults with mild to moderate COVID-19 at high-risk of progression to severe disease, who were not hospitalized and did not require oxygen. The trial included a lead-in phase to evaluate the safety and tolerability of sotrovimab, followed by an expansion phase with 1:1 randomization of sotrovimab and placebo. The final COMET-ICE trial results in the full trial population of 1,057 participants demonstrated an adjusted relative risk reduction of 79% (p<0.001) in all-cause hospitalization for more than 24 hours or death due to any cause by Day 29 compared to placebo, meeting the primary endpoint of the trial.

PROTECT-V: Sotrovimab is being evaluated in a Phase 3 platform trial sponsored by Cambridge University Hospitals NHS Foundation Trust assessing the use of a 2 g IV dose of sotrovimab in uninfected, high-risk individuals. This is a randomized, double-blinded, placebo-controlled trial that is currently enrolling participants. The primary endpoint is PCR-confirmed symptomatic COVID-19 infection at three months. Key secondary endpoints include PCR-confirmed symptomatic COVID-19 infection at subsequent timepoints, time to confirmed SARS-CoV2 infection, safety, mortality and disease severity. Due to significant uncertainty in the anticipated infection rate, the sample size will be monitored and reviewed regularly by the independent Data Monitoring Committee (IDMC). Timing of initial data will depend on continued rate of enrollment.

RECOVERY: Sotrovimab is being evaluated in a randomized, controlled, open-label, platform trial assessing several possible treatments in patients hospitalized with COVID-19 in the U.K. Trial participants who are hospitalized with COVID-19 are eligible for random assignment in a 1:1 ratio to usual standard of care alone versus usual standard of care plus a single dose of sotrovimab given IV. Timing of initial data will depend on continued rate of enrollment.

Vaccine for HIV Prophylaxis

Summary

We are developing a vaccine to prevent HIV. We have designed VIR-1111 and VIR-1388 to elicit T cells that recognize HIV epitopes that are different from those recognized by prior HIV vaccines and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. An HLA-E restricted immune response has been shown to be associated with protection of NHPs from SIV. In December 2020, we initiated a Phase 1 trial for VIR-1111. VIR-1111 is a proof of concept vaccine, because, at minimum, changes to the vaccine antigen from HIV will be required before starting subsequent phases of clinical development. VIR-1388 has incorporated modifications that have the potential to enhance immunogenicity compared to VIR-1111 and provide broader coverage against circulating strains of HIV. We expect to initiate a Phase 1 trial of VIR-1388 in the second half of 2023.

Disease Overview and Limitations of the Current Standard of Care

According to UNAIDS, each year there are approximately 1.5 million new cases of HIV and approximately 700,000 HIV-related deaths globally. Unless treated, infection with HIV results in an almost universally fatal disease, acquired immune deficiency syndrome, or AIDS. According to the WHO, almost 36 million people have died from HIV-related illnesses globally.

Highly effective HIV treatments are now available, but these medicines only suppress HIV and are not curative. They require life-long administration and carry the risk for viral breakthrough and resistance. Furthermore, while HIV prevention programs based on behavioral modification, pharmacological intervention, use of barrier devices and other methods continue to be developed, such approaches have had at most a modest effect on HIV transmission globally in high-risk populations. Therefore, we believe the most effective means of curbing the worldwide HIV epidemic would be a safe and effective vaccine for individuals who are or may become sexually active. We believe that the target population for an HIV vaccine is comprised of billions of individuals and is potentially larger than the target population for Gardasil®, a vaccine to prevent human papillomavirus and the cancers human papillomavirus cause, due to the higher lethality associated with HIV. In 2022, Gardasil® revenue approximated $6.9 billion. Despite nearly 30 years of intensive efforts, no vaccine for HIV has been successfully developed.

The projected size of the HIV functional cure and prevention market is >$40 billion annually.

VIR-1111 and VIR-1388 for HIV

Molecular Characteristics and Preclinical Data. VIR-1111 is a proof-of-concept T cell vaccine based on HCMV that is designed to elicit T cells that recognize parts of HIV epitopes that are different from those recognized by prior HIV vaccines, and to stimulate a different and specific type of T cell immune response to HIV, known as an HLA-E restricted immune response. VIR-1388 contains modifications to enhance its immunogenicity and provide broader coverage against circulating strains of HIV compared to VIR-1111. In NHP models, T cell vaccines based on an RhCMV elicited T cells that recognized 3-4 times the number of epitopes compared to other vaccine platforms; the specific epitopes recognized were also different, as shown in the figure below. SIV is the NHP equivalent of HIV.

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

Phase 1 Trial of VIR-1111. The trial is a multiple ascending dose clinical trial designed to evaluate the safety, tolerability, reactogenicity and immunogenicity of VIR-1111 in CMV-positive healthy adult volunteers. The immunogenicity evaluation includes an assessment of the breadth and nature of the T cell response to the vaccine. The current trial design of VIR-1111-2001 is shown below. We initiated a Phase 1 clinical trial for VIR-1111 in December 2020. In November 2022, we announced that safety and immunology data from the initial two cohorts of the trial showed no safety signals and no vector shedding or viremia reported to date. In addition, no sustained HIV insert-specific T cell responses were observed in the first two cohorts. Safety and immunology data from the highest dose cohort is expected in the first half of 2023. The manufacture and early clinical development of VIR-1111 is funded by the Bill & Melinda Gates Foundation. Modifications to VIR-1111 will be required before subsequent phases of clinical development, as VIR-1111 is a proof of concept vaccine and will not in its current format result in a commercial product.

VIR-1111-2001 is a multiple ascending dose escalation trial in CMV seropositive, HIV uninfected healthy adult volunteers. Arrows indicate trial progression. CMV = cytomegalovirus, HIV = human immunodeficiency virus, SC = subcutaneous, ffu = focus forming units

Phase 1 Trial of VIR-1388. Learnings from VIR-1111 have informed the trial design of VIR-1388. We expect to initiate a Phase 1 trial of VIR-1388 in the second half of 2023. This trial will be funded in part by the Bill & Melinda Gates Foundation and the NIH’s Division of AIDS, through the HIV Vaccine Trials Network.

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

•
Effective regardless of an individual’s ability to generate their own immune response
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
•
Longer half-life than naturally occurring antibodies
•
Potential to induce a vaccinal effect, i.e., to elicit continued protection even after the mAb is no longer present

Sotrovimab (previously VIR-7831), VIR-3434 and VIR-2482 were generated using our antibody platform.

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

We have applied these methods to identify mAbs for a range of pathogens including SARS-CoV-2, HBV, HDV, influenza A and influenza B virus, Ebola, HIV, RSV, MPV, malaria, rabies, clostridium difficile, Staphylococcus aureus, Klebsiella pneumoniae, and Acinetobacter spp. Examples of the power of this platform are sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®), our anti-SARS-CoV-2 mAb, and Ebanga (ansuvimab-zykl, formerly known as mAb114), the anti-Ebola virus mAb identified by our scientists in collaboration with the NIH and others and marketed by Ridgeback Biotherapeutics LP.

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

Specific vaccinal mutations in the Fc domain can enhance immune responses to a pathogen in two ways. First, the mAb can deliver increased amounts of antigen to DCs. Second, FcRs deliver signals that activate DCs. In turn, activated DCs can stimulate T cells specific to the delivered antigen, resulting in T cell immunity. In this way, an antibody with vaccinal mutations can potentially actively immunize infected patients. The in vivo data supporting enhancement of the vaccinal effect through Fc mutants has been demonstrated by others in a CD20 positive tumor model, using mice with humanized Fc receptors. In this experiment, anti-CD20 mAbs and CD20 tumor cells were administered to mice months before being later rechallenged with a lethal dose of CD20 tumor cells. 80% of the mice who received a mAb with Fc mutants that enhanced binding to activating FcRs IIa and IIIa survived. Conversely, 70% or more mice who received a mAb without the enhancing Fc mutations died. This durable protection is believed to be the result of the induction of a T-cell response. We have also generated similarly compelling animal data in influenza. We are testing this technology in chronic HBV infection with VIR-3434, and if it performs as expected, we believe it may have applicability to multiple other infections including influenza and HIV.

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

VIR-1111 and VIR-1388 were generated using our T cell platform.

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

We believe that HBV persists in part due to the expression of viral proteins such as HBsAg, which potentially inhibit antibody, T cell, and innate immune responses. This prevents the immune response from clearing HBV. By inhibiting the expression of these viral proteins, we envision enhancing immune function in persistently infected individuals. Furthermore, we believe that combining siRNA therapy with products derived from our other platforms, including antibodies, T cells and innate immune modulators, may allow us to rapidly advance a functional cure for HBV and a chronic treatment for HDV as well.

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

Our Collaboration, License and Grant Agreements

Collaboration Agreements with GSK

2020 Collaboration Agreement with GSK

In June 2020, we entered into a definitive collaboration agreement with GSK, or the 2020 GSK Agreement, pursuant to which we agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration initially focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2, and potentially other coronaviruses, or the Antibody Program; (2) vaccines targeting SARS-CoV-2, and potentially other coronaviruses, or the Vaccine Program, and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2, and potentially other coronaviruses, or the Functional Genomics Program. The initial antibodies under the Antibody Program are sotrovimab (previously VIR-7831) and VIR-7832.

The original 2020 GSK Agreement contained the following key terms. For a period of four years beginning April 2020, the parties agreed to conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs, and under the oversight of a joint steering committee, or JSC. During such period, generally, subject to certain rights granted to WuXi Biologics (Hong Kong) Limited, or WuXi Biologics, under then existing agreements between us and WuXi Biologics, the parties would have an exclusive research collaboration with respect to antibody products directed to SARS-CoV-2 or to any other coronavirus, and in connection with functional genomics CRISPR screens for drug discovery and development in connection with SARS-CoV-2 or other coronaviruses. We are primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine in the Vaccine Program. GSK is primarily responsible for the commercialization activities for the Antibody Program (except in connection with sales of antibody products licensed to WuXi Biologics in mainland China, Hong Kong, Macau and Taiwan), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. We and GSK are required to use commercially reasonable efforts to conduct the activities assigned to each party under each development plan and to seek and obtain regulatory approval for collaboration products that arise from such activities in the United States and specified major markets. Subject to an opt-out mechanism, we and GSK share all development costs, manufacturing costs and costs and expenses for the commercialization of the collaboration products, with us bearing 72.5% of such costs for the antibody products, 27.5% of such costs for the vaccine products, and we and GSK sharing equally all such costs for the functional genomics products, and all profits will be shared in the same ratios. If we and GSK elect to conduct a technology transfer of manufacturing technology under our agreement with WuXi Biologics (as further described below), we will bear 72.5% of the costs related to such manufacturing technology transfer and for commercial manufacturing of the antibody products under such agreement with WuXi Biologics, and GSK will bear 27.5% of such costs. The parties will also share the committed costs for the reservation of manufacturing capacity for the drug substance for antibody products in the foregoing ratio under our agreement with Samsung as well as such costs relating to committed manufacturing capacity for antibody products as are approved by the JSC from time to time.

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

The 2020 GSK Agreement as amended will remain in effect with respect to each collaboration program for as long as there is a collaboration product being developed or commercialized by the lead party, or the non-opt-out party, in such program. Either party has the right to terminate the 2020 GSK Agreement in the case of the insolvency of the other party, an uncured material breach of the other party with respect to a collaboration program or collaboration product, or as mutually agreed by the parties.

In December 2021, Beecham S.A. assigned and transferred all its rights, title, interest, and benefit in the 2020 GSK Agreement to GlaxoSmithKline Biologicals S.A., including all its rights to bring claims under such agreement.

On May 27, 2022, we entered into Amendment No. 1 to the 2020 GSK Agreement, or Amendment No. 1. Pursuant to Amendment No. 1, we and GSK acknowledged that the antibody products that had been licensed to WuXi Biologics in mainland China, Hong Kong, Macau and Taiwan and had reverted to us pursuant to the Termination Agreement (described below) and agreed with GSK that they are now included in and governed by the 2020 GSK Agreement, subject to certain amendments relating to sotrovimab.

Under the terms of Amendment No. 1, GSK has the sole right to develop (including to seek, obtain or maintain regulatory approvals), manufacture and commercialize sotrovimab in and for mainland China, Hong Kong, Macau and Taiwan at GSK’s sole cost and expense (other than certain payments for which we remain responsible under certain of our existing agreements with third parties). GSK paid us a one-time upfront payment of $7.0 million in consideration for the rights and licenses granted to GSK under Amendment No. 1. In addition, GSK will be obligated to pay us tiered royalties on net sales of sotrovimab in mainland China, Hong Kong, Macau and Taiwan in percentages ranging from the high teens to the low thirties. Such royalties are payable to us during the term of the 2020 GSK Agreement applicable to the Antibody Program.

On February 8, 2023, we and GSK entered into Amendment No. 2 and Amendment No. 3 to the 2020 GSK Agreement. Pursuant to Amendment No. 2 to the 2020 GSK Agreement, effective as of March 31, 2022, or the Effective Date, we and GSK agreed to remove the Vaccine Program from the 2020 GSK Agreement, and to wind down and terminate the cost-sharing arrangements and all ongoing activities in relation to the Vaccine Program. As of the Effective Date, the Vaccine Program had not yet advanced to its predefined development candidate stage. We retain the right to progress development of vaccine products directed to SARS-CoV-2 and other coronaviruses independently (including with or for third parties) outside the scope of the 2020 GSK Agreement, subject to the payment of tiered royalties to GSK on net sales of any vaccine products covered by certain GSK intellectual property rights in the low single digits, subject to certain deductions in certain circumstances. Pursuant to Amendment No. 3 to the 2020 GSK Agreement, we and GSK agreed to modify the Antibody Program to remove from the collaboration all coronavirus antibodies other than sotrovimab and VIR-7832, and certain variants thereof. Sotrovimab and VIR-7832, and certain variants thereof, remain subject to the terms of the 2020 GSK Agreement, and we retain the sole right to progress the development and commercialization of the terminated antibody products independently (including with or for third parties), subject to the payment of tiered royalties to GSK on net sales of such terminated antibody products at percentages ranging from the very low single digits to the mid-single digits, depending on the nature of the antibody product being commercialized, and subject to certain deductions in certain circumstances.

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

In September 2022, GSK exercised its first Selected Pathogen Right, selecting RSV as its first pathogen under the Additional Programs of the 2021 GSK Agreement. GSK agreed to retroactively share the research and development costs that we had incurred under its RSV program since April 2022 in accordance with the applicable provisions of the 2021 GSK Agreement.

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

We and Alnylam were jointly responsible for funding the initial research and development activities for VIR-2218 through completion of proof of concept trials. Prior to the exercise of our option for each siRNA program directed to one of our selected infectious disease targets, Alnylam is responsible for conducting all development activities, at our expense, in accordance with an agreed-upon development plan. Following our exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, we are solely responsible, at our expense, for conducting all development, manufacture and commercialization activities for products arising from each such program unless Alnylam exercises its profit-sharing option. We are required to use commercially reasonable efforts to develop and commercialize one siRNA product directed to HBV and one siRNA product directed to the target of each other infectious disease program for which we exercise our option, in each of the major markets. If Alnylam exercises a profit-sharing option for a product, we will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

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

2018 License Agreement with MedImmune

In September 2018, we entered into a license agreement with MedImmune, or the 2018 MedImmune Agreement, pursuant to which we obtained a worldwide, exclusive license to develop and commercialize half-life extended versions of two specified antibodies under development by MedImmune that target influenza A and influenza B, respectively, for all uses in humans and animals. The license from MedImmune includes the grant of a sublicense under MedImmune’s license to certain intellectual property controlled by Humabs that was granted to MedImmune pursuant to the 2012 MedImmune Agreement. Under certain circumstances and during certain periods of time we have the right to nominate up to two variants of each of these antibodies for inclusion under the license. MedImmune retained the rights to continue to develop and to commercialize the two specified antibodies that target influenza A and influenza B, in each case that are not the half-life extended versions that are licensed to us. Additionally, we obtained a worldwide, exclusive license under MedImmune’s antibody half-life extension technology to develop and commercialize half-life extended antibodies directed to up to two additional targets selected by us for all uses in humans or animals for the prevention, treatment or diagnosis of infectious diseases and had the right to nominate such additional targets during a specified period following the effective date of the 2018 MedImmune Agreement.We are solely responsible, at our sole cost, for the development of products containing half-life extended versions of antibodies directed to the influenza targets and any additional selected targets, and are obligated to use commercially reasonable efforts to develop and obtain regulatory approval for at least one product containing half-life extended versions of antibodies directed to each of influenza A, influenza B and any additional targets, if applicable, in the United States and specified markets in Europe and Asia. We are also obligated to use commercially reasonable efforts to commercialize products containing half-life extended versions of antibodies directed to such targets in such markets. We are developing VIR-2482 using technology licensed under the 2018 MedImmune Agreement.

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

Master Exclusive License Agreement with OHSU

In June 2012, our subsidiary TomegaVax, Inc., or TomegaVax, entered into a master exclusive license agreement, or the OHSU Agreement, with Oregon Health & Science University, or OHSU. The OHSU Agreement was revised and restated in August 2014 and again in August 2019, at which time we assumed TomegaVax’s rights and obligations as licensee under the OHSU Agreement. Under the OHSU Agreement, we obtained a worldwide exclusive license under certain patent rights and a non-exclusive license under certain know-how to make, have made, use, offer to sell, sell, have sold and import certain products relating to CMV vectors in all fields of use. The OHSU Agreement provides for us to include within the license grant additional patent or know-how rights covering certain inventions arising at OHSU and relating to the use of CMV vaccine vectors through the execution of technology addenda, each such addendum, a Technology Addendum. Each Technology Addendum relates to one or more invention disclosures and their corresponding patent family or know-how rights. During the term of the OHSU Agreement to date, we have entered into 17 such Technology Addenda. We must use reasonably diligent efforts to develop and commercialize the CMV vector products consistent with its reasonable business practices and judgment, including by achieving certain specified development and regulatory milestones within certain periods. We use technology licensed under the OHSU Agreement in our T cell platform and in our product candidate VIR-1111.

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

With respect to programs for which Brii Bio exercises its options, Brii Bio will be required to pay us an option exercise fee for each such Vir program ranging from the mid-single-digit millions up to $20.0 million, determined based on the commercial potential of the licensed program. Brii Bio will also be required to pay regulatory milestone payments on a licensed product-by-licensed product basis ranging from the mid-single-digit millions up to $30.0 million, also determined based on the commercial potential of such program. Following commercialization, Brii Bio will be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products arising from each licensed program in the China Territory, up to an aggregate of $175.0 million per licensed program. Brii Bio also will pay us royalties that range from the mid-teens to the high-twenties, as described below. On June 12, 2020, Brii Bio notified us of the exercise of its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-2218 in the China Territory. Brii Bio paid us a $20.0 million option exercise fee in connection with the option exercise. We separately paid $10.0 million, half of the option proceeds, to Alnylam in connection with the Amended Alnylam Agreement. In July 2022, Brii Bio notified us of the exercise of its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-3434 in the China Territory. Brii Bio paid us a $20.0 million option exercise fee in connection with the option exercise. We are also eligible to receive the following payments related to VIR-3434 in the China Territory: a $30.0 million regulatory milestone payment, up to $175.0 million in sales-based milestone payments, and royalties on net sales ranging from mid-teens to mid-twenties.

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

Separately, in January 2018, March 2018 and January 2022, we entered into three grant agreements with the Bill & Melinda Gates Foundation, pursuant to which the Bill & Melinda Gates Foundation agreed to grant additional funding to us for our HIV, TB and vaccinal antibody programs, respectively, through the award of three research grants totaling in the aggregate up to $12.2 million with respect to the HIV program, up to $14.9 million with respect to the TB program, and up to $10.0 million with respect to the vaccinal antibody program if we achieve all the specified research and development milestones or reporting deliverables under the grants. In February 2020, we amended the HIV grant agreement pursuant to which we were awarded with a supplemental grant of $8.6 million. In addition, the term of the HIV grant agreement was extended through October 31, 2022, and we entered another amendment in September 2022 to further extend the term through September 2023. The TB grant agreement remained in effect until March 31, 2022 and was amended to extend the term through December 31, 2023. As of December 31, 2022, we had received $29.7 million with respect to the HIV program and $12.2 million with respect to the TB program.

In November 2021, we entered into a grant agreement with the Bill & Melinda Gates Foundation under which we were awarded a grant totaling up to $10.0 million to support the manufacturing and clinical activities of our HIV and TB vaccine programs. This grant agreement will remain in effect until August 30, 2023. As of December 31, 2022, we had received $6.5 million under this grant agreement.

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

We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1, Phase 2 and Phase 3 clinical trials. Material for any Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for our COVID-19 program, we and our collaborator GSK have executed manufacturing agreements with CDMOs having large-scale capacity to support future scale-up and product supply, particularly for commercialization. However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner or not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages, extended lead times, and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic.

Production Modalities

Antibody Platform

The technology and industrial processes for producing mAbs are well-established across the biopharmaceutical industry. Over the last 30 years, process optimization and standardization has enabled process portability and facilitated manufacturing with high success rates at most biologic CDMOs, as well as the partnered use of excess capacity with other biopharmaceutical companies. We rely on the mAb process platforms and manufacturing facilities of our CDMOs and strategic collaborators for all of our product candidate clinical supplies. For sotrovimab, we and our collaborator GSK have executed manufacturing agreements with large-scale CDMOs to support future scale-up and capacity, particularly for potential commercialization.

T Cell Platform

Our T cell platform is based on genetically engineered HCMV. We have attenuated the HCMV for the purpose of patient safety, but this attenuation also reduces its yield in production. To improve manufacturing efficiency and scale-up, we have made significant internal investments in process development, largely funded by the Bill & Melinda Gates Foundation. We have established a reproducible current Good Manufacturing Practices, or cGMP, manufacturing process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred to and executed at CDMOs specializing in live virus manufacturing.

siRNA Platform

We assumed responsibility for all manufacturing of Phase 2 and 3 clinical supplies for VIR-2218 in the first half of 2022 as well as for all commercial manufacturing in advance of any Phase 3 clinical trial. In addition to the current CDMOs supplying our clinical trials, other CDMOs as well as Alnylam are capable of producing kilogram-scale batches of siRNA and we may contract for scale-up and Phase 3 manufacturing at one of these qualified facilities.

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

Development and Manufacturing Collaboration Agreement with WuXi Biologics

In February 2020, we entered into a development and manufacturing collaboration agreement with WuXi Biologics, or the WuXi Biologics Collaboration Agreement, for the clinical development, manufacturing, and commercialization of our proprietary antibodies developed for SARS-CoV-2. Under the WuXi Biologics Collaboration Agreement, WuXi Biologics conducted cell-line development, process and formulation development, and initial manufacturing for clinical development. WuXi Biologics had the right to commercialize products incorporating such SARS-CoV-2 antibodies in mainland China, Hong Kong, Macau and Taiwan pursuant to an exclusive license granted for the selected SARS-CoV-2 antibodies that were developed. We had the right to commercialize such products in all other markets worldwide.

On May 16, 2022, we and WuXi Biologics entered into a Termination Agreement, or the Termination Agreement, pursuant to which we and WuXi Biologics terminated the WuXi Biologics Collaboration Agreement. Other existing agreements between us and WuXi Biologics remain in effect. Under the terms of the Termination Agreement, all licenses granted under the WuXi Biologics Collaboration Agreement were terminated and all rights to the SARS-CoV-2 antibody products in mainland China, Hong Kong, Macau and Taiwan reverted to us. We made a one-time termination payment to WuXi Biologics of $7.0 million in consideration for WuXi Biologics’ development activities under the WuXi Biologics Collaboration Agreement. Under the terms of the Termination Agreement, we are obligated to pay WuXi Biologics tiered royalties on net sales of sotrovimab in mainland China, Hong Kong, Macau and Taiwan ranging from low single digits to low double digits. Royalties are payable to WuXi Biologics for a specified royalty term and are subject to reduction in certain circumstances.

Letter Agreement, Assignment and Master Services Agreement with WuXi Biologics

In June 2020, we entered into a binding letter of intent with WuXi Biologics, or WuXi Biologics Letter of Intent, pursuant to which WuXi Biologics performs certain development and manufacturing services for our SARS-CoV-2 antibody program. Under the terms of the WuXi Biologics Letter of Intent, we had committed to purchase a firm and binding capacity reservation for the manufacture of a specified number of batches of drug substance of our SARS-CoV-2 antibody in 2020 and 2021. In addition, we had the right to order an additional specified number of batches of drug substance, provided we make such election by a specified date in the fourth calendar quarter in 2020. WuXi Biologics is obligated to reserve such manufacturing slots on a non-cancellable basis, and will manufacture the agreed number of batches of drug substance in accordance with an agreed manufacturing schedule. We were obligated to pay a total of approximately $130.0 million for such capacity reservation, if all batches are manufactured, inclusive of estimated raw material costs, with between 70% and 80% of the batch production fees owed to WuXi Biologics on a take-or-pay basis regardless of whether we utilize such manufacturing slots. The amounts were to be payable during 2020 and 2021 and invoiced on a per-batch basis. The SARS-CoV-2 antibody drug substance contemplated to be manufactured in accordance with the terms of the WuXi Biologics Letter of Intent will be utilized in connection with progressing the development and commercialization of the SARS-CoV-2 antibody product under our collaboration with GSK.

In August 2020, we entered into an Assignment and Novation Agreement with GSKTSL and WuXi Biologics effective as of July 29, 2020 pursuant to which we assigned and transferred to GSKTSL all of our right, title, and interest in, to and under the WuXi Biologics Letter of Intent, and GSKTSL became our successor in interest in and to all of our rights, duties, and obligations in, to and under the WuXi Biologics Letter of Intent. On August 4, 2020, GSKTSL entered into a non-exclusive Master Services Agreement for Commercial Manufacture of Drug Substance with WuXi Biologics effective as of July 29, 2020, or the WuXi Biologics MSA, thereby superseding the WuXi Biologics Letter of Intent, and pursuant to which, among other things, WuXi Biologics will perform development and manufacturing services for clinical and commercial supply of antibody products under our SARS-CoV-2 antibody program.

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

COVID-19

There are limited FDA-approved treatments and prophylactic vaccines for COVID-19 and several treatments, and a prophylactic vaccine are available under EUA. An IV administered antiviral, remdesivir, marketed by Gilead, is FDA-approved for treatment in the hospitalized and early-treatment settings. Currently, there are no mAbs available in the U.S. for use as treatment or prophylaxis against COVID-19. For example, in February 2022, the FDA approved an EUA for Eli Lilly and Company’s, or Eli Lilly, antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate; however, in November 2022 the FDA announced that bebtelovimab is no longer authorized in any U.S. region due to lack of activity against recent Omicron subvariants. AstraZeneca plc’s, or AstraZeneca . EVUSHELD™, a cocktail of two mAbs, was previously approved under an EUA for pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12 at risk for severe disease progression of COVID-19, but was deauthorized by the FDA in January 2023. EVUSHELD™ currently remains authorized in other countries where it is approved for COVID-19 pre-exposure prophylaxis and treatment, including the EU and Japan. Oral antiviral therapies from Merck & Co, Inc., or Merck, and Pfizer Inc., or Pfizer (molnupiravir and nirmatrelvir/ritonavir, respectively), are available under EUA in the mild to moderate early treatment setting. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, was approved by the FDA for individuals 12 years of age or older, Moderna, Inc.'s COVID-19 vaccine, Spikevax®, was approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen Biotech, Inc. Numerous large and small pharmaceutical and biotechnology companies are developing programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which are further along in the development process than we are. Companies with antibodies in clinical development include Invivyd, Inc., or Invivyd, AstraZeneca, Brii Bio, Celltrion Healthcare Co., Ltd., Eli Lilly and Regeneron Pharmaceuticals, Inc. Companies with oral antivirals in clinical development include Shionogi Inc., Gilead, Pardes Biosciences, Inc., Enanta Pharmaceuticals, Inc. and others. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants, thus, sotrovimab may be rendered inferior or obsolete in the future.

HBV

Current FDA-approved treatments for chronic HBV infection include IFN-α, marketed by Roche Holding AG, or Roche, and oral antiviral agents such as NRTIs, marketed by Gilead and Bristol-Myers Squibb Company. These treatments do not lead to either a functional or a complete cure in the vast majority of patients, and in the case of NRTIs, require life-long therapy. Several large and small pharmaceutical companies are developing programs with various mechanisms of action, to be used alone or in combination, with the goal of achieving an HBV functional or complete cure. Companies with RNAi agents in clinical development include Arbutus Biopharma Corporation, GSK, Janssen Pharmaceuticals, Inc., or Janssen (part of Johnson & Johnson, in partnership with Arrowhead Pharmaceuticals, Inc.), and Roche (in partnership with Dicerna Pharmaceuticals, Inc.) In addition, several companies are developing antibodies against surface antigen including GC Pharma, Bluejay Therapeutics & Huahui Health. Several companies, including Gilead, GSK, Janssen, and Vaccitech plc have therapeutic vaccines in late-preclinical or early-clinical development.

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

While several companies, including Janssen and SAB Biotherapeutics, Inc., have conducted clinical trials of antibodies for the treatment of influenza, to our knowledge, there are no other prophylactic antibodies currently in clinical development. Invivyd has stated that it intends to develop prophylactic antibodies for influenza.

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

HIV

No FDA-approved vaccine is currently available for the prevention of HIV. Several pharmaceutical companies, including GSK, Moderna Inc., and Worcester HIV Vaccine are actively engaged in vaccine research and development in this area. These and other companies are developing vaccines using viral vectors, nanoparticles, DNA, RNA, or formulations, with the goal of stimulating T cell-mediated and/or neutralizing antibody responses against HIV. To our knowledge, none are using a CMV-based vector. Numerous clinical trials of these vaccines are ongoing with support from the NIH Vaccine Research Center, the Bill & Melinda Gates Foundation, the U.S. military, the International AIDS Vaccine Initiative, the European Vaccine Initiative, the South African AIDS Initiative, and their academic and industry partners. In addition, many of these institutions, as well as pharmaceutical companies like Gilead and Viiv Healthcare Limited, or Viiv, are also studying the passive transfer of broadly neutralizing antibodies against HIV for prophylactic and therapeutic applications.

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

Our patent portfolio includes patents and patent applications that are licensed from a number of collaborators and other third parties, including Alnylam, OHSU, MedImmune, IRB, Rockefeller and Xencor, and patents and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates sotrovimab (previously VIR-7831), VIR-7832, VIR-2218, VIR-3434, VIR-2482, VIR-1111 and VIR-1388, and the use of these candidates for therapeutic purposes. Our proprietary technology has been developed primarily through acquisitions, relationships with academic research centers and contract research organizations.

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

In total, our patent portfolio, including patents licensed from our collaborators and other third parties, comprises over 100 different patent families as of December 31, 2022, filed in various jurisdictions worldwide. Our patent portfolio includes issued patents and patent applications in the United States and in many international countries. Our patent portfolio for our product candidates and technology platforms is outlined below:

Patent Portfolio by Product Candidate

Sotrovimab

Licensed Patents

Our sotrovimab intellectual property portfolio includes patents and patent applications that we have non- exclusively licensed from Xencor. As of December 31, 2022, these patents and applications include five issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2022, these patents and applications include 90 issued patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2025 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2022, one patent application pending in the United States directed to composition of matter claims. The 20-year term of any patents issuing from this application is estimated to expire in 2025, absent any available patent term adjustments or extensions.

Patents Owned by Us

Additionally, we own four patent families relating to sotrovimab. These families collectively include, as of December 31, 2022, two issued patents in the United States directed to composition of matter claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire in 2041, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2022, these families collectively include two patent applications and three provisional patent applications in the United States, one pending international Patent Cooperation Treaty, or PCT, application and 50 patent applications in Algeria, Argentina, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Egypt, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Kuwait, Malaysia, Mexico, New Zealand, Nigeria, Oman, Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Korea, Taiwan, Ukraine, United Arab Emirates, and Vietnam. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2041 and 2043, absent any available patent term adjustments or extensions.

We also co-own two patent families that collectively include, as of December 31, 2022, two pending PCT applications. These applications include pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

We also co-own one patent family that includes, as of December 31, 2022, one pending PCT application. This application includes method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

We also co-own one patent family that includes, as of December 31, 2022, one pending PCT application related to delivery of sotrovimab. This application includes composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

VIR-7832

Licensed Patents

Our VIR-7832 intellectual property portfolio includes a patent family that we have exclusively licensed from Rockefeller, which includes, as of December 31, 2022, issued patents in Nigeria and Organisation Africaine de la Propriété Intellectuelle (OAPI) (Africa), one pending patent application in the United States and 31 pending patent applications in the African Regional Intellectual Property Organization (ARIPO) (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Our VIR-7832 intellectual property portfolio also includes patents and patent applications that we have non-exclusively licensed from Xencor. As of December 31, 2022, these patents and applications include 10 issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims, methods of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2026, absent any available patent term adjustments or extensions.

Additionally, as of December 31, 2022, these patents and applications include 119 issued patents in Australia, Austria, Belgium, Bulgaria, Brazil, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2022, one patent application pending in the United States directed to composition of matter claims, and one patent application pending in India. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2023 and 2025, absent any available patent term adjustments or extensions.

Patents Owned by Us

Additionally, we own three patent families relating to VIR-7832. These families collectively include, as of December 31, 2022, two issued patents in the United States directed to composition of matter claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire in 2041, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2022, these families collectively include two patent applications in the United States, one pending international PCT application and s50 patent applications in Algeria, Argentina, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Egypt, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Kuwait, Malaysia, Mexico, New Zealand, Nigeria, Oman, Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Korea, Taiwan, Ukraine, United Arab Emirates, and Vietnam. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2041 and 2042, absent any available patent term adjustments or extensions.

We also co-own two patent families that collectively include, as of December 31, 2022, two pending PCT patent applications. These applications include pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

We also co-own one patent family that includes, as of December 31, 2022, one pending PCT application. This application includes method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

We also co-own one patent family that includes, as of December 31, 2022, one pending PCT application related to delivery of VIR-7832. This application includes composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

VIR-2218

Licensed Patents

Our VIR-2218 intellectual property portfolio includes three different patent families that we have exclusively licensed from Alnylam.

One of these families includes, as of December 31, 2022, two issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. This family also includes 52 issued patents in Albania, Australia, Austria, Belgium, Bosnia and Herzegovina, Bulgaria, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Eurasia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Italy, Japan, Jordan, Latvia, Lebanon, Lithuania, Luxembourg, Macao, Monaco, North Macedonia, Malta, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey, the U.K. and Vietnam directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2035, absent any available patent term adjustments or extensions. A third party filed a request for invalidation of the patent issued in China with the China National Intellectual Property Administration on December 31, 2021 and this invalidation proceeding has now concluded in favor of Vir and the subject China patent was held valid as amended.

Another of these families includes, as of December 31, 2022, one issued patent in the United States directed to method of treatment claims. This family also includes three issued patents in ARIPO (Africa), Nigeria and OAPI (Africa) directed to method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Another of these families includes, as of December 31, 2022, one issued patent in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. This family also includes two issued patents in Nigeria and OAPI (Africa) directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2039, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of December 31, 2022, three patent applications in the United States and 82 patent applications in ARIPO (Africa), Algeria, Argentina, Australia, Brazil, Canada, China, Eurasia, Europe, Gulf Cooperation Council (GCC), Hong Kong, India, Indonesia, Israel, Japan, Jordan, Malaysia, Mexico, New Zealand, OAPI (Africa), Pakistan, Paraguay, Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine, Venezuela and Vietnam directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2035 and 2039, absent any available patent term adjustments or extensions.

Patents Owned by Us

In addition, we own four different patent families that are directed to VIR-2218 in combination with one or more other therapeutics. One of these families includes, as of December 31, 2022, one issued patent in OAPI (Africa) directed to composition for use in treatment claims. The 20-year term of this patent is presently estimated to expire in 2040, absent any available patent term adjustments or extensions. The four families also collectively include, as of December 31, 2022, three pending provisional patent applications in the United States, two patent applications in the United States and 46 patent applications in ARIPO (Africa), Algeria, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine and Vietnam. The applications in these families include method of treatment claims and composition for use in treatment claims for VIR-2218 in combination as a second therapeutic. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2039 and 2043, absent any available patent term adjustments or extensions.

We also co-own another patent family directed to VIR-2218 in combination with another therapeutic. This family includes a pending PCT application and patent applications in Argentina and Taiwan, directed to method of treatment claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

VIR-3434

Licensed Patents

Our VIR-3434 intellectual property portfolio includes a patent family that we have exclusively licensed from Rockefeller, which includes, as of December 31, 2022, issued patents in Nigeria and OAPI (Africa), one pending patent application in the United States and 31 pending patent applications in ARIPO (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

Our VIR-3434 intellectual property portfolio also includes patents and patent applications that we have non-exclusively licensed from Xencor. As of December 31, 2022, these patents and applications include 10 issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2026, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2022, these patents and applications include 119 issued patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2022, one patent application pending in the United States directed to composition of matter claims, and one patent application pending in India. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2023 and 2025, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own two different patent families that include, as of December 31, 2022, one pending PCT patent application, one patent application in the United States and 19 patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Taiwan, Thailand, and Ukraine. These applications include composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire between 2040 and 2042, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own two different patent families related to VIR-3434. One of these families includes, as of December 31, 2022, two issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. This family also includes, as of December 31, 2022, 47 issued patents in Albania, ARIPO (Africa), Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Eurasia, Finland, France, Germany, Greece, Hong Kong, Hungry, Iceland, Indonesia, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Turkey and the U.K. that include composition of matter claims, pharmaceutical composition claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire in 2036, absent any available patent term adjustments or extensions.

The other patent family owned through our subsidiary Humabs that relates to VIR-3434 includes, as of December 31, 2022, two issued patents in Nigeria and OAPI (Africa), directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2039, absent any available patent term adjustments or extensions.

These two families owned by Humabs also collectively include, as of December 31, 2022, two pending patent applications in the United States and 50 pending patent applications in ARIPO (Africa), Australia, Bahrain, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Kuwait, Macao, Malaysia, Mexico, Nigeria, New Zealand, OAPI (Africa), Oman, the Philippines, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine, United Arab Emirates and Vietnam. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2036 and 2039, absent any available patent term adjustments or extensions.

VIR-2482

Licensed Patents

Our VIR-2482 intellectual property patent portfolio includes two different patent families that we have exclusively licensed from MedImmune, which collectively include, as of December 31, 2022, two issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. These families also collectively include, as of December 31, 2022, 55 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Gibraltar, Greece, Guernsey, Hong Kong, Hungry, Iceland, Ireland, Italy, Japan, Jersey, Latvia, Lithuania, Luxembourg, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Russia, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey and the U.K. that include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2034 and 2037, absent any available patent term adjustments or extensions.

The two families licensed from MedImmune also collectively include, as of December 31, 2022, three patent applications in the United States and 25 patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, Russia, Singapore, South Korea and Taiwan. The applications in these families include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2034 and 2037, absent any available patent term adjustments or extensions.

Our VIR-2482 intellectual property portfolio also includes patents and patent applications that we have non-exclusively licensed from Xencor. As of December 31, 2022, these patents and applications include five issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2025, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2022, these patents and applications include 90 issued patents in Australia, Austria, Belgium, Brazil, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2025 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2022, one patent application pending in the United States directed to composition of matter claims. The 20-year term of any patents issuing from this application is estimated to expire in 2025, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own one patent family that includes, as of December 31, 2022, one pending application in the United States and 18 patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Thailand and Ukraine. These applications include composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

Through our subsidiary Humabs, we co-own a patent family (with MedImmune) that includes, as of December 31, 2022, two issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. This family also includes 54 issued patents in Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Gibraltar, Greece, Guernsey, Hong Kong, Hungry, Iceland, Ireland, Italy, Japan, Jersey, Latvia, Lithuania, Luxembourg, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, Russia, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey and the U.K. that include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

This co-owned family also includes, as of December 31, 2022, one patent application in the United States and 15 patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, South Korea, Mexico, Russia, Singapore and Taiwan. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2034, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own a patent family that includes, as of December 31, 2022, one pending application in the United States and 34 pending applications in Algeria, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Egypt, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Kuwait, Malaysia, Mexico, New Zealand, Nigeria, Oman, Philippines, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, Ukraine, United Arab Emirates and Vietnam. The application in this family includes composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from the patent application in this family is presently estimated to expire in 2040, absent any available patent term adjustments or extensions.

In addition, through our subsidiary Humabs, we own a patent family that includes, as of December 31, 2022, two pending provisional applications in the United States. These applications include pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from the patent application in this family is presently estimated to expire in 2043, absent any available patent term adjustments or extensions.

VIR-1111

Licensed Patents

Our VIR-1111 intellectual property patent portfolio includes three different patent families that we have exclusively licensed from OHSU. These patent families are generally directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims.

The three families collectively include, as of December 31, 2022, five issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2031 and 2035, absent any available patent term adjustments or extensions. Additionally, the three patent families collectively include, as of December 31, 2022, 180 issued patents in Albania, ARIPO (Africa), Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Eurasia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Macao, Monaco, North Macedonia, Malta, Mexico, New Zealand, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Turkey, Ukraine and the U.K. The 20-year term of these patents is presently estimated to expire between 2025 and 2035, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of December 31, 2022, three patent applications in the United States and 20 patent applications in ARIPO (Africa), Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, India, Japan, Mexico, New Zealand, Singapore, South Africa and Thailand. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2025 and 2035, absent any available patent term adjustments or extensions.

VIR-1388

Licensed Patents

Our VIR-1388 intellectual property patent portfolio includes four different patent families that we have exclusively licensed from OHSU. These patent families are generally directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims.

Two of these four families collectively include, as of December 31, 2022, three issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire in 2035, absent any available patent term adjustments or extensions. Additionally, three of the four patent families collectively include, as of December 31, 2022, 33 issued patents in ARIPO (Africa), Australia, Canada, China, Eurasia, France, Germany, Israel, Japan, Macao, Mexico, New Zealand, Netherlands, Singapore, South Korea, Switzerland, Ukraine and the U.K. The 20-year term of these patents is presently estimated to expire between 2025 and 2035, absent any available patent term adjustments or extensions.

The four licensed families also collectively include, as of December 31, 2022, five patent applications in the United States and 77 patent applications in ARIPO (Africa), Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, India, Israel, Japan, Mexico, Malaysia, New Zealand, Nigeria, OAPI (Africa), Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, Ukraine and Vietnam. The 20-year term of any patents issuing from patent applications in these families is presently estimated to expire between 2025 and 2040, absent any available patent term adjustments or extensions.

Patents Owned by Us

We co-own a patent family that includes, as of December 31, 2022, one issued patent in the United States directed to composition of matter claims and method of treatment claims. Additionally, this patent family includes, as of December 31, 2022, two issued patents in Eurasia and Mexico, directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The family also includes two patent applications in the United States and 28 patent applications in ARIPO (Africa), Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Thailand and the Ukraine directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of the issued patents and any patents issuing from patent applications in this family is presently estimated to expire in 2035, absent any available patent term adjustments or extensions.

Additionally, we own a family that includes, as of December 31, 2022, a pending PCT application and patent applications in Argentina and Taiwan, directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

Patent Portfolio by Technology Platform

siRNA Platform

Licensed Patents

Our siRNA intellectual property portfolio includes three additional different patent families that we have exclusively licensed from Alnylam. Two of the three families collectively include, as of December 31, 2022, 10 issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions. Additionally, the three patent families collectively include, as of December 31, 2022, 79 issued patents in Albania, Australia, Belgium, Canada, China, Croatia, Denmark, Finland, France, Germany, Hungary, Iceland, India, Indonesia, Ireland, Japan, Latvia, Lithuania, Luxembourg, Macao, Monaco, Netherlands, North Macedonia, Norway, Russia, Singapore, Slovenia, South Korea, Sweden, Switzerland and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of these patents is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions.

The three licensed families also collectively include, as of December 31, 2022, two patent applications in the United States and seven patent applications in Canada, Europe, Hong Kong, India, Japan, and Thailand directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of the issued patent and any patents issuing from pending patent applications in these families is presently estimated to expire between 2024 and 2031, absent any available patent term adjustments or extensions.

We have also exclusively licensed from Alnylam, as of December 31, 2022, three issued patents in the United States directed to composition of matter claims, pharmaceutical composition claims and method of treatment claims. The 20-year term of these patents is presently estimated to expire between 2022 and 2028, absent any available patent term adjustments or extensions.

We also have an exclusive license to additional Alnylam platform technology for HBV licensed products.

Antibody Platform

Licensed Patents

We have exclusively licensed from Rockefeller a patent family that includes, as of December 31, 2022, issued patents in Nigeria and OAPI (Africa), one pending patent application in the United States and 31 pending patent applications in ARIPO (Africa), Algeria, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam. The applications in this family include composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of any patents issuing from the application in this family is presently estimated to expire in 2038, absent any available patent term adjustments or extensions.

We have exclusively licensed from IRB two patent families that relate to our antibody platform technology. One of these families includes, as of December 31, 2022, two issued patents in the United States directed to process (methods of producing) claims, and 23 issued patents in Austria, Australia, Belgium, Czechia, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Portugal, Romania, Singapore, Spain, Sweden, Switzerland, Turkey and the U.K. directed to process (methods of producing) claims. The two families also collectively include, as of December 31, 2022, two pending patent applications in the United States directed to process (methods of producing) claims, as well as one patent application in the United States and 19 patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Thailand and Ukraine directed to composition of matter claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of the issued patents and any patent issuing from the pending patent applications in these families is presently estimated to expire between 2024 and 2038, absent any available patent term adjustments or extensions.

In addition, we have non-exclusively licensed a group of patents and applications from Xencor. As of December 31, 2022, these patents and applications include 10 issued patents in the United States directed to composition of matter claims, methods of extending antibody serum half-life claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2026, absent any available patent term adjustments or extensions. Additionally, as of December 31, 2022, these patents and applications include 119 issued patents in Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, South Korea, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treatment claims and process (methods of producing) claims. The 20-year term of these patents is presently estimated to expire between 2023 and 2028, absent any available patent term adjustments or extensions.

The patents and applications we have non-exclusively licensed from Xencor also include, as of December 31, 2022, two patent applications pending in the United States directed to composition of matter claims and process (methods of producing) claims, and one patent application pending in India. The 20-year term of any patents issuing from these patent applications is presently estimated to expire between 2023 and 2025, absent any available patent term adjustments or extensions.

Patents Owned by Us

We also own, with our subsidiary Humabs, one patent family that includes, as of December 31, 2022, one pending PCT application and one patent application in Taiwan. These applications include composition of matter claims, pharmaceutical composition claims, method of treatment claims and composition for use in treatment claims. The 20-year term of any patents issuing from patent applications in this family is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

T Cell Platform

Licensed Patents

We have exclusively licensed from OHSU 10 different patent families related to our T cell portfolio.

Eight of the 10 families collectively include, as of December 31, 2022, 15 issued patents in the United States, directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims and process (methods of producing) claims. The 20-year term of the issued patents in these families is presently estimated to expire between 2031 and 2037, absent any available patent term adjustments or extensions. In addition, nine of the 10 families collectively include, as of December 31, 2022, 259 issued patents in Albania, ARIPO (Africa), Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czechia, Denmark, Germany, Estonia, Eurasia, Finland, France, Greece, Hong Kong, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, North Macedonia, Malta, Macao, Mexico, Monaco, Netherlands, Norway, New Zealand, OAPI (Africa), Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Switzerland, Tunisia, Turkey, Ukraine and the U.K. directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (methods of producing) claims. The 20-year term of the issued patents in these families is presently estimated to expire between 2025 and 2037, absent any available patent term adjustments or extensions.

The 10 patent families also collectively include, as of December 31, 2022, nine patent applications in the United States, and 100 patent applications in Algeria, ARIPO (Africa), Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, Eurasia, Europe, Guatemala, Hong Kong, Indonesia, Israel, India, Japan, Malaysia, Mexico, New Zealand, Nigeria, OAPI (Africa) Panama, Peru, Philippines, Singapore, South Africa, South Korea, Thailand, the Ukraine and Vietnam directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (methods of producing) claims. The 20-year term of any patents issuing from pending patent applications in these families is presently estimated to expire between 2025 and 2040, absent any available patent term adjustments or extensions.

Patents Owned by Us

In addition, we own two patent families that include, as of December 31, 2022, two pending PCT applications and three patent applications in Argentina and Taiwan directed to composition of matter claims, pharmaceutical composition claims, method of treatment claims, composition for use in treating claims and process (method of producing) claims. The 20-year term of any patent issuing in these families is presently estimated to expire in 2042, absent any available patent term adjustments or extensions.

Innate Immunity Platform

We have know-how relating to our innate immunity platform and are continually developing our intellectual property in this area, as well as evaluating external technologies and assets that may also help grow this platform.

We do not currently license or own any patents related to our innate immunity platform.

Patent Term and Term Extensions

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the U.S. Patent and Trademark Office’s, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval. In addition, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it, or a method of manufacturing may be extended. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

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
•
performance of adequate and well-controlled human clinical trials in accordance with FDA’s Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of a drug candidate, and compliance with cGMP to establish safety, purity and potency of a proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a new drug application, or NDA, or biologics licensing application, or BLA, as applicable, after completion of all pivotal clinical trials;
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

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. These studies are typically referred to as IND-enabling studies. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor, and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research patients or patients are being exposed to an unacceptable health risk. Similarly, an institutional review board can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the institutional review board’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Under the PHSA, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. Additionally, before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

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

With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

Emergency Use Authorization

In emergency situations, such as a pandemic, and with a declaration of a public health emergency by the Secretary of the U.S. Department of Health and Human Services, or HHS, the FDA has the authority to allow unapproved medical products or unapproved uses of cleared or approved medical products to be used to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by chemical, biological, radiological or nuclear warfare threat agents when there are no adequate, approved, and available alternatives.

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

On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19. On February 4, 2020, HHS determined that COVID-19 represents a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and, subsequently, declared on March 24, 2020, that circumstances exist to justify the authorization of emergency use of certain medical products, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. The declaration of the Secretary of HHS has been further updated and the FDA has issued numerous guidance to sponsors seeking to obtain EUAs to diagnose and treat COVID-19. The declaration of a public health emergency related to COVID-19 was most recently renewed on January 11, 2023.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective. In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biopharmaceutical products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patients access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical trials, animal trials and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In

December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent and a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant. If the applicant does not challenge the listed patents, or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b) (2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity. For drug products, the six-month exclusivity may be attached to the term of any existing patent or regulatory exclusivity, including the orphan exclusivity and regulatory exclusivities available under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the sponsor agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six‑month exclusivity may be granted if a sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, additional protection is granted.

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

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter.

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

Pharmaceutical Prices

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter, beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Further, some countries outside of the United States, including the EU member states, Switzerland and the U.K., have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to process personal data, including health data from clinical trials and adverse event reporting. For additional information regarding the GDPR, see the section titled “Business—Government Regulation and Product Approval —Privacy Laws.”

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

Various states, such as California and Texas, have implemented privacy laws and regulations similar to HIPAA, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused.

Additionally, in 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Furthermore, European privacy, data protection, and data security laws, including the GDPR, generally restrict the transfer of personal information from the U.K., European Economic Area, or EEA, and Switzerland to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There is uncertainty as to how to implement such safeguards and how to conduct such transfers in compliance with the GDPR, and certain safeguards may not be available or applicable with respect to some or all the personal information processing activities necessary to research, develop and market our products and services. One of the primary safeguards allowing U.S. companies to import personal information from Europe was certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the European Union and the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner. The decision by the Court of Justice and the announcement by the Swiss Commissioner both raised questions about whether one of the primary alternatives to the Privacy Shield frameworks, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Since that time, EU regulators have adopted a new set of Standard Contractual Clauses, which impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions and may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid mechanism for personal information transfers to the United States and other countries, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may limit our ability to conduct clinical trials in Europe and collaborate with other entities subject to European data protection laws. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

This data transfer issue is also continually evolving. In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court (and whether such a court challenge will further affect the viability of the new Standard Contractual Clauses). The uncertainty around this issue may further impact our business operations in the EU.

There are also relevant data transfer issues in the U.K. that we must address as part of our business operations. The European Commission and U.K. regulators have both adopted adequacy decisions that permit data transfers between the EEA and the U.K. in light of Brexit. However, the U.K. has its own guidance for data transfers to other jurisdictions that are not covered by an “adequacy” decision (which includes the United States) and recently adopted the international data transfer agreement, which can serve as a basis for companies to lawfully transfer outside of the U.K. We must also account for these requirements as part of addressing our compliance obligations.

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

Human Capital Management

Employees

As of December 31, 2022, we had 576 full-time employees, 424 of whom were primarily engaged in research and development activities. Substantially all of our employees are located in San Francisco, California; St. Louis, Missouri; Portland, Oregon; and Bellinzona, Switzerland. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, some of which have manifested and any of which may occur in the future, as well as the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all the risk factors described when evaluating our business.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses and anticipate that we will continue to incur net losses in the foreseeable future.

Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net income of $515.8 million and $528.6 million for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, we had retained earnings of $377.2 million.

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

We received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab (previously VIR-7831). In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of the U.S. Department of Health and Human Services, or HHS, that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK) do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time.

We received a positive scientific opinion from the Committee for Human Medicinal Products, or CHMP, in the European Union, or EU, for sotrovimab and to date, sotrovimab has obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®️) for early treatment of COVID-19, supplying more than 40 countries. However, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. For example, certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg intravenous, or IV, while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. We cannot predict whether other countries will further limit the use of sotrovimab.

Furthermore, based on the evolving COVID-19 landscape and the Company’s expectations for future sales in light of these factors, there are no assurances that we will secure future supply commitments from governments. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.

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

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses, or if we will be able to maintain profitability. If we are required by regulatory authorities to perform studies and trials in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase.

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

We are a commercial-stage company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. Sotrovimab has received marketing authorization in the EU and has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab.

Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Moreover, even if we were to file a BLA or marketing applications in other jurisdictions, it is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. As an organization, we have not yet demonstrated an ability to successfully manufacture a BLA-approved, commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of December 31, 2022, we had cash, cash equivalents and investments of $2.4 billion. Based upon our current operating plan, we believe that the $2.4 billion as of December 31, 2022, will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:

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

General economic conditions, both inside and outside the U.S., including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession as well as the COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or commercialization efforts, which may adversely affect our business, financial condition, results of operations and prospects. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that the underlying health emergency no longer exists or warrants such authorization or other reasons. Any such revision or revocation of our EUA by the FDA could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. Furthermore, if we or our collaborators experience inventory revaluation adjustments, lower of cost or market inventory adjustments, and excess inventory, it may be necessary to write down or write-off inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during the year ended December 31, 2022, we recorded a non-cash charge for potential write-offs related to excess supply and unused binding manufacturing capacity of $369.7 million related to sotrovimab against uncertain future pandemic demand, which has not been reported by GSK as cost-sharing amounts.

In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Furthermore, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will limit the use of sotrovimab.

Even if we were to file a BLA or marketing applications in other jurisdictions, itis possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. If the FDA does not reauthorize the use of sotrovimab in the U.S., and/or countries outside of the U.S. continue to limit its use, we may be unable to sell sotrovimab in or outside of the U.S.

The FDA may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect public health or safety. An EUA may also be terminated upon a declaration by the Secretary of HHS that the public health emergency has ended. We cannot predict how long our EUA will remain in effect, and we may not receive advance notice from the FDA regarding revocation of our EUA or withdrawal of the public health emergency declaration. If our EUA is terminated or revoked, sotrovimab will no longer be available in the United States unless and until we have obtained FDA approval of a BLA for the product. Changing policies and regulatory requirements could limit, delay or prevent further commercialization of sotrovimab and could adversely impact our business, financial condition, results of operations and prospects.

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

In response to the COVID-19 pandemic, we continue to pursue various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as sotrovimab and VIR-7832. To prepare for new waves of variants and future pandemics, we are also actively pursuing multiple next-generation mAbs as well as small molecules aimed at treating COVID-19.

We are committing substantial financial resources, both internally and externally, and personnel to the development of therapies for COVID-19. There are no assurances that there will be sufficient market demand for our COVID-19 product candidates or that the FDA and other regulatory authorities will grant us full marketing approvals. For example, market demand and utilization for sotrovimab has been, and may continue to be adversely impacted by factors such as the development of mAbs of other third parties, the rollout of oral antivirals and vaccines, the emergence of new variants and subvariants, such as certain Omicron subvariants, and the current challenges in the delivery and administration of mAbs to patients. There are no assurances that these factors will not adversely impact our other COVID-19 product candidates. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab or any of our future COVID-19 product candidates inferior or obsolete in the future. For example, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. In addition, certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV, while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. We cannot predict whether other countries will further limit the use of sotrovimab. Any of these developments may adversely affect our financial condition and business.

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations, and which will require significant additional funding. Although our current estimated aggregate commitment to GSK under a master services agreement with Samsung Biologics Co., Ltd. for sotrovimab drug substance, drug product and raw material has been substantially recognized on our balance sheet as part of the profit-sharing amount constrained as of December 31, 2022, under the definitive collaboration agreement dated June 9, 2020, between the Company and GSK, or the 2020 GSK Agreement, any future commitments for sotrovimab or any of our other future COVID-19 product candidates, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing agreements in the future in order to create an effective supply chain for our other COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity and/or related costs under the agreements, which could adversely affect our business, financial condition, results of operations and prospects. For example, during the year ended December 31, 2022, we recorded a non-cash charge for potential write-offs related to excess supply and unused binding manufacturing capacity of $369.7 million related to sotrovimab against uncertain future pandemic demand, which has not been reported by GSK as cost-sharing amounts.

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

Product candidates that we successfully develop and commercialize may compete with existing therapies, including competing antibody therapies, oral antivirals, prophylactic vaccines, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, in February 2022, the FDA approved an EUA for Eli Lilly Company’s, or Eli Lilly, antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate; however, in November 2022 the FDA announced that bebtelovimab is no longer authorized in any U.S. region due to lack of activity against recent Omicron subvariants. Merck & Co., Inc., or Merck, Pfizer Inc., or Pfizer, and Eli Lilly have all been successful in securing government support and funding. AstraZeneca plc’s, or AstraZeneca, EVUSHELD™, a cocktail of two mAbs, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials and currently has an EUA for use as pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12. EVUSHELD has also been approved in Japan and the EU for use in treatment of adults and adolescents over the age of 12 at risk of severe disease progression of COVID-19. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Invivyd, Inc.’s, or Invivyd, adintrevimab.

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
•
our expectations for future sales of sotrovimab and our ability to secure supply commitments from governments;
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

In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all)

or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Given the EUA revision by the FDA, it is possible that other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. If we are unable to sell or commercialize sotrovimab, our business, financial condition, results of operations and prospects may be adversely affected.

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

Sotrovimab has received marketing authorization in the EU and has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that the underlying health emergency no longer exists or warrants such authorization or other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. We have not obtained BLA approval in the U.S. for any product candidate to date. We operate in a highly regulated field, and it is possible that none of our product candidates will obtain regulatory approval.

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

Furthermore, we intend to seek approval to market our product candidates outside of the United States, and may also do so for future product candidates. If we market approved products outside of the United States, we expect that we will be subject to additional risks in commercialization. We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in which we may operate, with which we will need to comply. Many biopharmaceutical companies have found the process of marketing their products in foreign countries to be challenging.

We are developing, and in the future may develop, other product candidates in combination with other therapies, which exposes us to additional risks.

We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV, and for the chronic treatment of hepatitis D virus, or HDV. Each of these product candidates has the potential to stimulate an effective immune response and has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We have an ongoing Phase 2 clinical trial that combines VIR-2218 with pegylated interferon-alpha and a Phase 2 clinical trial that combines VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. We also have a Phase 2 clinical trial evaluating VIR-2218 and VIR-3434 as a monotherapy or in combination for the treatment of chronic HDV. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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
•
be sued; or
•
experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all. For example, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including the current COVID-19 pandemic and future outbreaks of the disease.

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

The continued spread of COVID-19 globally, or the evolution of new variants or subvariants of COVID-19 that are more contagious, have more severe effects or are resistant to treatments or vaccinations, could adversely impact our preclinical or clinical trial operations in the United States, including our ability to enroll and retain patients as well as CROs and clinical trial site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and subsequently updated it, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the FDA’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. An inability to enroll a sufficient number of patients for the clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether.

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

We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates pursuant to which we license a number of technologies to form our technology platforms. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved. We may in the future be required to make these payments, which could adversely affect our financial condition. In addition, we cannot be certain that we will achieve the results or benefits that justify entering into these agreements. For additional information regarding these and other collaboration, license and grant agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements”.

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

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

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

Since the beginning of the COVID-19 pandemic, and even before, there has been substantial research in the development of new drugs and biologics to address diseases caused by the coronavirus. Numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which are further along in the development process than we are. Other parties may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy that is easier to deliver and administer to patients in a timelier manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Companies with antibodies in clinical development include Invivyd, AstraZeneca, Brii Biosciences Offshore Limited, Celltrion Healthcare Co., Ltd., Eli Lilly and Regeneron Pharmaceuticals, Inc. Companies with oral antivirals in clinical development include Shionogi Inc., Gilead, Pardes Biosciences, Enanta Pharmaceuticals and others. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A. The industry and competitive landscape for COVID-19 treatments is rapidly changing, and we could have more competition in the future. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab.

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

Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older, Moderna’s COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. Currently, there are no mAbs available in the U.S. for use as treatment or prophylaxis against COVID-19. For example, in February 2022, the FDA approved an EUA for Eli Lilly’s antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate; however, in November 2022 the FDA announced that bebtelovimab is no longer authorized in any U.S. region due to lack of activity against recent Omicron subvariants. AstraZeneca’s EVUSHELD™, a cocktail of two mAbs, was previously approved under an EUA for pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12 at risk for severe disease progression of COVID-19, but was deauthorized by the FDA in January 2023. EVUSHELD currently remains authorized in other countries where it is approved for COVID-19 pre-exposure prophylaxis and treatment, including the EU and Japan. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Invivyd’s adintrevimab.

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval or authorization of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For additional information regarding our competitors, see the section titled “Business—Competition”.
Even if any of our product candidates receive marketing approval, they may fail to achieve adoption by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that the underlying health emergency no longer exists or warrants such authorization or other reasons. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Moreover, even if we were to file a BLA or marketing applications in other jurisdictions, itis possible that the FDA and certain other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

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
•
acceptance in the medical and patient communities of our product candidates as a safe and effective treatments;
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
•
the products’ safety profile; and
•
any restrictions on the use of the product together with other medications.

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients, third-party payors and others in the medical community, we will not be able to generate significant revenue, which would compromise our ability to become profitable.

Even if we obtain regulatory approvals for our product candidates, they will remain subject to ongoing regulatory oversight and potential enforcement actions.

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

If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for any approved product will be subject to regulatory requirements, continuing regulatory review and review by other government agencies and third parties. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved or authorized label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and comparable foreign regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued.

Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval”.

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

In addition, following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. After lapse of a transition period, the U.K. is no longer part of the European Single Market and European Union Customs Union as of January 1, 2021. A trade and cooperation agreement that outlines the future trading relationship between the U.K. and the EU was agreed to in December 2020 and entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure. However, it is unclear whether the MHRA in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive after such time. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, which could significantly and materially harm our business. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop. In addition, our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

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

Any such outcomes could negatively impact our business, financial condition, results of operations and prospects. Furthermore, although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify such as cybersecurity-related issues; however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Conditions in the insurance markets relating to nearly all areas of traditional corporate insurance change rapidly and may result in higher premium costs, higher policy deductibles and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

Risks Related to Regulatory Compliance

The regulatory pathways for our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are continually evolving, and may result in unexpected or unforeseen challenges.

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development and approval stages. To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that the underlying health emergency no longer exists or warrants such authorization or other reasons. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

Evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19, variants and subvariants of the disease, and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 product candidates. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. As part of these ongoing discussions, the FDA may require us to conduct additional preclinical studies and/or clinical trials than we originally anticipated, which could result in significant delay in our development program for these product candidates. For example, we and GSK continue to conduct in vitro testing of sotrovimab against new variants and subvariants as they emerge, and to collect and evaluate real-world evidence, both of which are being shared with regulatory authorities.

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

Accordingly, if any of our future small molecule drug product candidates are approved, competitors could file ANDAs following the expiration of regulatory exclusivity for generic versions of these products or 505(b)(2) NDAs that reference our products. If competitors are able to obtain marketing approval for generics referencing our small molecule drug product candidates, such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. They may also be prescribed by healthcare providers for off-label uses that are otherwise protected by regulatory exclusivity. For additional information regarding competition, see the section titled “Business—Competition”.

Any biologic product candidates for which we intend to seek approval may face competition sooner than anticipated.

If we are successful in achieving regulatory approval to commercialize any biologic product candidate faster than our competitors, such product candidates may face competition from biosimilar products. In the United States, biologic product candidates are subject to approval and licensure under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. For additional information regarding biosimilars and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity”.

If competitors are able to obtain marketing approval for biosimilars referencing our biologic product candidates, if approved and after the expiration of regulatory exclusivity, such products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. In addition, the extent to which any regulatory exclusivity may apply to competing products authorized under an EUA is unclear and may not apply. For additional information regarding competition, see the section titled “Business—Competition”.

In addition, we may also face competition from product candidates that receive EUA approval, which could negatively impact sales of our product candidates. For example, numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which have received full approval or EUAs from the FDA. For additional information regarding competition, see the section titled “—Risks Related to the Development and Commercialization — We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.”

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

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval”. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

Additionally, as a result of litigation challenging the interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, on December 27, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that rescinds the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare, beginning in 2026, to negotiate lower prices for certain high Medicare expenditure single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year, and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition and for which the only approved indication is for such disease are categorically excluded from price negotiation. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference.

The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform”.

Should we seek and obtain BLA approval in the United States, we expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

While we have policies and procedures to address compliance with such laws in the United States, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Detecting, investigating and resolving actual or alleged violations can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, reputation, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We rely on third parties to produce clinical and commercial supplies of our product candidates.

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

Additionally, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.

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
•
price increases or decreased availability of product raw materials or components;
•
disruptions to operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including supply chain issues, capacity constraints, transportation and labor disruptions, global competition for resources, the bankruptcy of the manufacturer and/or general economic conditions, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession;
•
disruptions caused by geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic; and
•
carrier disruptions or increased costs that are beyond our control, including increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs.

We may be unable to obtain product raw materials or components for an indeterminate period of time if any of third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes. Suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control. We cannot be sure that single source suppliers for our product raw materials or components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these raw materials or components for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results.

Furthermore, there are a limited number of suppliers and manufacturers that supply synthetic siRNAs. We currently rely on a limited number of suppliers and CDMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CDMOs to meet our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs. Included in these risks are potential extended lead times, delays or shortages of raw materials and component including as a result of the COVID-19 pandemic, synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CDMO’s facility and ability to comply with the applicable manufacturing requirements, including cGMP requirements which could result in unusable product. This would cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA supply requirements, we may need to secure alternative suppliers of synthetic siRNAs and/or key raw materials and components, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

The U.S. government has made statements and taken actions that have led to certain changes and may lead to additional changes to U.S. and international trade policies, including imposing several rounds of tariffs affecting certain products manufactured in China. In addition, the Chinese government took certain actions, including tariffs, which affect certain products manufactured in the U.S. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development activities and commercial manufacturing, particularly with respect to raw materials and product that we import from China, including pursuant to our development and manufacturing arrangements with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely on CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of such product candidate. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit. For additional information regarding the Hatch-Waxman Act and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Hatch-Waxman Amendments and Exclusivity”.

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

In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counterclaims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, post-grant review, or oppositions or similar proceedings outside of the United States, in parallel with litigation or even outside the context of litigation. Third parties may also challenge inventorship through a derivation proceeding or other litigation proceeding challenging inventorship, which can include claims of misappropriation of intellectual property, filing a patent application without authorization of the true inventor, not listing inventors, or listing non-inventors as inventors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

Filing, prosecuting and defending patents covering our current and any future product candidates and technology platforms in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents, and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

On June 17, 2022, the WTO adopted a Ministerial Decision to waive certain intellectual property rights for COVID-19 vaccines. The waiver allows certain developing countries to permit the manufacture and use of COVID-19 vaccines without the consent of the patent holder(s) to the extent necessary to address the COVID-19 pandemic. The waiver is also expected to allow certain developing countries to permit compulsory licensing for the export of COVID-19 vaccines to certain other developing countries. The waiver is in effect initially for five years from the date of the Ministerial Decision and will be reviewed annually. The WTO is considering whether to extend the waiver to diagnostics and therapeutics. The WTO may consider additional waivers, the ultimate timing and scope of which, if approved, are unknown. The scope and timing of such extensions and/or additional waivers will likely be subject to extensive negotiations given the complexity of the matter, which may result in prolonged uncertainty, which could adversely affect our business. If a waiver covering COVID-19 treatments or prophylactics, such as sotrovimab and VIR-7832, is approved, our ability to successfully commercialize our COVID-19 product candidates and protect our related technology could be adversely affected.

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

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our work-from-home policies for most of our employees, which provides our employees the choice of working full time in the office, a hybrid approach, or full-time remote. A remote working environment may be less secure and more susceptible to hacking attacks. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We rely and expect to continue to rely on trademarks as one means to distinguish any of our products and product candidates that are approved for marketing from the products of our competitors. Additionally, the process of obtaining trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable trademark applications at a reasonable cost or in a timely manner or obtain trademark protection in all jurisdictions that we consider to be important to our business. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications in certain jurisdictions, as in currently pending oppositions filed against EU-wide registration of our VIR Pharmaceuticals house mark and logo by Industria Quimica y Farmaceutica Vir. S.A., a Spanish company which claims exclusive rights in the term VIR in Spain and Portugal. Third parties may also challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

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

We entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in January 2022, which amends and restates the letter agreement with the Bill & Melinda Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Bill & Melinda Gates Foundation purchased $20.0 million of shares of our convertible preferred stock which converted to shares of our common stock after our initial public offering and purchased $40.0 million of shares of our common stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation”.

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

We are highly dependent on our management, scientific and medical personnel. Our key personnel may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

We announced a Chief Executive Officer transition in January 2023 that will be effective April 3, 2023 and announced a Chief Financial Officer transition in February 2023 that will be effective March 27, 2023. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies.

Recruiting and retaining other senior executives, qualified scientific and clinical personnel and, if we progress the development of any of our product candidates, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Macroeconomic conditions, specifically labor shortages, increased competition for employees and wage inflation, could also have a material impact on our ability to attract and retain talent, our turnover rate and the cost of operating our business. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

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

We have in the past and may in the future seek to acquire or invest in additional businesses and/or technologies that we believe complement or expand our product candidates, enhance our technical capabilities or otherwise offer growth opportunities in the United States and internationally. The pursuit of potential acquisitions and investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold, which is discussed in greater detail under Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K.

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

We have experienced significant growth in the number of our employees and the scope of our operations in recent years at both our sites and remote locations, particularly in the areas of research, development and regulatory affairs, and we expect to continue to experience growth as the clinical development of our product candidates progresses. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. As a result of the global pandemic, the majority of our workforce has been working from home since March 2020. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. In April 2022, we reopened our offices to allow employees to return to work and we now offer all our employees the choice of working full-time in the office, a hybrid approach, or full-time remote. Although the reopening of our offices is consistent with local government requirements, is focused on employee safety, and contemplates returning to remote work should the COVID-19 situation change, there is uncertainty regarding the long-term impact that the COVID-19 pandemic has had on the nature of the office environment and remote working, which could present operational and workplace culture challenges as we seek to expand our organization. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that have joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The COVID-19 pandemic resulted in travel restrictions, quarantines orders and other restrictions by governments to reduce the spread of the disease. The effects of the restrictions related to the COVID-19 pandemic and our hybrid work policies, discussed below, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any future restrictions and other limitations on our ability to conduct our business in the ordinary course. Quarantines, shelter-in-place and similar government orders, or the perception that such orders or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, some of our CDMOs that we use to supply our early-stage product candidates are located in China, where there continue to government-imposed quarantines. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, port closures and other restrictions resulting from the COVID-19 outbreak in the region or other regions may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates.

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

Additionally, operating our business with both remote and in-person workers could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. If we are unable to manage cybersecurity and other risks of a flexible-first workforce model, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise adversely impacted.

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

We may be required to expend significant resources (including financial), fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to detect (including performing required forensics), mitigate and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, security breaches and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Although we maintain cybersecurity insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, if a security breach were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions.

For example, we, our third-party vendors, and our partners’ third-party vendors have experienced social engineering efforts (including phishing attacks) designed to gain unauthorized access to our systems and information, including recent business email and system compromises. Similarly, we and our partners’ third-party vendors may be a target of other phishing attacks, social engineering attacks and other cyber-attacks in the future. If a data security breach affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged or our operations disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. Such laws may include HIPAA and the Health Information Technology for Economic and Clinical Health Act, or HITECH, and General Data Protection Regulation. Under these laws specifically, notice of certain security breaches must be made to affected individuals, the Secretary of HHS, applicable Supervisory Authority, and for extensive breaches, to the media or state attorneys general. Such a notice could further harm our reputation and our ability to compete. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Furthermore, a data security breach could result in fines, increased costs or loss of revenue and we could incur liability (such as through regulatory fines and penalties as well as private claims), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Additionally, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and the U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018 California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020 California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah and Connecticut, already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our collaboration partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020 the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022 President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations and activities in the EU.

Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond the GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow the GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, if approved, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

As of December 31, 2022, we had net operating loss carryforwards of $20.9 million for federal tax purposes and $111.4 million for state tax purposes. If not utilized, federal carryforwards will begin expiring in 2037 and state carryforwards will begin expiring in 2031. Our ability to use our federal and state NOLs to offset potential future taxable income is dependent upon our generation of future taxable income before any expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

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

The Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, include, among other things, changes to U.S. federal tax rates and the rules governing NOL carryforwards. For example, NOLs arising in tax years ending after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning on or after January 1, 2021. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward periods, as well as the new limitation on use of NOLs may impact our ability to utilize our NOLs to offset taxable income in the future.

Risks Related to Ownership of Our Common Stock

Our financial condition and results of operations may fluctuate from quarter to quarter and year to year, which makes them difficult to predict.

We expect our financial condition and results of operations to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Factors that may cause fluctuations in our financial condition and results of operations include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

•
the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which will change from time to time;
•
the cost of manufacturing our product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•
expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
•
the timing and outcomes of preclinical studies and clinical trials for our product candidates;
•
the need to conduct unanticipated clinical trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with our product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of our product candidates;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our product candidates;
•
our ability to commercialize our product candidates, if approved, inside and outside of the U.S., either independently or working with third parties;
•
our ability to adequately support future growth;
•
potential unforeseen business disruptions that increase our costs or expenses;
•
future accounting pronouncements or changes in our accounting policies; and
•
the changing and volatile global economic and political environment both inside and outside the U.S., including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession.

In addition, our collaboration revenue and certain assets and liabilities are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and other currencies in which we do business will affect our operating results, often in unpredictable ways. Currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, our assets and liabilities denominated in foreign currency. We are also exposed to market risks related to our investments, including changes in fair value of equity securities we hold which may fluctuate from quarter to quarter and year to year. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K.

The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through February 21, 2023, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected some sectors of the stock market and investor sentiment and has resulted in significant volatility. In addition, economic trends and other external factors including, but not limited to, heightened inflation, interest rate and currency rate fluctuations, economic slowdown or recession, capital markets volatility, foreign market trends, national crisis, and disasters, may impact the market price of our common stock and result in volatility. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

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

If we fail to develop or maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in us and the trading price of our common stock may decline.

Effective internal control over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting could also restrict our future access to the capital markets.

A material weakness in internal control over financial reporting has in the past and could in the future lead to deficiencies in the preparation of financial statements. Deficiencies in the preparation of financial statements, could lead to litigation claims against

us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could also affect our ability to raise capital to fund future business initiatives.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California, where we lease approximately 179,566 square feet of office, research and development, engineering, and laboratory space pursuant to three lease agreements that expire at various dates through 2033, two of which are renewable for additional one and five years, respectively.

We also have several other locations, including St. Louis, Missouri, where we lease approximately 60,649 square feet of office, research and development, and laboratory space pursuant to two lease agreements that expire at various dates through 2028; Portland, Oregon, where we lease approximately 7,536 square feet of office, research and development, engineering, and laboratory space pursuant to two lease agreements that expire at various dates through 2027, one of which is renewable for an additional five years; and Bellinzona, Switzerland, where we lease approximately 15,642 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement which expires on December 31, 2028, with an option to extend for five years.

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

Holders of Record

As of February 21, 2023, there were approximately 133,531,379 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on October 11, 2019 (the first day of trading of our common stock), through December 31, 2022 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission, rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Date	VIR	Nasdaq Composite Index	Nasdaq Biotechnology Index
10/11/2019	$100.00	$100.00	$100.00
10/31/2019	$100.57	$102.92	$106.95
12/31/2019	$89.69	$111.36	$120.19
3/31/2020	$244.44	$95.57	$107.67
6/30/2020	$292.23	$124.84	$136.40
9/30/2020	$244.86	$138.61	$135.11
12/31/2020	$191.01	$159.96	$151.06
3/31/2021	$365.69	$164.41	$149.97
6/30/2021	$337.23	$180.02	$163.40
9/30/2021	$310.41	$179.33	$161.40
12/31/2021	$298.64	$194.18	$150.10
3/31/2022	$183.45	$176.50	$132.24
6/30/2022	$181.67	$136.88	$118.99
9/30/2022	$137.52	$131.26	$119.59
12/31/2022	$180.53	$129.90	$133.73

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

None.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company”, “Vir,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.

Our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2022 and 2021, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2020 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2021 and 2020, are located in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022. For a detailed discussion on our business environment, please read Item 1. Business, included in this Annual Report on Form 10-K. For additional information on the risks that could negatively impact our business, please read Item 1A. Risk Factors, included in this Annual Report on Form 10-K.

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

Our current pipeline consists of sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting hepatitis B virus, or HBV, hepatitis D virus, or HDV, influenza A virus, COVID-19, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

HBV

VIR-2218 is an investigational HBV-targeting siRNA, and VIR-3434 is an investigational HBV-neutralizing mAb that incorporates Xencor’s Xtend and other Fc technologies.

•
In November 2022, at the American Association for the Study of Liver Diseases, or AASLD, The Liver Meeting®, we presented new data from multiple ongoing trials evaluating the potential for VIR-2218 and VIR-3434 to achieve a functional cure for chronic HBV, as well as health outcomes research. Highlights included:
o
Initial Phase 2 end-of-treatment data demonstrated that 30.8% of participants receiving 48 weeks of VIR-2218 plus IFN-α achieved hepatitis B surface antigen, or HBsAg seroclearance and each of those participants also achieved seroconversion, suggesting an improvement in those participants’ immune function (anti-HBs levels >10mIU/mL). No safety signals have been reported to date. Additional data are expected in the first half of 2023.
o
Initial end-of-treatment results from Part A of the Phase 2 Monoclonal Antibody siRNA Combination against Hepatitis B, or MARCH, trial demonstrated mean HBsAg reductions of ≥2.7 log10 IU/mL across all three cohorts. These data show that VIR-2218 and VIR-3434 are additive in reducing HBsAg. No safety signals have been reported to date. Additional data from Part A are expected in the first half of 2023. Initial data from Part B, evaluating VIR-2218 in combination with VIR-3434 for 24 and 48 weeks, and in triple combination with VIR-3434 and IFN-α for 24 and 48 weeks, are expected in the second half of 2023.
•
Initiation of the Phase 2 PREVAIL platform trial and its THRIVE/STRIVE sub-protocols of VIR-3434 and/or VIR-2218 and/or IFN-α in viremic patients is expected in the first half of 2023. The THRIVE sub-protocol will evaluate inactive carriers defined as adults with chronic HBV that are HBeAg negative with HBV DNA ≤2000 IU/mL and ALT ≤ ULN. The STRIVE sub-protocol will evaluate immune active, treatment-naïve patients defined as adults with chronic HBV who have not received prior NRTIs, or IFN-α therapy and are HBeAg positive or negative with HBV DNA >2000 IU/mL, ALT > ULN and ≤ 5× ULN. Initial data are expected in the first half of 2024.

•
In February 2022, initial data from the Phase 2 trial led by Brii Biosciences evaluating VIR-2218 in combination with BRII-179, an investigational T cell vaccine, for the potential treatment of chronic HBV infection were presented at the Asian Pacific Association for the Study of the Liver. Although the combination of VIR-2218 and BRII-179 had greater anti-HBs responses and improved HBsAg-specific T-cell responses, comparable HBsAg reduction was observed in all cohorts at end of treatment (-1.7-1.8 log10 IU/mL). The combination of VIR-2218 and BRII-179 was generally well tolerated.

HDV

•
Initial data from the Phase 2 SOLSTICE trial, which began in September 2022, evaluating VIR-2218 and VIR-3434 as monotherapy and in combination for the treatment of people living with chronic HDV, the most aggressive form of viral hepatitis, are expected in the second half of 2023.

Influenza A virus

VIR-2482 is an investigational influenza A-neutralizing mAb.

•
In October 2022, we initiated the groundbreaking Phase 2 Prevention of Illness Due to Influenza A (PENINSULA) trial evaluating VIR-2482, and in December 2022, we achieved the target enrollment of approximately 3,000 participants. This is the first Phase 2 outpatient trial to evaluate the role of a mAb in the prevention of influenza A illness. The primary efficacy endpoint is the proportion of trial participants with protocol-defined influenza illness, requiring one systemic symptom and one respiratory symptom, with confirmed influenza A infection compared to placebo. Other endpoints will evaluate the effect of VIR-2482 on the severity and duration of illness in trial participants with confirmed influenza A compared to placebo. Initial data are expected in mid-2023. The PENINSULA trial is being supported in part with federal funds from the Department of Health and Human Services, or HHS; Administration for Strategic Preparedness and Response, or ASPR; and Biomedical Advanced Research and Development Authority, or BARDA, under Other Transaction Number: 75A50122C00081.
•
In August 2022, we initiated the Phase 1b prophylaxis trial evaluating the safety of VIR-2482 in adults aged 65 and older receiving a flu vaccine, and initial data are expected in mid-2023.

COVID-19

Sotrovimab is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing monoclonal antibody, or mAb, that incorporates Xencor, Inc.'s, or Xencor, Xtend™ technology.

•
In 2022, a total of approximately 1.5 million doses were delivered worldwide.
•
Sotrovimab has obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®️) for early treatment of COVID-19, supplying more than 40 countries. Sotrovimab is not authorized in the U.S.
•
In February 2023, the U.K.’s National Institute for Health and Care Excellence (NICE) provided positive final draft guidance recommending the use of sotrovimab in adults who do not need supplemental oxygen for COVID-19 and who have an increased risk for progression to severe COVID-19 where nirmatrelvir/ritonavir (Paxlovid) is contraindicated or unsuitable.
•
In February of 2022, Vir and GSK amended their existing agreement to reflect that:
o
We will continue to discover, develop and advance next-generation solutions for COVID-19 and other potential coronavirus outbreaks, independently or with other partners.
o
We and GSK will continue working together to ensure ongoing access to sotrovimab for patients around the world, where authorized, and to develop new therapies for influenza and other respiratory diseases.

HIV

VIR-1111 is an investigational HIV T cell vaccine based on human cytomegalovirus, or HCMV, and VIR-1388 is a preclinical HIV T cell vaccine based on HCMV.

•
Safety and immunology data from the initial two cohorts of the proof-of-concept Phase 1 trial of VIR-1111 show no safety signals and no vector shedding or viremia reported to date. No sustained HIV insert-specific T cell responses have been observed in the lower dose cohorts 1 and 2. Safety and immunology data from the highest dose cohort 3 of the proof-of-concept Phase 1 trial of VIR-1111 are anticipated in the first half of 2023. This trial is being funded in part by the Bill & Melinda Gates Foundation.
•
Initiation of a Phase 1 trial of VIR-1388, a novel vector that has the potential to have enhanced immunogenicity, is expected in the second half of 2023. This trial is being funded in part by the Bill & Melinda Gates Foundation and the National Institutes of Health’s Division of AIDS through the HIV Vaccine Trials Network.

Financial Overview

We were incorporated in April 2016 and commenced principal operations later that year. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring, developing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials.

We have financed our operations primarily through sales of our common stock from our initial public offering, subsequent follow-on offering and convertible preferred securities, and payments received under our grant and collaboration agreements. As of December 31, 2022, we had $2.4 billion in cash, cash equivalents, and investments. Based upon our current operating plan, we believe that the $2.4 billion will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity, Capital Resources and Capital Requirements—Future Funding Requirements” below for additional information.

Although we recorded net income for the years ended December 31, 2022 and 2021, we have otherwise incurred net losses since inception and may continue to incur net losses in the foreseeable future. To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. We have not obtained regulatory approval for any other product candidates, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

Our net income was $515.8 million and $528.6 million for the years ended December 31, 2022 and 2021, respectively. Our net loss was $298.7 million for the year ended December 31, 2020. As of December 31, 2022, we had retained earnings of $377.2 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Although we began recognizing revenue for sotrovimab and have substantial deferred revenue under our definitive collaboration agreement with GSK executed in May 2021, or the 2021 GSK Agreement, we may continue to incur net operating losses for at least the next several years as the extent of future revenue remains uncertain. In particular, we expect our expenses and losses to increase as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for commercialization, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. We also expect to increase the size of our administrative functions to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal process development, manufacturing and quality capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early- and late-stage product candidates in the near term. We continue to expand our internal capabilities and resources in process development, analytical development, quality, manufacturing and supply chain, which are supported by our San Francisco, California, and Portland, Oregon facilities that include laboratories for process development, production of HCMV research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 through Phase 3 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for sotrovimab, we and our collaborator GSK have executed manufacturing agreements with CDMOs having large-scale capacity to support future scale-up and product supply, particularly for potential commercialization.

COVID-19 Business Update and Macroeconomic Uncertainties

We have implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. We continue to closely monitor the COVID-19 situation and will evolve our plans and policies as needed going forward. As a result of these developments, in March 2020, we implemented work-from-home policies for most of our employees. We now offer all our employees the choice of working full time in the office, a hybrid approach, or full-time remote. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. We are working closely with our CDMOs to manage our supply chain activities and mitigate any potential disruptions to our clinical trial supplies as a result of the COVID-19 pandemic. However, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the CDMOs will be able to satisfy demand in a timely manner and not have supply chain disruptions due to COVID-19 related shutdowns, stock-outs due to raw material shortages and/or greater than anticipated demand or quality issues given the operational challenges and raw material shortages that have been experienced during the COVID-19 pandemic. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.

In addition to the impacts described above, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted.

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

Components of Operating Results

Revenues

To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although we have previously recognized revenue from our profit-share under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement, related to sotrovimab, we may continue to incur net operating losses for at least the next several years as the extent of future revenue from the sale of sotrovimab remains uncertain. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, we have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

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

As of December 31, 2022, GSK held certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been reported to us as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. We expect GSK to adjust allowable manufacturing expenses for our share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluated the latest available facts and circumstances to determine whether any portion of profit-sharing amounts should be constrained. In doing so, as of December 31, 2022, based on the current state of the COVID-19 pandemic, including the continued proportion of cases caused by certain Omicron subvariants, discussions with the FDA and other regulatory authorities, and our expectations for future sales in light of these factors, we revised our estimates and determined that $369.7 million should be constrained from profit-sharing revenues earned in relation to our anticipated contractual share of potential future adjustments to manufacturing expenses and recorded such amount as adjustments to profit-sharing amounts recognized in the year ended December 31, 2022 and accrued and other liabilities. We will re-assess these estimates each reporting period. Actual results could materially differ from this estimate.

Contract revenue includes recognition of revenue generated from license rights issued to GSK, from research and development services under other third-party contracts, and from a clinical supply agreement with Brii Bio, a related party.

Grant revenue is comprised of revenue derived from grant agreements with government-sponsored and private organizations.

License revenue from a related party is comprised of revenue related to Brii Bio’s exercise of its option to obtain exclusive rights to develop and commercialize compounds arising from VIR-3434 in mainland China, Hong Kong, Macau and Taiwan recognized in the year ended December 31, 2022.

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. Furthermore, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured (if at all) and to what degree such arrangements would affect our development plans and capital requirements.

Our clinical development costs may vary significantly based on factors such as:

•
whether a collaborator is paying for some or all of the costs;
•
per patient trial costs;
•
the number of trials required for approval;
•
the number of sites included in the trials;
•
enrollment and retention of patients in trials in countries disrupted by geopolitical events, including civil or political unrest;
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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenues:
Collaboration revenue	$1,505,469	$917,194	$588,275
Contract revenue	52,714	169,874	(117,160)
License revenue from a related party	22,289	—	22,289
Grant revenue	35,325	8,347	26,978
Total revenues	1,615,797	1,095,415	520,382
Operating expenses:
Cost of revenue	146,319	65,865	80,454
Research and development	474,648	448,006	26,642
Selling, general and administrative	161,762	160,793	969
Total operating expenses	782,729	674,664	108,065
Income from operations	833,068	420,751	412,317
Other income (expense):
Change in fair value of equity investments	(111,140)	138,049	(249,189)
Interest income	28,092	439	27,653
Other income (expense), net	4,260	(9,437)	13,697
Total other income (expense)	(78,788)	129,051	(207,839)
Income before provision for income taxes	754,280	549,802	204,478
Provision for income taxes	(238,443)	(21,218)	(217,225)
Net income	$515,837	$528,584	$(12,747)

Revenues

The increase in collaboration revenue for the year ended December 31, 2022 compared to the same period in 2021 was due to our profit-sharing arrangement with GSK for the sale of sotrovimab under the 2020 GSK Agreement. Our contractual share of 72.5% from the sales of sotrovimab is applied to the profit-sharing amounts, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs, and any amount constrained in relation to our anticipated contractual share of potential future adjustments to manufacturing expenses.

The decrease in contract revenue for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to $168.3 million related to the license granted to GSK upon execution of the 2021 GSK Agreement, partially offset by $39.8 million recognized in 2022 related to GSK’s selection of respiratory syncytial virus, or RSV, as its first pathogen under the additional programs to develop neutralizing mAbs under the 2021 GSK Agreement, or First Option Exercise, and $7.0 million related to the additional license granted to GSK in mainland China, Hong Kong, Macau and Taiwan upon execution of the Amendment No. 1 to the 2020 GSK Agreement in the second quarter of 2022.

The increase in license revenue from a related party for the year ended December 31, 2022 compared to the same period in 2021 was due to $22.3 million related to Brii Bio’s exercise of its option to obtain exclusive rights to develop and commercialize compounds and products arising from VIR-3434 in China, Taiwan, Hong Kong and Macau. No comparable amount was incurred for the same period in 2021.

The increase in grant revenue for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to the grant revenue recognized in connection with the BARDA agreement and the timing of research activities under the grant agreements with the Bill & Melinda Gates Foundation.

Cost of Revenue

The increase in cost of revenue for the year ended December 31, 2022 compared to the same period in 2021 was due to third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Personnel	$157,167	$121,779	$35,388
Clinical costs	118,849	97,505	21,344
Licenses, collaborations and contingent consideration	54,087	132,355	(78,268)
Contract manufacturing	47,960	31,613	16,347
Other	96,585	64,754	31,831
Total research and development expenses	$474,648	$448,006	$26,642

The increase in research and development expenses for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to the following factors:

•
personnel-related expenses increased by $35.4 million, which was primarily attributable to an increase in our headcount;
•
clinical costs increased by $21.3 million, which was primarily attributable to activities related to VIR-2482, VIR-2218 and VIR-3434, partially offset by activities related to the clinical trials for sotrovimab in the same period of 2021;
•
contract manufacturing increased by $16.3 million, which was primarily related to an increase in manufacturing activities for our product candidates; and
•
other research and development expenses increased by $31.8 million, which was primarily attributable to the allocation of facilities and other costs due to an increase in our headcount, and higher outsource research and lab-related expenses;

partially offset by

•
licenses, collaborations and contingent consideration expenses decreased by $78.3 million, which was primarily attributable to a decrease of $50.6 million in costs under our collaboration agreements with GSK, and $37.2 million related to the change in fair value of the contingent consideration from our acquisition of Humabs BioMed SA, or Humabs, partially offset by $7.0 million recognized in connection with the termination of our development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to higher personnel-related expenses related to additional headcount, external consulting services, business tax expenses related to increased profit-sharing amount and allocated facilities costs due to higher lease expenses. This was partially offset by $39.4 million in fair value of the contingent consideration related to sales-based milestones from our acquisition of Humabs that were achieved in 2021.

Change in Fair Value of Equity Investments

In July 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. In connection with the initial public offering, our investment in shares of Brii Bio Parent became a marketable equity investment and subsequently remeasured to fair value at each reporting period. For the year ended December 31, 2022, we recognized an unrealized loss of $111.1 million due to the change in fair value of the equity investment, compared to an unrealized gain of $138.0 million for the same period in 2021.

Interest Income

The increase in interest income was primarily due to higher interest rates as well as higher balances of short-term and long-term investments, partially offset by higher amortization of premium on investment balances, for the year ended December 31, 2022 compared to the same period in 2021.

Other Income (Expense), Net

The increase in other income (expense), net for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to the change in fair value of the contingent consideration related to our acquisition of TomegaVax.

Provision for Income Taxes

The increase in provision for income taxes for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to taxable income for 2022 attributable to collaboration revenue under the 2020 GSK agreement and the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of December 31, 2022, we had $2.4 billion in cash, cash equivalents, and investments. As of December 31, 2022, we had retained earnings of $377.2 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, in 2020 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of December 31, 2022, no shares have been issued under the Sales Agreement.

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures.

Future Funding Requirements

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2022 as noted above will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. For example, in March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. It is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. There can be no assurance that sufficient funds will be available to us on attractive terms or at all. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. General economic conditions , both inside and outside the U.S., including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession as well as the COVID-19 pandemic and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia) have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia) have resulted in a significant disruption of global financial markets, market volatility, high levels of inflation, and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity.

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

We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2022 and 2033. As of December 31, 2022, we expect to make total lease payments of $175.0 million through 2033.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,663,253	$(47,589)
Investing activities	(1,193,461)	(140,814)
Financing activities	34,761	100,331
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$504,553	$(88,072)

Operating Activities

During the year ended December 31, 2022, net cash provided by operating activities was $1.7 billion. This consisted primarily of net income of $515.8 million, non-cash charges of $575.9 million, and an increase in our net operating assets of $665.4 million, partially offset by $93.8 million for payment for contingent consideration in excess of acquisition date fair value. The change in our net operating assets of $665.4 million was primarily due to a decrease in collaboration receivable by $770.0 million resulting from our profit-share from the sale of sotrovimab, partially offset by a $33.3 million decrease in deferred revenue primarily driven by GSK's First Option Exercise and Brii Bio's exercise for VIR-3434 netted with the grants received from Bill & Melinda Gates Foundation, an increase in prepaid expenses and other current assets by $39.4 million and an increase in other assets by $11.8 million, which are due to timing of payments. The non-cash charges of $575.9 million primarily consisted of $369.5 million for change in estimated constraint on profit-sharing amount, an unrealized loss of $111.1 million on our equity investment, $102.1 million for stock-based compensation expense and $8.7 million for noncash lease expense, partially offset by $15.2 million for deferred income tax.

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

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $1.2 billion. This consisted primarily of purchases of investments of $1.5 billion and property and equipment of $68.0 million, partially offset by $351.5 million in proceeds received from investments that matured during the period.

During the year ended December 31, 2021, net cash used in investing activities was $140.8 million. This consisted primarily of purchases of investments of $420.2 million and property and equipment of $21.8 million, partially offset by $301.2 million in proceeds received from investments that matured during the period.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $34.8 million. This consisted primarily of proceeds from the issuance of our common stock to the Bill & Melinda Gates Foundation of $28.5 million under the stock purchase agreement, from exercises of stock options of $4.5 million, and from issuance of common stock under our employee stock purchase plan of $3.2 million, partially offset by $1.2 million for payment of contingent consideration.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The critical accounting policies, estimates and judgments that we believe to have the most significant impacts on our consolidated financial statements are described below. For more detail on our critical accounting policies, refer to Note 2—Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements, or ASC 808, we first determine which elements of the collaboration are deemed to be performance obligations with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, we apply the revenue recognition model under ASC 606, including the royalty exception guidance and variable consideration guidance under ASC 606 as described below, or other guidance, as deemed appropriate. When we are considered an agent in elements of collaboration arrangements within the scope of ASC 808, we record our share of collaboration revenue in the period in which such sales occur. We are considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the net sales reported by our collaboration partners, net of cost of goods sold and allowable expenses (e.g., manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period. In order to record collaboration revenue, we utilize certain information from our collaboration partner, including actual net product sales, and costs incurred for sales activities, and make key judgments based on business updates related to commercial and clinical activities such as expected commercial demand, commercial supply plan, manufacturing commitments, risks related to expired or obsolete inventories, and risks related to potential product returns or contract terminations. We use these estimates to determine whether payments due to us under our collaboration arrangements, such as profit-share payments, should be recognized as revenues in the period that they become due or whether any portion of the payments due should be constrained from revenue recognition because it is not probable that recognizing such amounts would not result in a material reversal of revenues in future reporting periods. For the periods covered in the financial statements presented, there have been no material changes to prior period estimates of revenues and expenses, except the profit-share amount constrained in the year ended December 31, 2022, as discussed in Note 7—Collaboration and License Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on their estimated standalone selling prices, or SSP. We estimate the SSP for each distinct performance obligation by considering information such as market conditions, entity-specific factors, and information about our customer that is reasonably available to us. We consider estimation approaches that allow us to maximize the use of observable inputs. These estimation approaches may include the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach. We also consider whether to use a different estimation approach or a combination of approaches to estimate the SSP for each distinct performance obligation. Developing certain assumptions (e.g., treatable patient population, expected market share, probability of success and product profitability, and discount rate based on weighted-average cost of capital) to estimate the SSP of a distinct performance obligation requires significant judgment. Accordingly, these assumptions are subject to uncertainty, and changing the methodology and/or assumptions could materially impact the estimated SSP for distinct performance obligations, and as a result, the amount and/or timing of revenue recognition.

For performance obligations satisfied over time, we estimate the efforts needed to complete the performance obligation and recognize revenue by measuring the progress towards complete satisfaction of the performance obligation using an input measure. For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified levels of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee.

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

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical and regulatory milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved, as well as use of a Monte Carlo simulation model that includes significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving clinical and regulatory approval of the development projects and the subsequent commercial success and discount rates.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $868.0 million as of December 31, 2022, which primarily consisted of money market funds. We also had short-term and long-term investments of $1.5 billion as of December 31, 2022. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2022.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Annual Report on Form 10-K, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and our collaboration with GSK and consequently the Swiss Franc, Australian dollar and British pound. Transaction gains and losses are included in other income (expenses), net on the condensed consolidated statements of operations and were not material for the years ended December 31, 2022, 2021 and 2020.

Equity Investment Risk

We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our consolidated statements of operations. The fair value of these equity securities was approximately $31.9 million as of December 31, 2022. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock prices of these equity securities would increase or decrease their fair value as of December 31, 2022 by approximately $3.2 million.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vir Biotechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vir Biotechnology, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Collaboration revenue constraint
Description of the Matter

The Company constrained collaboration revenue by $369.7 million for the year ended December 31, 2022 under its June 9, 2020 Definitive Collaboration Agreement with Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A (individually and collectively referred to as “GSK”) (collectively referred to as the “2020 GSK Collaboration”). As discussed in Note 7 to the consolidated financial statements, the Company recognized collaboration revenue under the 2020 GSK Collaboration in connection with its contractual share of sotrovimab profit-sharing amounts, net of amounts constrained in relation to anticipated future adjustments to manufacturing costs not yet charged by GSK.

Auditing the Company’s determination of collaboration revenue constrained was especially challenging because the calculation required a number of judgmental inputs, such as projected sales of sotrovimab, estimates made for future costs related to excess binding supply manufacturing commitments of sotrovimab and certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been charged by GSK to the Company as allowable manufacturing expenses for the cumulative profit-sharing amounts earned to date.

How We Addressed the Matter in Our Audit

To test the collaboration revenue constraint, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by obtaining direct confirmation from GSK regarding the terms and conditions of the collaboration, the amount of excess supply manufacturing commitments of sotrovimab and binding manufacturing capacity not expected to be utilized. To assess the reasonableness of the estimates made, we inquired of personnel outside of the accounting and finance function to verify the appropriateness of assumptions based on their understanding of the agreements in place between GSK and its counterparties. We inspected Joint Steering Committee minutes between GSK and the Company and the collaboration agreement between GSK and the Company. We also evaluated the Company’s accounting analysis, which documents the judgments made to determine the amount of collaboration revenue to recognize during the year.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Mateo, California

February 28, 2023

VIR BIOTECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$848,631	$347,815
Short-term investments	1,521,517	217,182
Restricted cash and cash equivalents, current	12,681	8,594
Receivable from collaboration	—	773,079
Equity investments	31,892	143,148
Prepaid expenses and other current assets	104,356	73,003
Total current assets	2,519,077	1,562,821
Intangible assets, net	32,755	33,287
Goodwill	16,937	16,937
Property and equipment, net	105,609	42,834
Operating right-of-use assets	82,557	87,220
Restricted cash and cash equivalents, noncurrent	6,656	7,006
Long-term investments	23,927	201,388
Other assets	14,570	2,775
TOTAL ASSETS	$2,802,088	$1,954,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,422	$6,521
Accrued and other liabilities	489,090	236,512
Deferred revenue, current portion	15,517	98,209
Total current liabilities	511,029	341,242
Deferred revenue, noncurrent	53,207	3,815
Operating lease liabilities, noncurrent	123,837	133,561
Contingent consideration, noncurrent	24,937	22,822
Deferred tax liability	3,253	18,439
Other long-term liabilities	7,862	2,540
TOTAL LIABILITIES	724,125	522,419
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021, respectively; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 133,236,687 and 131,161,404 shares issued and outstanding as of December 31, 2022 and 2021, respectively	13	13
Additional paid-in capital	1,709,835	1,571,535
Accumulated other comprehensive loss	(9,122)	(1,099)
Retained earnings (Accumulated deficit)	377,237	(138,600)
TOTAL STOCKHOLDERS’ EQUITY	2,077,963	1,431,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,802,088	$1,954,268

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Collaboration revenue	$1,505,469	$917,194	$—
Contract revenue	52,714	169,874	44,498
License revenue from a related party	22,289	—	22,747
Grant revenue	35,325	8,347	9,123
Total revenues	1,615,797	1,095,415	76,368
Operating expenses:
Cost of revenue	146,319	65,865	—
Research and development	474,648	448,006	302,411
Selling, general and administrative	161,762	160,793	70,937
Total operating expenses	782,729	674,664	373,348
Income (loss) from operations	833,068	420,751	(296,980)
Other income (expense):
Change in fair value of equity investments	(111,140)	138,049	—
Interest income	28,092	439	2,836
Other income (expense), net	4,260	(9,437)	(4,467)
Total other income (expense)	(78,788)	129,051	(1,631)
Income (loss) before provision for income taxes	754,280	549,802	(298,611)
Provision for income taxes	(238,443)	(21,218)	(54)
Net income (loss)	$515,837	$528,584	$(298,665)
Net income (loss) per share, basic	$3.89	$4.07	$(2.51)
Net income (loss) per share, diluted	$3.83	$3.96	$(2.51)
Weighted-average shares outstanding, basic	132,606,767	129,884,967	119,159,424
Weighted-average shares outstanding, diluted	134,810,908	133,437,126	119,159,424

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$515,837	$528,584	$(298,665)
Other comprehensive income (loss):
Unrealized losses on investments	(7,524)	(957)	(50)
Amortization of actuarial loss	(499)	55	23
Adjustment to projected benefit obligations, net of tax	—	1,081	(650)
Other comprehensive income (loss)	(8,023)	179	(677)
Comprehensive income (loss)	$507,814	$528,763	$(299,342)

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	107,648,925	$11	$793,051	$(601)	$(368,519)	$423,942
Reclassification of derivative liability to addition paid-in-capital	—	—	29,245	—	—	29,245
Issuance of common stock in connection with the achievement of a milestone	1,111,111	—	—	—	—	—
Issuance of common stock in connection with a collaboration agreement	6,626,027	1	206,698	—	—	206,699
Issuance of common stock for cashless exercise of warrants	211,774	—	—	—	—	—
Issuance of common stock in connection with a follow-on offering, net of issuance costs of $21,786	8,214,285	1	323,213	—	—	323,214
Vesting of restricted common stock	1,986,250	—	1,435	—	—	1,435
Exercise of stock options	1,618,368	—	4,059	—	—	4,059
Stock-based compensation	—	—	27,600	—	—	27,600
Other comprehensive loss	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	(298,665)	(298,665)
Balance at December 31, 2020	127,416,740	13	1,385,301	(1,278)	(667,184)	716,852
Issuance of common stock in connection with a collaboration agreement	1,924,927	—	85,213	—	—	85,213
Issuance of common stock to settle a contingent consideration	42,737	—	1,860	—	—	1,860
Vesting of restricted common stock	89,261	—	—	—	—	—
Exercise of stock options	1,622,718	—	13,077	—	—	13,077
Issuance of common stock under employee stock purchase plan	65,021	—	2,300	—	—	2,300
Stock-based compensation	—	—	83,784	—	—	83,784
Other comprehensive income	—	—	—	179	—	179
Net income	—	—	—	—	528,584	528,584
Balance at December 31, 2021	131,161,404	13	1,571,535	(1,099)	(138,600)	1,431,849
Issuance of common stock in connection with a grant agreement	881,365	—	28,462	—	—	28,462
Vesting of restricted common stock	349,496	—	—	—	—	—
Exercise of stock options	696,963	—	4,534	—	—	4,534
Issuance of common stock under employee stock purchase plan	147,459	—	3,222	—	—	3,222
Stock-based compensation	—	—	102,082	—	—	102,082
Other comprehensive loss	—	—	—	(8,023)	—	(8,023)
Net income	—	—	—	—	515,837	515,837
Balance at December 31, 2022	133,236,687	$13	$1,709,835	$(9,122)	$377,237	$2,077,963

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$515,837	$528,584	$(298,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in estimated constraint on profit-sharing amount	369,535	—	—
Depreciation and amortization	6,251	5,278	4,400
Amortization of intangible assets	532	533	1,042
Impairment of intangible assets	—	—	832
(Accretion of discounts) amortization of premiums on investments, net	(8,943)	(244)	1,548
Noncash lease expense	8,709	6,172	3,371
Change in fair value of equity investments	111,140	(138,049)	—
Change in estimated fair value of contingent consideration	2,115	91,848	38,394
Payment of contingent consideration in excess of acquisition date fair value	(93,803)	(8,140)	(15,752)
Change in estimated fair value of derivative liability	—	—	16,796
Stock-based compensation	102,082	83,784	27,600
Change in deferred income taxes	(15,186)	15,186	(52)
Gain from a sublease termination	—	(4,844)	—
Other	(383)	697	23
Changes in operating assets and liabilities:
Receivable from collaboration	770,038	(773,079)	—
Prepaid expenses and other current assets	(39,358)	(3,665)	(4,475)
Other assets	(11,795)	(1,483)	(1,100)
Accounts payable	797	(171)	(790)
Accrued liabilities and other long-term liabilities	(15,513)	58,498	46,614
Operating lease liabilities	(5,502)	(535)	(3,684)
Deferred revenue	(33,300)	92,041	(7,043)
Net cash provided by (used in) operating activities	1,663,253	(47,589)	(190,941)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	22	—	—
Purchases of property and equipment	(68,028)	(21,817)	(6,549)
Purchases of investments	(1,476,965)	(420,240)	(403,841)
Maturities of investments	351,510	301,243	400,348
Proceeds from disposal of an asset held for sale	—	—	180
Net cash used in investing activities	(1,193,461)	(140,814)	(9,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	—	323,214
Proceeds from issuance of common stock in connection with a collaboration agreement	—	85,213	206,699
Proceeds from issuance of common stock in connection with a grant agreement	28,462	—	—
Payment of contingent consideration	(1,197)	—	(4,248)
Payment of principal on financing lease obligations	(260)	(259)	(250)
Proceeds from exercise of stock options	4,534	13,077	4,059
Proceeds from issuance of common stock under the employee stock purchase plan	3,222	2,300	—
Net cash provided by financing activities	34,761	100,331	529,474
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	504,553	(88,072)	328,671
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	363,415	451,487	122,816
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$867,968	$363,415	$451,487
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,020	$8,731	$382
Common stock issued for payment of contingent consideration	$—	$1,860	$—
Operating lease liabilities obtained in exchange of right-of-use asset	$4,046	$77,187	$48,495
Reclassification of derivative liability to additional paid-in capital	$—	$—	$29,245
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Cash paid during the period for income tax	$252,030	$—	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$848,631	$347,815	$436,575
Restricted cash and cash equivalents, current	12,681	8,594	7,993
Restricted cash and cash equivalents, noncurrent	6,656	7,006	6,919
Total cash, cash equivalents and restricted cash	$867,968	$363,415	$451,487

The accompanying notes are an integral part of these consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

1.
Organization

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Its current pipeline consists of sotrovimab (previously VIR-7831; and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting hepatitis B virus (“HBV”), hepatitis D virus (“HDV”), influenza A virus, coronavirus disease 2019 (“COVID-19”), and human immunodeficiency virus (“HIV”). Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes.

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

Sales Agreement

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of December 31, 2022, no shares have been issued under the Sales Agreement.

Need for Additional Capital

Although the Company recorded net income for the years ended December 31, 2022 and 2021, respectively, it has otherwise incurred net losses since inception. The Company expects its earnings to be volatile and may continue to incur net losses over the next several years and may need to raise additional capital to fully implement its business plan. As of December 31, 2022, the Company had retained earnings of $377.2 million. The Company had $2.4 billion in cash, cash equivalents, and investments as of December 31, 2022. Based on the Company’s current operating plan, management believes that the $2.4 billion as of December 31, 2022 will be sufficient to fund its operations through at least the next 12 months from the issuance date of these consolidated financial statements.

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

The Company has implemented a number of plans and policies designed to address and mitigate the impact of the COVID-19 pandemic on its business. The extent to which the changing COVID-19 landscape impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the consolidated balance sheets. As of December 31, 2022 and 2021, the Company has no off-balance sheet concentrations of credit risk.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and interest rate policies and determined that the estimate of credit losses was not significantly impacted. There was no allowance for losses on available-for-sale debt securities attributable to credit risk for the years ended December 31, 2022 and 2021.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents, which consist of amounts invested in money market funds, and are stated at fair value.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

Acquired Intangible Assets

The Company’s intangible assets were acquired via business combinations or asset acquisitions. Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (“IPR&D”) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2022, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses. IPR&D assets acquired as part of an asset acquisition are recorded at cost and expensed immediately if they have no alternative future uses.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606, including the royalty exception guidance and variable consideration guidance under ASC 606 as described below, or other guidance, as deemed appropriate. When the Company is considered an agent in elements of collaboration arrangements within the scope of ASC 808, it records its share of collaboration revenue in the period in which such sales occur. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the net sales reported by the Company's collaboration partners, net of cost of goods sold and allowable expenses (e.g., manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period. In order to record collaboration revenue, the Company utilizes certain information from its collaboration partner, including actual net product sales, and costs incurred for sales activities, and makes key judgments based on business updates related to commercial and clinical activities such as expected commercial demand, commercial supply plan, manufacturing commitments, risks related to expired or obsolete inventories, and risks related to potential product returns or contract terminations. The Company uses these estimates to determine whether payments due to us under our collaboration arrangements, such as profit-share payments, should be recognized as revenues in the period that they become due or whether any portion of the payments due should be constrained from revenue recognition because it is not probable that recognizing such amounts would not result in a material reversal of revenues in future reporting periods.

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

The Company has acquired and may continue to acquire the rights to develop and commercialize new product candidates from third parties. Upfront payments and research and development milestone payments made in connection with acquired license or product rights are expensed as incurred, provided that they do not relate to a regulatory approval milestone or assets acquired in a business combination.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Stock-based Compensation

The Company recognizes stock-based compensation to employees over the requisite service period based on the grant-date fair value of the awards. The Company calculates the estimated fair value of stock options and employees' purchase rights under the Company's 2019 employee stock purchase plan ("ESPP") using the Black-Scholes valuation model, which requires the use of subjective assumptions including volatility and expected term, among others. The fair value of restricted stock awards ("RSAs") and restricted stock units ("RSUs") is based on the market value of the Company's common stock on the date of grant. Stock-based compensation is recognized using the straight-line method for awards that vest only upon the employee’s or non-employee’s continued service to the Company. Stock-based compensation expense of the employees' purchase rights under the ESPP is recognized over the offering period. Forfeitures are recognized as they occur.

Acquisitions

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including IPR&D projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Any excess fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with the business combination are recorded at their fair values on the acquisition date, are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the consolidated balance sheets. The changes in fair values of contingent consideration related to the achievement of various milestones are recorded within research and development expenses or selling, general and administrative expenses based on the nature of the relevant underlying activities.

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

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable. On the lease commencement date, the Company estimates and includes in its lease payments any lease incentive amounts based on future events when (1) the events are within the Company’s control and (2) the event triggering the right to receive the incentive is deemed reasonably certain to occur. If the lease incentive received is greater or less than the amount recognized at lease commencement, the Company recognizes the difference as an adjustment to right-of-use asset and/or lease liability, as applicable.

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

The Company elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.

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

New Accounting Pronouncement Recently Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), which adds certain disclosure requirements with respect to government assistance, including (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company's adoption of ASU 2021-10 on January 1, 2022 did not result in any material impact on its consolidated financial statements and related disclosures.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

3.
Fair Value Measurements

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

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

Cash Equivalents and Available-for-Sale Debt Securities

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
			(in thousands)
Assets:
Money market funds(1)	Level 1	$909,342	$—	$—	$909,342
U.S. government treasuries	Level 2	1,493,841	—	(8,396)	1,485,445
Total financial assets		$2,403,183	$—	$(8,396)	$2,394,787

(1) Includes $19.3 million of restricted cash equivalents.

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$345,098	$—	$—	$345,098
U.S. government treasuries	Level 2	419,442	—	(872)	418,570
Total financial assets		$764,540	$—	$(872)	$763,668

(1) Includes $15.6 million of restricted cash equivalents.

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets, and other assets in the consolidated balance sheets. Accrued interest receivable amounted to $2.5 million and $1.1 million as of December 31, 2022 and 2021, respectively. The Company did not write off any accrued interest receivable during the years ended December 30, 2022 and 2021.

The Company recognized total net unrealized loss of $8.4 million and $0.9 million in accumulated other comprehensive income (loss) as of December 31, 2022 and 2021, respectively. The gross unrealized losses related to U.S. government treasuries as of December 31, 2022 and 2021 were due to changes in interest rates. As of December 31, 2022 and 2021, there were no investments that have been in a continuous unrealized loss position for longer than 12 months. The Company determined that the gross unrealized losses on our investments as of December 31, 2022 were temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of December 31, 2022, no securities have contractual maturities of longer than two years.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Equity Investments

As of December 31, 2022, the Company's equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The Company acquired the securities as partial consideration for entering into the collaboration, option and license agreement (the “Brii Agreement”) with Brii Bio Parent and Brii Biosciences Offshore Limited (“Brii Bio”) in May 2018. The Company concluded it does not have a controlling interest or significant influence over Brii Bio based on its ownership percentage and other factors. See further discussion in Note 7—Collaboration and License Agreements. In July 2021, Brii Bio Parent completed its initial public offering (“Brii Bio Parent IPO”) on the Stock Exchange of Hong Kong Limited, prior to which the securities were accounted for as equity securities without a readily determinable fair value. Upon the completion of the Brii Bio Parent IPO, the securities were considered to be marketable equity securities and subsequently remeasured at fair value at each reporting date. As of December 31, 2022, the Company remeasured the equity investment at a fair value of $31.9 million. For the year ended December 31, 2022, the Company recognized an unrealized loss of $111.1 million as other income in the consolidated statement of operations, net of an unrealized loss of $0.1 million related to foreign currency translation for the period. The Company classifies its equity investment in Brii Bio Parent as a Level 1 asset within the fair value hierarchy, as the value is based on a quoted market price in an active market.

Contingent Consideration

Contingent consideration includes potential milestone payments in connection with the acquisitions of Humabs BioMed SA (“Humabs”) and TomegaVax, Inc. (“TomegaVax”). See further discussion in Note 4—Acquisitions. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of December 31, 2022 and 2021.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of December 31, 2022, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to VIR-3434 using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)1
Discount rates	13.8% - 15.1% (14.5%)
Probability of achievement	14.4% - 60.0% (43.6%)

(1) Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of December 31, 2022, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to VIR-3434:

Unobservable input	Value
Volatility	80.0%
Discount rate	12.0%
Probability of achievement	25.9%

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of December 31, 2022 and 2021, the estimated fair value of the contingent consideration related to the Humabs acquisition was $23.4 million and $17.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses, and selling, general and administrative expenses in the consolidated statements of operations based on the nature of the relevant underlying activities.

The estimated fair value of the contingent consideration related to the TomegaVax acquisition was determined by using a Monte Carlo simulation model which included estimates of both the probability and timing to achieve the required per-share price of the Company’s common stock, and incorporates assumptions as to expected volatility and discount rate. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. Although the TomegaVax acquisition was accounted for as an asset acquisition, such contingent consideration met the definition of an embedded derivative financial instrument. In February 2021, the Company achieved one of the milestones related to a specified per-share price of its common stock

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

resulting in a $10.0 million payable to the former TomegaVax’s stockholders which was paid in July 2021. As of December 31, 2022, the fair value of the remaining contingent consideration was estimated using the following significant unobservable inputs:

Unobservable input	Value
Volatility	90.0%
Discount rate	4.4%

As of December 31, 2022 and 2021, the estimated fair value of the contingent consideration related to the TomegaVax acquisition was $1.5 million and $5.7 million, respectively, with changes in the estimated fair value recorded in other income (expense), net in the consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs and TomegaVax acquisitions involves significant estimates and assumptions which give rise to measurement uncertainty.

The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration (in thousands):

Contingent Consideration
Balance at December 31, 2021	$22,822
Changes in fair value	2,115
Balance at December 31, 2022	$24,937

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The Company determined that the future milestone payments contain net settlement provisions and, therefore, they were required to be accounted for as embedded derivatives under the relevant accounting guidance. As of December 31, 2022, the estimated fair value of the embedded derivative was $1.5 million and was included in the contingent consideration liability on the consolidated balance sheet.

Acquisition of Humabs

In August 2017, the Company acquired all of the outstanding equity of Humabs, a private Swiss company, which discovers and develops monoclonal antibodies (“mAbs”) derived from individuals whose immune systems have successfully responded to major diseases. The Company acquired all of Humabs’ rights, title and interest in and to substantially all of the assets of Humabs except for rights under certain license agreements with third parties. The Company is obligated to pass through to the former Humabs shareholders any amounts received by Humabs under such license agreements, net of any program expenses. The transaction was accounted for as an acquisition of a business. In addition to the cash payment and issuance of common stock to the former Humabs shareholders at the acquisition date, the Company also agreed to pay additional amounts in cash upon the achievement of specified milestone events: (i) up to $135.0 million upon the achievement of clinical, regulatory and commercial milestones for VIR-3434; and (ii) up to $105.0 million upon the achievement of clinical, regulatory and commercial milestones for another product, which the Company elected as sotrovimab, a severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) product.

During the year ended December 31, 2020, the Company achieved two of the specified clinical milestones for the HBV product and sotrovimab totaling $20.0 million. During the year ended December 31, 2021, the Company achieved the specified regulatory milestone of $35.0 million and sales milestones totaling $60.0 million related to sotrovimab, which were paid in January and February 2022, respectively. The estimated fair value of the remaining contingent consideration was $23.4 million as of December 31, 2022.

The acquired developed technologies that have associated patents issued are classified as finite-lived intangible assets and are amortized on a straight-lined basis over their estimated remaining useful lives, generally between seven to 12 years. The Company also acquired indefinite-lived intangible assets consisting of IPR&D. These assets will not be amortized until regulatory approval is obtained in a major market. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned or otherwise impaired, the related IPR&D assets will be written-off and an impairment charge will be recorded. As of December 31, 2022, there have been no such impairments related to the IPR&D assets. The estimated fair value of the intangible assets was determined using the replacement cost method. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes.

5.
Goodwill and Intangible Assets

Goodwill

Goodwill of $16.9 million represents the excess of the purchase price over the estimated fair value of the net assets acquired from Humabs. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. There was no impairment for the year ended December 31, 2022.

Intangible Assets

The following table summarizes the carrying amount of the Company’s finite-lived intangible assets (in thousands):

	December 31,		Weighted- Average Remaining Useful
	2022	2021	Life (Years)
Developed technology	$4,260	$7,000	5.5
Contract-based intangible asset	502	502	12.9
Finite-lived intangible assets, gross	4,762	7,502
Less accumulated amortization	(2,738)	(4,114)
Less impairment of intangible assets	—	(832)
Finite-lived intangible assets, net	$2,024	$2,556

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Finite-lived intangible assets are carried at cost less accumulated amortization. The contract-based intangible asset resulted from the product approval of a sublicensed intellectual property right in December 2020. The intellectual property right was previously accounted for as IPR&D. Amortization expense related to finite-lived intangible assets, included in research and development expenses on the consolidated statements of operations, totaled $0.5 million, $0.5 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, like that of property and equipment.

Based on the finite-lived intangible assets recorded as of December 31, 2022, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31:
2023	$532
2024	260
2025	213
2026	213
2027	213
Total	$1,431

Indefinite-Lived Intangible Assets

As of December 31, 2022 and 2021, the Company had indefinite-lived intangible assets of $30.7 million, respectively, related to the purchased IPR&D from the Humabs acquisition. No impairment losses have been recorded for the years ended December 31, 2022 and 2021.

6.
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

Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $8.6 million, $8.2 million and $8.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the Company had deferred revenue of $15.5 million and $6.8 million, respectively. As of December 31, 2022 and 2021, the Company had $7.7 million and $1.8 million, respectively, within accrued and other liabilities, which may need to be refunded to the Bill & Melinda Gates Foundation.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Biomedical Advanced Research and Development Authority

In September 2022, the Company entered into an other transaction for advanced research agreement (the “BARDA Agreement”) with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services’ Administration for Strategic Preparedness and Response. Under the BARDA Agreement, the Company may receive up to an estimated $1.0 billion to advance the development of a full portfolio of innovative solutions to address influenza and potentially other infectious disease threats. The Base Period (as defined below) for the BARDA Agreement includes government funding of approximately $55.0 million to reimburse a portion of expenses incurred by the Company to support the development of VIR-2482, an investigational prophylactic monoclonal antibody designed with the aim to protect against seasonal and pandemic influenza, including expenses related to the Phase 2 pre-exposure prophylaxis trial of VIR-2482. The BARDA Agreement also provides for additional BARDA funding after the exercise by BARDA of up to twelve options to further support the development of pre-exposure prophylactic antibodies including and beyond VIR-2482 for the prevention of influenza illness or possibly supporting medical countermeasures for other pathogens of pandemic potential. The BARDA Agreement has an initial term that commenced on September 30, 2022 and extends through January 2026 (“Base Period”), which may be extended by mutual written agreement of the Company and BARDA if certain conditions are met or if BARDA exercises any of its options, as described above, and is terminable by the Company and BARDA at any time under specified circumstances, including for convenience.

The Company recognized grant revenue under the BARDA Agreement of $26.4 million for the year ended December 31, 2022 and a corresponding other receivable in prepaid expenses and other current assets of $26.4 million as of December 31, 2022.

7.
Collaboration and License Agreements

Collaboration Agreements with GSK

2020 GSK Agreement

On June 9, 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. entered into a definitive collaboration agreement under the terms set forth in the preliminary collaboration agreement entered into by the Company and certain GSK entities in April 2020 (the “2020 Preliminary Agreement”) (such definitive collaboration agreement, the “2020 GSK Agreement”). In December 2021, Beecham S.A. assigned and transferred all its rights, title, interest, and benefit in the 2020 GSK Agreement to GlaxoSmithKline Biologicals S.A. (Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A., referred to, individually and together, as “GSK”), including all its rights to bring claims under such agreement. Concurrently with the execution of the 2020 Preliminary Agreement, the Company entered into a stock purchase agreement (the “2020 Stock Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, under which GGL purchased 6,626,027 shares of the Company’s common stock on April 29, 2020, at a price per share of $37.73, for an aggregate purchase price of approximately $250.0 million. The 2020 Preliminary Agreement became effective as of April 29, 2020, which was also the closing date for the 2020 Stock Purchase Agreement (“Effective Date”). The 2020 GSK Agreement superseded and replaced the 2020 Preliminary Agreement between the parties. Under the terms of the 2020 GSK Agreement, the Company and GSK agreed to collaborate to research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration initially focused on the development and commercialization of three types of collaboration products under three programs: (1) antibodies targeting SARS-CoV-2 and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2 and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2 and potentially other coronaviruses (the “Functional Genomics Program”).

For four years following the Effective Date, the parties agreed to conduct certain research and development activities under mutually agreed development plans and associated budgets for each of the three programs, and under the oversight of a joint steering committee (“JSC”). The Company is primarily responsible for the development and clinical manufacturing activities for the Antibody Program, and for conducting the initial development activities directed to a vaccine in the Vaccine Program. GSK is primarily responsible for the commercialization activities for the Antibody Program (including in mainland China, Hong Kong, Macau and Taiwan following the purchase of these rights in May 2022, as described below), the later-stage development, manufacturing and commercialization activities for the Vaccine Program and the development, manufacturing and commercialization activities for the Functional Genomics Program. Subject to an opt-out mechanism and Amendment No. 1 to the 2020 GSK Agreement (described below), the parties share all development costs, manufacturing costs and costs and expenses for the commercialization of the collaboration products, with the Company bearing 72.5% of such costs for the antibody products, 27.5% of such costs for the vaccine products, and equal sharing of such costs for the functional genomics products.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The Company concluded that the 2020 GSK Agreement contained four units of account: (i) the license granted to GSK under the Antibody Program (the “Antibody License”); (ii) the research and development activities (including clinical manufacturing) under the Antibody Program; (iii) the research and development activities under the Vaccine Program; and (iv) the research and development activities under the Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2020 GSK Agreement are performance obligations with a customer. The Company determined that the Antibody License is within the scope of ASC 606, and accordingly, accounted for the Antibody License as a distinct performance obligation under ASC 606. The Antibody License is a functional intellectual property and is distinct from the associated research and development activities to be performed under the program due to its significant standalone functionality. All other elements of the 2020 GSK Agreement, including the research and development activities and participation in the JSC and subcommittees for each collaboration program, were not determined to be distinct performance obligations with a customer.

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

As of December 31, 2022, GSK held certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been reported to us as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. We expect GSK to adjust allowable manufacturing expenses for our share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluated the latest available facts and circumstances to update our evaluation of whether any portion of profit-sharing amounts should be constrained. In doing so, as of December 31, 2022, based on the current state of the COVID-19 pandemic, including the continued proportion of cases caused by certain Omicron subvariants, discussions with the FDA and other regulatory authorities, and the Company’s expectations for future sales in light of these factors, the Company revised its estimate and determined that $369.7 million should be constrained from profit-sharing revenues earned during the year ended December 31, 2022 in relation to the Company’s anticipated contractual share of potential future adjustments to manufacturing expenses and recorded such amount as adjustments to profit-sharing amounts. The Company re-assesses these estimates each reporting period. Actual results could materially differ from this estimate.

During the years ended December 31, 2022 and 2021, the Company recorded profit-sharing amounts and profit-sharing amounts constrained as components of collaboration revenue in the consolidated statements of operations, as follows:

	December 31,
	2022	2021
	(in thousands)
Collaboration revenue, net
Profit-sharing amount	$1,875,147	$917,194
Profit-sharing amount constrained	(369,678)	—
Total collaboration revenue, net	$1,505,469	$917,194

Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $31.4 million, $77.3 million and $25.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Under the terms of Amendment No. 1, GSK has the sole right to develop (including to seek, obtain or maintain regulatory approvals), manufacture and commercialize sotrovimab in and for mainland China, Hong Kong, Macau and Taiwan at GSK's sole cost

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

and expense (other than certain payments for which the Company remains responsible under certain of the Company’s existing agreements with third parties). GSK paid the Company a one-time upfront payment of $7.0 million in consideration for the rights and licenses granted to GSK under Amendment No. 1. The Company recognized contract revenue of $7.0 million during the year ended December 31, 2022. In addition, GSK will be obligated to pay the Company tiered royalties on net sales of sotrovimab in mainland China, Hong Kong, Macau and Taiwan in percentages ranging from the high teens to the low thirties. Such royalties are payable to the Company during the term of the 2020 GSK Agreement applicable to the Antibody Program.

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

Under the 2021 GSK Collaboration, the parties agreed to conduct certain research and development activities under mutually agreed development plans and associated budgets for the programs within the expanded collaboration for a period of three years following the effective date. Under the Influenza Program, the parties collaborate to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of influenza, including the Company’s influenza mAbs (with respect to VIR-2482, only if GSK exercises its option). The Company conducts the development and clinical manufacturing activities for VIR-2482 up to the completion of a Phase 2 clinical trial. Provided that the Company conducts and completes a Phase 2 clinical trial for VIR-2482, GSK has the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482 under the Influenza Program (the “VIR-2482 Option”). GSK is the lead party for development, clinical and commercial manufacturing and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the VIR-2482 Option, if applicable). The parties mutually agree upon the allocation of responsibility for the development of products under the Expanded Functional Genomics Program, and for the development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK is primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, the Company granted or will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program.

The parties share 50% of all development costs in accordance with the budget for each of the collaboration programs (other than for the Selected Pathogens and VIR-2482, unless GSK exercises the VIR-2482 Option), with each party having the right to opt-out of its co-funding obligations at specified points in development. In such case, the party continuing with the program pays to the opt-out party a royalty on net sales of products arising from such program at specified rates based on the stage of development at which the opt-out is exercised. Following the exercise of an opt-out right by a party, the other party may, at its election, either pursue development and commercialization of such product or program unilaterally, or also cease the conduct and funding of such collaboration product or program. In the absence of any opt-out, the parties also share 50% of all profits and losses arising from any collaboration product.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The Company concluded that the 2021 GSK Agreement contained the following units of account: (i) the VIR-2482 Option; (ii) three distinct rights granted to GSK related to the Selected Pathogens (each, a “Selected Pathogen Right”); (iii) the license and know-how to the next-generation mAbs under the Influenza Program (the “Next Gen License”); (iv) the research and development activities for next-generation mAbs under the Influenza Program; and (v) the research and development activities, including license rights and know-how, under the Expanded Functional Genomics Program. The Company considered the guidance in ASC 606 to determine which of these elements of the 2021 GSK Agreement are performance obligations with a customer. The Company determined that the distinct performance obligations under ASC 606 consisted of (i) the Next Gen License and (ii) the three Selected Pathogen Rights, each representing a material right. All other elements of the 2021 GSK Agreement including the VIR-2482 Option, research and development activities, and participation in the JSC and subcommittees for each collaboration program were not determined to be distinct performance obligations with a customer. As of December 31, 2022, GSK had not exercised the VIR-2482 Option or the remaining two Selected Pathogen Rights (see below for GSK's selection of first pathogen).

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

Upon execution of the 2021 GSK Agreement, the Company granted the Next Gen License to GSK and therefore, recognized $168.3 million as contract revenue in the second quarter of 2021. As of December 31, 2022, the total unrecognized transaction price of $51.7 million is classified as noncurrent deferred revenue on the Company's consolidated balance sheet related to the remaining performance obligations, being the remaining two material rights resulting from the Selected Pathogen Rights. The Company reclassified the deferred revenue of $51.7 million from current to noncurrent as of December 31, 2022 based on the Company's revised expectations for future option exercises by GSK.

Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses.

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

The Company evaluated the First Option Exercise under ASC 606 and identified one performance obligation consisting of the license for a Selected Pathogen Right granted to GSK. The transaction price was determined to be $39.8 million which equals the deferred revenue allocated to the first Selected Pathogen Right at the inception of the 2021 GSK Agreement. The Company determined that the license is considered a functional intellectual property that is a distinct performance obligation. Specifically, the Company believes the license is capable of being distinct, as GSK has the capabilities to develop the license either on its own or by contracting with other third-parties. GSK can benefit from the license at the time of grant and, therefore, the related performance obligation is satisfied at a point in time. During the year ended December 31, 2022, the Company recognized the $39.8 million as contract revenue.

During the year ended December 31, 2022 and 2021, the Company recognized additional net research and development expenses of $2.3 million and $0.5 million, respectively, under the 2021 GSK Agreement.

Under both the 2020 GSK Agreement and the 2021 GSK Agreement, the Company has a receivable from collaboration of zero and $773.1 million as of December 31, 2022 and 2021, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

Upon exercise of each option for a Brii Bio program, the Company will be required to pay to Brii Bio an option exercise fee ranging from the low tens of millions to up to $50.0 million, determined based on the commercial potential of the licensed program. The Company will be required to make regulatory milestone payments to Brii Bio on a licensed product-by-licensed product basis ranging from the low tens of millions up to $100.0 million, also determined based on the commercial potential of such program. The Company will also be required to make sales milestone payments based on certain specified levels of aggregate annual net sales of products in the United States arising from each licensed program, up to an aggregate of $175.0 million per licensed program. As of December 31, 2022, the Company has not exercised any of its options.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The Company evaluated the VIR-2218 transaction under ASC 606 and identified one performance obligation consisting of the license granted to Brii Bio. Under the Brii Agreement, Brii Bio is responsible for performing all research and development activities and the Company does not have any other performance obligations within the context of ASC 606 under the arrangement after the option exercise. The transaction price is determined to be $22.7 million which consists of the $20.0 million option exercise fee and $2.7 million of the deferred revenue allocated to the VIR-2218 option at the inception of the Brii Agreement. The Company determined that the license is considered a functional intellectual property that is a distinct performance obligation under ASC 606. Specifically, the Company believes the license is capable of being distinct, as Brii Bio has the capabilities to develop the license either on its own or by contracting other third parties. Brii Bio can benefit from the license at the time of grant and therefore, the related performance obligation is satisfied at a point in time. Additionally, all potential future milestones and other payments are constrained because the Company cannot conclude it is probable that a significant reversal in the amount recognized would not occur. The Company will re-evaluate the transaction price in each reporting period.

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

The Company evaluated the VIR-3434 transaction under ASC 606 and identified one performance obligation consisting of the license granted to Brii Bio. Under the Brii Agreement, Brii Bio is responsible for performing all research and development activities and the Company does not have any other performance obligations within the context of ASC 606 under the arrangement after the option exercise. The transaction price was determined to be $22.3 million, which consists of the $20.0 million option exercise fee and $2.3 million of the deferred revenue allocated to the VIR-3434 option at the inception of the Brii Agreement. The Company determined that the license is considered a functional intellectual property that is a distinct performance obligation. Specifically, the Company believes the license is capable of being distinct, as Brii Bio has the capabilities to develop the license either on its own or by contracting with other third parties. Brii Bio can benefit from the license at the time of grant and, therefore, the related performance obligation is satisfied at a point in time. Additionally, all potential future milestones and other payments are constrained because the Company cannot conclude it is probable that a significant reversal in the amount recognized would not occur. The Company will re-evaluate the transaction price in each reporting period.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $22.3 million, zero and $22.7 million, respectively, as license revenue from a related party. During the year ended December 31, 2020, the Company separately paid $10.0 million, half of the option exercise proceeds, to Alnylam in connection with the Amended Alnylam Agreement (as defined below) that was recognized as research and development expense.

As of December 31, 2022, the Company also has a contract liability of $1.5 million within noncurrent deferred revenues, which represents deferred consideration for the remaining two options that the Company granted to Brii Bio. The deferred consideration will be recognized when Brii Bio exercises its remaining options or the remaining options expire.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Alnylam

In October 2017, the Company entered into the collaboration and license agreement with Alnylam, as amended in December 2019 and March, April and December 2020 (the “Amended Alnylam Agreement”) for the development of siRNA products for the treatment of HBV, and following the exercise of certain program options, the development and commercialization of siRNA therapeutic products directed to up to four other infectious disease targets selected by the Company. The technology licensed under the Amended Alnylam Agreement forms the basis of the Company’s siRNA technology platform.

Under the Amended Alnylam Agreement, the Company obtained a worldwide, exclusive license to develop, manufacture and commercialize the HBV siRNA product candidates, including VIR-2218, for all uses and purposes other than agricultural, horticultural, forestry, aquaculture and other residential applications (such excluded fields, the “Excluded Fields”). In addition, Alnylam granted the Company an exclusive option, for each of the infectious disease siRNA programs directed to the Company’s selected targets, to obtain a worldwide, exclusive license to develop, manufacture and commercialize siRNA products directed to the target of each such program for all uses and purposes other than the Excluded Fields. On a product-by-product basis for each product arising from the HBV program and, following the Company’s option exercise, the infectious disease program, Alnylam has an exclusive option, exercisable during a specified period prior to the initiation of a Phase 3 clinical trial for each such product, to negotiate and enter into a profit-sharing agreement for such product.

The Company and Alnylam were jointly responsible for funding the initial research and development activities for VIR-2218 through the completion of proof-of-concept trials. Prior to the exercise of the Company’s option for each siRNA program directed to one of the Company’s selected infectious disease targets, Alnylam is responsible for conducting all development activities, at the Company’s expense, in accordance with an agreed-upon development plan. Following the Company’s exercise of an option for a program and payment of the program option exercise fee and any outstanding program costs due to Alnylam, the Company is solely responsible, at the Company’s expense (subject to Alnylam’s exercise of a profit-sharing option), for conducting all development, manufacture and commercialization activities for products arising from each such program. If Alnylam exercises a profit-sharing option for a product, the Company will negotiate the terms of such profit-sharing agreement, which will include sharing equally with Alnylam all subsequent costs associated with the development of such product, as well as the profits and losses in connection with such product, subject to reimbursement by Alnylam of a portion of specified development costs in certain circumstances.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

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

The Company incurred expenses under the Amended Alnylam Agreement of $1.4 million and $11.2 million during the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2020, in addition to the Milestone Shares, $15.0 million milestone payment to Alnylam, and the $10.0 million payment resulting from Brii Bio’s option exercise in the first half of 2020, the Company incurred expenses of $11.5 million under the Amended Alnylam Agreement.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

upon the latest of the expiration of the last valid claim of a licensed patent in such jurisdiction, the expiration of all regulatory exclusivity in such jurisdiction or 12 years following the first commercial sale of the applicable licensed product in such jurisdiction.

Under the Rockefeller Agreement, the Company recognized a total of $1.3 million, $4.7 million, and $1.3 million during the years ended December 31, 2022, 2021 and 2020, respectively, as research and development expenses related to certain development milestone payments, annual license maintenance fees, and estimated sublicense fees.

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

Xencor

August 2019 License Agreement

In August 2019, the Company entered into a patent license agreement, which was amended in February 2021 (as amended, the “2019 Xencor Agreement”) with Xencor, Inc. (“Xencor”). Under the 2019 Xencor Agreement, the Company obtained a non-exclusive, sublicensable (only to its affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target influenza A and HBV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the influenza A and HBV research programs. These technologies are used in the Company’s product candidates VIR-2482, incorporating Xencor’s Xtend technology, and VIR-3434, incorporating Xencor’s Xtend and other Fc technologies.

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

Under the 2019 Xencor Agreement, the Company recognized an immaterial amount during each of the years ended December 31, 2022, 2021 and 2020, as research and development expenses related to certain development milestone payments.

March 2020 License Agreement

In March 2020, the Company entered into a patent license agreement, which was amended in February 2021 (as amended, the “2020 Xencor Agreement”), with Xencor under which the Company obtained a non-exclusive, sublicensable (only to its affiliates and subcontractors) license to incorporate Xencor’s licensed technologies into, and to evaluate, antibodies that target any component of a coronavirus, including SARS-CoV-2, SARS-CoV and MERS-CoV, and a worldwide, non-exclusive, sublicensable license to develop and commercialize products containing such antibodies incorporating such technologies for all uses, including the treatment, palliation, diagnosis and prevention of human or animal diseases, disorders or conditions. The Company is obligated to use commercially reasonable efforts to develop and commercialize an antibody product that incorporates Xencor’s licensed technologies, for each of the coronavirus research programs. These technologies are used in sotrovimab, incorporating Xencor’s Xtend technology.

In consideration for the grant of the license, the Company is obligated to pay royalties based on net sales of licensed products at the mid-single-digits. The royalties are payable, on a product-by-product and country-by-country basis, until the later of the expiration of the last to expire valid claim in the licensed patents covering such product in such country or 12 years. During the years ended December 31, 2022 and 2021, the Company recognized $114.5 million and $52.7 million, respectively, as cost of revenue for royalties due to Xencor from the sale of sotrovimab.

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

8.
Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$36,533	$20,012
Computer equipment	2,545	1,112
Furniture and fixtures	2,852	1,443
Leasehold improvements	84,422	7,834
Construction in progress	—	26,925
Property and equipment, gross	126,352	57,326
Less accumulated depreciation and amortization	(20,743)	(14,492)
Total property and equipment, net	$105,609	$42,834

Depreciation and amortization expenses were $6.3 million, $5.3 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Milestone payable	$—	$95,000
Net profit-sharing constrained	357,762	$—
Accrued royalties	10,447	58,672
Research and development expenses	48,880	28,073
Payroll and related expenses	28,286	29,753
Accrued income taxes	15,228	6,217
Excess funds payable under grant agreements	7,652	1,825
Operating lease liabilities, current	4,137	3,927
Other professional and consulting expenses	3,987	2,791
Other accrued expenses	12,711	10,254
Total accrued and other liabilities	$489,090	$236,512

9.
Commitments and Contingencies

Lease Agreements

The Company has various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri, and Switzerland with contractual lease periods expiring at various dates through 2033. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain lease agreements also provide the Company with the option to renew for additional periods ranging from one to five years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.

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

Under two of the operating lease arrangements in California and Missouri discussed above, the Company expected to fully utilize the tenant improvement allowance and, therefore, such amount was treated as a lease incentive that is payable to the Company at the lease commencement date.

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

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The following table contains a summary of the lease costs recognized under ASC 842 and additional information related to operating leases (in thousands, except weighted average amounts):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$15,910	$11,921	$4,591
Short-term lease cost	239	261	459
Variable lease cost	9,937	4,256	2,299
Total lease cost	$26,086	$16,438	$7,349

Other Information
Weighted average remaining lease term (in years)	10.0	10.4	10.6
Weighted average incremental borrowing rate	5.2%	5.2%	7.7%
Cash paid for amounts included in the measurement of operating lease liabilities	$12,716	$6,250	$5,081
ROU assets obtained in exchange for new operating lease liabilities	$4,046	$77,187	$48,495

The discount rate used to determine the present value of the lease payments is our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as we generally cannot determine the interest rate implicit in the leases.

The maturity of the Company’s operating lease liabilities as of December 31, 2022 was as follows (in thousands):

Amounts
2023	$19,450
2024	18,610
2025	16,303
2026	16,747
2027	16,927
Thereafter	86,994
Total lease payments	175,031
Less: imputed interest	(38,379)
Less: net tenant improvement allowance yet to be received	(26,294)
Present value of operating lease liabilities	$110,358

The following amounts were recorded in the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Operating Leases
Prepaid expenses and other current assets (1)	$17,616	$49,536
Operating ROU assets	82,557	87,220

Accrued and other liabilities	$4,137	$3,927
Operating lease liabilities, noncurrent	123,837	133,561
Total operating lease liabilities	$127,974	$137,488

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

In August 2020, GSKTSL entered into a Master Services Agreement with Samsung (the “Samsung MSA”) in connection with the performance of the obligations of the Company and GSK under the 2020 GSK Agreement. In accordance with the terms of the 2020 GSK Agreement, the Company continues to be responsible for 72.5% of the costs under the Samsung MSA, and GSK bears 27.5% of such costs under the Samsung MSA, subject to certain conditions and exceptions. The Company’s commitment has been substantially recognized on its consolidated balance sheet as part of the profit-sharing amount constrained as of December 31, 2022, which is part of accrued and other liabilities, as discussed in Note 7—Collaboration and License Agreements.

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

10.
Related Party Transactions

As a result of the Brii Agreement, the Company holds a minority equity interest in Brii Bio through its parent company, Brii Bio Parent. At the time when the Company entered into the Brii Agreement, the Company's Chief Executive Officer (the “CEO”), and another member of the Company's board of directors served on Brii Bio Parent’s board of directors. The Company's CEO, who is also a member of the Company's board of directors, resigned from Brii Bio Parent’s board of directors in June 2021. As of December 31, 2022, one member of the Company’s board of directors serves on Brii Bio Parent’s board of directors.

11.
Stock-Based Awards

2019 Equity Incentive Plan

In September 2019, the Company’s board of directors adopted, with the approval of its stockholders, the 2019 Equity Incentive Plan (the “2019 Plan”) for the issuance of incentive stock options (“ISO”), non-qualified stock options (“NSO”), stock appreciation rights (“SARs”), restricted stock, other stock awards and performance cash awards, to employees, non-employee directors, and consultants. The 2019 Plan became effective concurrent with the Company’s initial public offering (“IPO”).

Awards granted under the 2019 Plan expire no later than 10 years from the date of grant. For ISO and NSO, the option price shall not be less than 100% of the estimated fair value on the date of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of December 31, 2022, there are 12,911,263 shares available for the Company to grant under the 2019 Plan.

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

The ESPP initially authorized the issuance of 1,280,000 shares of the Company’s common stock under purchase rights granted to its employees or employees of any of the Company’s designated affiliates. The number of shares of the Company’s common stock reserved for issuance is subject to an automatic increase at each calendar year. Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to any plan limitations. Unless otherwise determined by the Company’s board of directors, employees can purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or the purchase date. During the year ended December 31, 2022, 118,288 shares were issued under the ESPP.

Stock Option Activity

Activity under the Company’s stock option plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at December 31, 2021	10,308,928	$31.75	8.2
Granted	2,051,535	$28.07
Exercised	(696,963)	$6.51
Forfeited	(1,059,133)	$41.67
Outstanding at December 31, 2022	10,604,367	$31.70	7.6	$52,307
Vested and expected to vest at December 31, 2022	10,604,367	$31.70	7.6	$52,307
Vested and exercisable at December 31, 2022	6,069,564	$27.06	7.0	$48,178

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $12.1 million $65.1 million and $53.1 million, respectively.

During the years ended December 31, 2022, 2021, and 2020, the estimated weighted-average grant date fair value of the options granted was $22.69, $47.62, and $25.49 per share, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

As of December 31, 2022, the Company expects to recognize the remaining unamortized stock-based compensation expense of $127.4 million related to stock options, over an estimated weighted average period of 2.2 years.

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2022	2021	2020
Expected term of options (in years)	5.3 – 6.1	5.3 – 6.1	5.0 – 6.1
Expected stock price volatility	101.4% – 111.2%	103.1% – 112.1%	88.8% – 108.6%
Risk-free interest rate	1.6% – 4.3%	0.6% – 1.3%	0.3% – 1.2%
Expected dividend yield	—	—	—

The valuation assumptions for stock options were determined as follows:

Expected Term—The expected term represents the period that the stock options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.

Expected Volatility—Since inception the expected volatility was determined by examining the historical volatilities for industry peers and using an average of historical volatilities of the Company’s industry peers. Beginning the first quarter of 2022, the expected volatility is determined by using a blended approach of the Company and its industry peers’ historical volatilities.

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

The fair value of employees' purchase rights under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021
Expected term of ESPP (in years)	0.5	0.5
Expected stock price volatility	59.0% – 86.0%	76.1% – 144.1%
Risk-free interest rate	0.1% – 4.5%	0.04% – 0.1%
Expected dividend yield	—	—

The expected term of employees’ purchase rights is equal to the purchase period. The expected volatility was determined based on the Company's historical volatility. The risk-free interest rate is based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant over the expected term of the employees’ purchase rights. The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its profit interest units in the foreseeable future. Based on the Black-Scholes option-pricing model, the estimated weighted-average grant date fair value of the employees' purchase rights granted for the years ended December 31, 2022 and 2021 was $9.09 and $19.85 per share, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Restricted Stock Activity

The Company’s RSAs and RSUs were summarized as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
	RSU	RSU
Unvested as of December 31, 2021	1,271,334	$59.93
Granted	2,097,128	$27.87
Vested	(349,496)	$58.26
Forfeited	(349,788)	$40.86
Unvested as of December 31, 2022	2,669,178	$37.46

The unvested shares of RSUs have not been included in the shares issued and outstanding.

As of December 31, 2022, there was $77.0 million of total unrecognized compensation cost related to unvested restricted stock units, all of which is expected to be recognized over a remaining weighted-average period of 2.8 years.

Stock-Based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and the ESPP in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$53,153	$42,554	$13,663
Selling, general and administrative	$48,929	$41,230	13,937
Total stock-based compensation	$102,082	$83,784	$27,600

12.
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

	Year ended December 31,
	2022	2021	2020
Net income (loss), basic and diluted	$515,837	$528,584	$(298,665)

Weighted-average shares outstanding, basic	132,606,767	129,884,967	119,159,424
Weighted-average effect of dilutive securities:
Options to purchase common stock	2,130,212	3,513,438	—
Restricted shares subject to future vesting	73,851	35,488	—
Shares to purchase under Employee Stock Purchase Plan	78	—	—
Contingently issuable shares	—	3,233	—
Weighted-average shares outstanding, diluted	134,810,908	133,437,126	119,159,424

Net income (loss) per share, basic	$3.89	$4.07	$(2.51)
Net income (loss) per share, diluted	$3.83	$3.96	$(2.51)

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2022	2021	2020
Options issued and outstanding	8,853,734	5,764,308	9,798,282
Restricted shares subject to future vesting	2,646,748	1,088,304	89,261
Warrants to purchase common stock	—	—	—
Total	11,500,482	6,852,612	9,887,543

13.
Defined Contribution Plan

The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. Eligible employees may contribute a percentage of their compensation to this plan, subject to statutory limitations. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $4.0 million, $2.7 million, and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

14.
Income Taxes

Income (loss) before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$692,445	$535,989	$(309,697)
Foreign	61,835	13,813	11,086
Total income (loss) before provision for income taxes	$754,280	$549,802	$(298,611)

The components of income tax expense consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$238,550	$3,526	$—
State	2,432	105	—
Foreign	12,647	2,401	106
	253,629	6,032	106
Deferred:
Federal	(15,186)	15,186	(21)
State	—	—	(31)
	(15,186)	15,186	(52)
Provision for income taxes	$238,443	$21,218	$54

A reconciliation between the expected income tax provision at the federal statutory rate and the reported income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax at less than federal statutory rate	(0.3)	(0.2)	0.9
Prior year tax rate adjustment	—	—	(1.9)
State taxes, net of federal benefit	0.1	0.7	2.7
Research and development tax credit	(2.0)	(1.6)	1.8
Permanent items	(7.4)	1.8	1.3
Changes in valuation allowance	21.1	(17.9)	(25.3)
Other	(0.9)	0.1	(0.5)
Effective income tax rate	31.6%	3.9%	0.0%

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021, are related to the following:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,793	$15,030
Research and development tax credit carryforward	12,123	11,375
Equity compensations	24,250	15,065
Reserves and accruals	85,977	7,115
Capitalized research and development	75,680	—
Lease liabilities	18,553	28,612
Intangible assets	18,348	19,657
Deferred tax assets	249,724	96,854
Deferred tax liabilities:
Unrealized gain on investments	(5,880)	(30,170)
ROU assets	(20,834)	(28,483)
Property and equipment	(13,151)	(2,422)
IPR&D	(8,511)	(8,511)
Deferred tax liabilities	(48,376)	(69,586)
Valuation allowance	(204,601)	(45,707)
Net deferred tax liabilities	$(3,253)	$(18,439)

Although the Company has taxable income for the year ended December 31, 2022 and 2021, it has otherwise incurred accumulated tax losses since inception. Based on the available objective evidence, the Company cannot conclude it is more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a valuation allowance against its net deferred tax assets. For the year ended December 31, 2022, the Company recorded a valuation allowance increase of $158.9 million, primarily based on the estimated 2022 taxable income. The valuation allowance is decreased by $114.2 million for the year ended December 31, 2021 and increased by $74.1 million for the year ended December 31, 2020. As of December 31, 2022, the Company has net operating loss carryforwards of $20.9 million for federal purposes and $111.4 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2037 for federal and in 2031 for state tax purposes. As of December 31, 2022, the Company also has net operating loss carryforwards of $10.6 million for Australian tax purposes, which have an indefinite carryforward period, and no net operating loss carryforward for Swiss tax purposes.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The Company completed its Section 382 analysis as of December 31, 2022 and based on this analysis, it does not expect that the annual limitations will significantly impact its ability to utilize its net operating loss or tax credit carryforwards prior to expiration.

As of December 31, 2022, the Company has research tax credit carryforwards of $0.4 million and $15.9 million for federal and state tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2036. The California credits can be carried forward indefinitely.

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

Uncertain Tax Positions

As of December 31, 2022 and 2021, the Company had an unrecognized tax benefit balance of $10.6 million and $7.4 million, respectively, related to transfer pricing and research and development tax credits. A portion of the unrecognized tax benefits as of December 31, 2022, if recognized, would reduce the Company’s effective tax rate by 0.7%. Other unrecognized tax benefits as of

VIR BIOTECHNOLOGY, INC.

Notes to Consolidated Financial Statements

December 31, 2022, if recognized, would be in the form of net operating loss and tax credit carryforwards, which attract a full valuation allowance offset, and would not reduce the Company’s effective tax rate. There are no provisions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Because the statute of limitations does not expire until after the net operating loss and credit carryforwards are actually used, the statutes are still open on calendar years ending December 31, 2017 forward for federal and state purposes.

The Company did not recognize any expense for interest and penalties related to uncertain tax positions during 2022, 2021 and 2020, and the Company does not have any amounts related to interest and penalties accrued at December 31, 2022. The Company files U.S. federal, state, Switzerland and Australia tax returns. The Company’s tax years remain open for all years. As of December 31, 2022, the Company was not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

A reconciliation of the beginning and ending amounts of the liability for uncertain tax positions is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Gross unrecognized tax benefits at January 1	$7,422	$4,877	$2,725
Addition for tax positions taken in the prior years	—	—	—
Reduction for tax positions taken in the prior years	(12)	(62)	(588)
Addition for tax positions taken in current year	3,228	2,607	2,740
Gross unrecognized tax benefits at December 31	$10,638	$7,422	$4,877

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

Management assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Remediation of Previously Reported Material Weakness

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our preparation of our financial statements as of and for the quarter ended June 30, 2022, we identified a material weakness in our internal control over financial reporting. With respect to the determination of the estimated profit-sharing amount to be constrained under the definitive collaboration agreement dated June 9, 2020, or the 2020 GSK Agreement, between the Company and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK), our management review control procedures were not designed in a manner that would ensure relevant information and key judgments are obtained and analyzed at the appropriate level of precision, on a timely basis, between non-financial personnel and those responsible for financial reporting as of June 30, 2022. Management concluded that the control deficiency represented a material weakness as of June 30, 2022.

Following the identification of the material weakness in our internal controls over financial reporting as of June 30, 2022, we prepared a remediation action plan and implemented that plan to improve the controls related to the determination of the estimated profit-sharing amount to be constrained under the 2020 GSK Agreement, which included the following actions:

•
We enhanced communication procedures and the timeliness of those procedures between non-financial personnel and those responsible for financial reporting related to relevant business information.
•
We designed specific procedures, at the appropriate level of precision, to review and ensure the completeness of the Company’s analysis, including the analysis of material assumptions, resulting in comprehensive documentation supporting management’s judgments and ensuring the completeness and the accuracy of the underlying information.

During the fourth quarter of 2022, we successfully completed the testing necessary to conclude that the material weakness has been remediated. The material weakness had no impact on any amounts reported in the financial statements for the fiscal year ended December 31, 2022 or for any previous period.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vir Biotechnology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Vir Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vir Biotechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Mateo, California

February 28, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” and “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” (except for the section titled “Executive Compensation—Pay Versus Performance”) in our Proxy Statement.

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

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section titled “Proposal 3—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

10.16+

Employment Agreement between Humabs BioMed SA (f/k/a Humabs Holding GmbH) and Johanna Friedl-Naderer, dated December 16, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 001-39803), filed with the SEC on May 5, 2022).

10.17+	Agreement on Transfer of Employment and Amendment of Employment Agreement between Humabs BioMed SA, Vir Biotechnology International GmbH and Johanna Friedl-Naderer, dated December 19, 2022.

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

10.36†

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

10.38†

Amendment No. 4 to the Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated December 8, 2020 (incorporated herein by reference to Exhibit 10.39 to the Company's Form 10-K (File No. 001-39083), filed with the SEC on February 25, 2021).

10.39†

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

10.45†

Amendment No. 5 to Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated December 8, 2021 (incorporated herein by reference to Exhibit 10.43 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on February 28, 2022).

10.46†

Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated November 5, 2021 (incorporated herein by reference to Exhibit 10.44 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on February 28, 2022).

10.47†

Amended and Restated Letter Agreement between the Company and the Bill & Melinda Gates Foundation, dated January 12, 2022 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on February 28, 2022).

10.48

Stock Purchase Agreement between the Company and the Bill & Melinda Gates Foundation, dated January 12, 2022 (incorporated herein by reference to Exhibit 10.46 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on February 28, 2022).

10.49†

Grant Agreement between the Company and the Bill & Melinda Gates Foundation, dated January 12, 2022 (incorporated herein by reference to Exhibit 10.47 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on February 28, 2022).

10.50†

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

10.53

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

10.58†

Third Amendment to Exclusive License Agreement between the Company and The Rockefeller University, dated March 1, 2021 (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.59†

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

10.64†

Amendment 5 to Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated July 15, 2017 (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.65†

Amendment 6 to Sub-License and Collaboration Agreement between the Company (as successor in interest to Humabs BioMed SA) and MedImmune, LLC, dated September 7, 2018 (incorporated herein by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.66

Lease Agreement between the Company and ARE-SAN FRANCISCO NO. 43, LLC, dated March 30, 2017 (incorporated herein by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.67

First Amendment to Lease Agreement between the Company and ARE-SAN FRANCISCO NO. 43, LLC, dated April 10, 2019 (incorporated herein by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-233604), filed with the SEC on September 3, 2019).

10.68†

Lease Agreement between the Company and KRE Exchange Owner LLC, dated December 16, 2021 (incorporated herein by reference to Exhibit 10.66 to the Company’s Form 10-K (File No. 001-39083), filed with the SEC on February 28, 2022).

10.69†

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

10.72†

Amendment 1 to Patent License Agreement between the Company and Xencor, Inc., dated February 23, 2021 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.73†

Definitive Collaboration Agreement between the Company, Glaxo Wellcome UK Limited and Beecham S.A., dated June 9, 2020 (incorporated herein by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.74

Stock Purchase Agreement between the Company and Glaxo Group Limited, dated April 5, 2020 (incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.75†

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

10.77†

Amendment No. 1 to the Definitive Collaboration Agreement between the Company and Glaxo Wellcome UK Limited dated May 27, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-39083), filed with the SEC on August 9, 2022).

10.78†

Stock Purchase Agreement between the Company and Glaxo Group Limited, dated February 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 001-39083), filed with the SEC on May 6, 2021).

10.79†

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

10.81†

Letter of Intent between the Company and WuXi Biologics (Hong Kong) Limited, dated June 15, 2020 (incorporated herein by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 (File No. 333-239689), filed with the SEC on July 6, 2020).

10.82†

Termination Agreement between the Company and WuXi Biologics (Hong Kong) Limited dated May 16, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-39083), filed with the SEC on August 9, 2022).

10.83

Sales Agreement, dated as of November 10, 2020, by and between the Company and Cowen and Company, LLC. (incorporated by reference to Exhibit 1.2 to the Company’s registration statement on Form S-3 (Filed No. 333-250013), filed with the SEC on November 10, 2020).

21.1	List of subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

VIR BIOTECHNOLOGY, INC.

Date: February 28, 2023	By:	/s/ George Scangos
George Scangos, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Howard Horn
Howard Horn
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Scangos, Ph.D., Johanna Friedl-Naderer, Howard Horn and Vanina de Verneuil, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Scangos	President, Chief Executive Officer and	February 28, 2023
George Scangos, Ph.D.	Director (Principal Executive Officer)

/s/ Howard Horn	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2023
Howard Horn

/s/ Vicki Sato	Chairman of the Board of Directors	February 28, 2023
Vicki Sato, Ph.D.

/s/ Jeffrey S. Hatfield	Director	February 28, 2023
Jeffrey S. Hatfield

/s/ Robert More	Director	February 28, 2023
Robert More

/s/ Janet Napolitano	Director	February 28, 2023
Janet Napolitano

/s/ Robert Nelsen	Director	February 28, 2023
Robert Nelsen

/s/ Robert Perez	Director	February 28, 2023
Robert Perez

/s/ Saira Ramasastry	Director	February 28, 2023
Saira Ramasastry

/s/ Phillip Sharp	Director	February 28, 2023
Phillip Sharp, Ph.D.

/s/ Elliott Sigal	Director	February 28, 2023
Elliott Sigal, M.D., Ph.D.