Form 10-Q
period 2023-03-31
Vir Biotechnology, Inc.
filed 2023-05-08
CIK 1706431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 133,976,538 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, research and development, potential of, and expectations for, our pipeline, planned clinical trials and preclinical studies, technology platforms, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management, expected market growth, the timing of availability of clinical data, program updates and data disclosures, the ability of sotrovimab to treat and/or prevent COVID-19, our plans for sotrovimab, and our plans for our hepatitis B virus, hepatitis D virus, influenza, COVID-19 and human immunodeficiency virus portfolios are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$824,913	$848,631
Short-term investments	1,406,579	1,521,517
Restricted cash and cash equivalents, current	10,957	12,681
Equity investments	18,583	31,892
Prepaid expenses and other current assets	97,602	104,356
Total current assets	2,358,634	2,519,077
Intangible assets, net	32,622	32,755
Goodwill	16,937	16,937
Property and equipment, net	103,758	105,609
Operating right-of-use assets	81,505	82,557
Restricted cash and cash equivalents, noncurrent	6,739	6,656
Long-term investments	49,187	23,927
Other assets	16,554	14,570
TOTAL ASSETS	$2,665,936	$2,802,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,149	$6,422
Accrued and other liabilities	455,922	489,090
Deferred revenue, current portion	17,217	15,517
Total current liabilities	485,288	511,029
Deferred revenue, noncurrent	53,207	53,207
Operating lease liabilities, noncurrent	121,461	123,837
Contingent consideration, noncurrent	23,691	24,937
Deferred tax liability	3,253	3,253
Other long-term liabilities	8,235	7,862
TOTAL LIABILITIES	695,135	724,125
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 133,930,957 and 133,236,687 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	1,737,626	1,709,835
Accumulated other comprehensive loss	(3,219)	(9,122)
Retained earnings	236,337	377,237
Total Vir stockholder's equity	1,970,757	2,077,963
Noncontrolling interest	44	—
TOTAL STOCKHOLDERS’ EQUITY	1,970,801	2,077,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,665,936	$2,802,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Collaboration revenue	$46,574	$1,229,656
Contract revenue	138	282
Grant revenue	16,245	2,521
Total revenues	62,957	1,232,459
Operating expenses:
Cost of revenue	1,907	90,149
Research and development	157,643	90,227
Selling, general and administrative	46,778	38,255
Total operating expenses	206,328	218,631
(Loss) income from operations	(143,371)	1,013,828
Other income (expense):
Change in fair value of equity investments	(13,103)	(95,039)
Interest income	21,307	388
Other (expense) income, net	(8,021)	2,730
Total other income (expense)	183	(91,921)
(Loss) income before benefit from (provision for) income taxes	(143,188)	921,907
Benefit from (provision for) income taxes	2,232	(403,286)
Net (loss) income	$(140,956)	$518,621
Net loss attributable to noncontrolling interest	$(56)	$—
Net (loss) income attributable to Vir	$(140,900)	$518,621
Net (loss) income per share attributable to Vir, basic	$(1.06)	$3.93
Net (loss) income per share attributable to Vir, diluted	$(1.06)	$3.85
Weighted-average shares outstanding, basic	133,552,839	132,079,391
Weighted-average shares outstanding, diluted	133,552,839	134,535,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(140,956)	$518,621
Other comprehensive income (loss):
Unrealized gain (loss) on investments	5,894	(3,696)
Amortization of actuarial gain (loss)	9	(10)
Other comprehensive income (loss)	5,903	(3,706)
Comprehensive (loss) income	$(135,053)	$514,915
Comprehensive loss attributable to noncontrolling interest	(56)	—
Comprehensive (loss) income attributable to Vir	$(134,997)	$514,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except shares amounts)

(unaudited)

	Vir Stockholders' Equity
				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling	Stockholders'
	Share	Amount	Capital	Loss	Earnings	interest	Equity
Balance at December 31, 2022	133,236,687	$13	$1,709,835	$(9,122)	$377,237	$—	$2,077,963
Vesting of restricted common stock	517,168	—	—	—	—	—	—
Exercise of stock options	177,102	—	2,310	—	—	—	2,310
Stock-based compensation	—	—	25,481	—	—	—	25,481
Other comprehensive income	—	—	—	5,903	—	—	5,903
Contributions from noncontrolling interest owners	—	—	—	—	—	100	100
Net loss	—	—	—	—	(140,900)	(56)	(140,956)
Balance at March 31, 2023	133,930,957	$13	$1,737,626	$(3,219)	$236,337	$44	$1,970,801

	Vir Stockholders' Equity
				Accumulated	Retained
			Additional	Other	Earnings		Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Share	Amount	Capital	Loss	Deficit)	interest	Equity
Balance at December 31, 2021	131,161,404	$13	$1,571,535	$(1,099)	$(138,600)	$—	$1,431,849
Issuance of common stock in connection with a grant agreement	881,365	—	28,462	—	—	—	28,462
Vesting of restricted common stock	216,886	—	—	—	—	—	—
Exercise of stock options	93,786	—	484	—	—	—	484
Stock-based compensation	—	—	25,304	—	—	—	25,304
Other comprehensive loss	—	—	—	(3,706)	—	—	(3,706)
Net income	—	—	—	—	518,621	—	518,621
Balance at March 31, 2022	132,353,441	$13	$1,625,785	$(4,805)	$380,021	$—	$2,001,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(140,956)	$518,621
Adjustments to reconcile net (loss) income to net cash (used in) provided for operating activities:
Change in estimated constraint on profit-sharing amount	(31,541)	—
Depreciation and amortization	5,505	1,419
Amortization of intangible assets	133	133
(Accretion of discounts) amortization of premiums on investments, net	(9,365)	1,073
Payment of contingent consideration in excess of acquisition date fair value	—	(93,803)
Noncash lease expense	2,173	2,111
Change in fair value of equity investments	13,103	95,039
Change in estimated fair value of contingent consideration	(1,246)	(3,931)
Stock-based compensation	25,481	25,304
Other	206	209
Changes in operating assets and liabilities:
Receivable from collaboration	2,093	(450,082)
Prepaid expenses and other current assets	9,493	(247)
Other assets	(1,984)	(227)
Accounts payable	6,564	3,829
Accrued liabilities and other long-term liabilities	(4,036)	433,556
Operating lease liabilities	(3,105)	(493)
Deferred revenue	1,700	17,578
Net cash (used in) provided by operating activities	(125,782)	550,089
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of an equipment	—	12
Purchases of property and equipment	(6,867)	(15,841)
Purchases of investments	(384,513)	(89,563)
Maturities of investments	489,459	—
Net cash provided by (used in) investing activities	98,079	(105,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a grant agreement	—	28,462
Payment of principal on financing lease obligation	(66)	(64)
Proceeds from exercise of stock options	2,310	484
Contributions from noncontrolling interest owners	100	—
Payment of contingent consideration	—	(1,197)
Net cash provided by financing activities	2,344	27,685
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(25,359)	472,382
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	867,968	363,415
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$842,609	$835,797
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$824,913	$812,355
Restricted cash and cash equivalents, current	10,957	14,402
Restricted cash and cash equivalents, noncurrent	6,739	9,040
Total cash, cash equivalents and restricted cash	$842,609	$835,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Business Overview

Vir Biotechnology, Inc. (“Vir” or the “Company”) is a commercial-stage immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Its current pipeline consists of sotrovimab (where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting hepatitis B virus (“HBV”), hepatitis D virus (“HDV”), influenza A virus, coronavirus disease 2019 (“COVID-19”), and human immunodeficiency virus (“HIV”). Vir has assembled four technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes.

In January 2023, a new majority-owned subsidiary was incorporated in the State of Delaware, Encentrio Therapeutics, Inc. (“Encentrio”). The Company owns 80% of Encentrio’s outstanding voting shares. The primary purpose of Encentrio is to conduct research and development of oncology therapeutics.

Liquidity and Capital Resources

In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of March 31, 2023, no shares have been sold under the Sales Agreement. The Sales Agreement will expire in November 2023.

As of March 31, 2023, the Company had $2.3 billion in cash, cash equivalents, and investments, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of Vir and its majority-owned subsidiaries. For consolidated entities where Vir owns or is exposed to less than 100.0% of the economics, the Company records net income (loss) attributable to noncontrolling interests, net of tax in its unaudited condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All intercompany balances and transactions have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

Certain information and footnote disclosures typically included in the Company’s annual consolidated financial statements have been condensed or omitted. As such, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties

Although the Company received Emergency Use Authorization (“EUA”), temporary authorization or marketing approval for sotrovimab (under the brand name Xevudy®), sotrovimab is currently deauthorized in the U.S. and has limitations in use outside of the U.S. In addition, the Company is still subject to a number of other challenges and risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its other product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of sotrovimab and other product candidates and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or maintain profitability.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and investments. Cash and cash equivalents are deposited in checking and sweep accounts at a financial institution. Such deposits may, at times, exceed federally insured limits. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Prior to such events, the Company held cash deposits at SVB in excess of government insured limits. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company was able to access its deposits at the FDIC’s newly created Silicon Valley Bridge Bank, N.A., which was subsequently purchased on March 27, 2023 by First Citizens Bank & Trust Company, a subsidiary of First Citizens BancShares, Inc. As such, no losses have been incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the Company’s investments are held in custody at a third-party financial institution. Subsequent to March 13, 2023, there is no meaningful cash balance held at SVB.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of March 31, 2023, the Company has no off-balance sheet concentrations of credit risk.

The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. During the three months ended March 31, 2023 and 2022, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Equity Investments

The Company measures its investment in equity securities at fair value at each reporting date based on the market price at period end if it has a readily determinable fair value. Otherwise, the investments in equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer unless the Company has significant influence or control over the investee. Changes in fair value resulting from observable price changes are presented as change in fair value of equity investments, and changes in fair value resulting from foreign currency translation are included in other income (expense), net on the unaudited condensed consolidated statements of operations.

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

For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606, including the royalty exception guidance and variable consideration guidance under ASC 606 as described below, or other guidance, as deemed appropriate. When the Company is considered an agent in elements of collaboration arrangements within the scope of ASC 808, it records its share of collaboration revenue in the period in which such sales occur. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the net sales reported by the Company's collaboration partners, net of cost of goods sold and allowable expenses (e.g., manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period. In order to record collaboration revenue, the Company utilizes certain information from its collaboration partner, including actual net product sales and costs incurred for sales activities, and makes key judgments based on business updates related to commercial and clinical activities such as expected commercial demand, commercial supply plan, manufacturing commitments, risks related to expired or obsolete inventories, and risks related to potential product returns or contract terminations. The Company uses these estimates to determine whether payments due to it under its collaboration arrangements, such as profit-share payments, should be recognized as revenue in the period that they become due or whether any portion of the payments due should be constrained from revenue recognition because it is not probable that recognizing such amounts would not result in a material reversal of revenues in future reporting periods.

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

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. These agreements may include the following types of consideration: non-refundable upfront payments, reimbursement for research services, research, development or regulatory milestone payments, profit-sharing arrangements, and royalty and commercial sales milestone payments.

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

Contingent Consideration Obligations

Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date, are remeasured each subsequent reporting period until the related contingencies are resolved and are classified as contingent consideration on the unaudited condensed consolidated balance sheets. The changes in fair values of contingent consideration related to the achievement of various milestones are recorded within research and development expenses or selling, general and administrative expenses based on the nature of the relevant underlying activities.

Embedded Derivatives

The Company evaluates its acquisitions, collaborative arrangements and other business development transactions to determine if embedded components of these contracts meet the definition of a derivative under ASC 815, Derivatives and Hedging. In general, embedded derivatives are required to be bifurcated from the host instrument if (i) the embedded feature is not clearly and closely related to the host contract and (ii) the embedded feature, if considered a freestanding instrument, meets the definition of a derivative. Embedded derivatives are reported on the unaudited condensed consolidated balance sheets at their estimated fair values. Contingent consideration related to asset acquisitions that meet the definition of an embedded derivative is classified as contingent consideration on the unaudited condensed consolidated balance sheets. Any changes in estimated fair values, as determined at each measurement period, are recorded in the unaudited condensed consolidated statements of operations based on the nature of the related contingencies. Changes in fair values of embedded derivatives related to the achievement of various milestones for product candidates are recorded within research and development expenses or selling, general and administrative expenses based on the nature of the relevant underlying activities. Otherwise, changes in fair values are recorded within other income (expense), net.

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

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Cash Equivalents and Available-for-Sale Securities

The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

		March 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$842,548	$—	$—	$842,548
U.S. government treasuries	Level 2	1,298,418	—	(3,060)	1,295,358
U.S. government agency bonds and discount notes	Level 2	109,853	556	—	110,409
Equity securities	Level 1	N/A	N/A	N/A	18,583
Total financial assets		$2,250,819	$556	$(3,060)	$2,266,898

(1) Includes $17.7 million of restricted cash equivalents.

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
		(in thousands)
Assets:
Money market funds(1)	Level 1	$909,342	$—	$—	$909,342
U.S. government treasuries	Level 2	1,493,841	—	(8,396)	1,485,445
Equity securities	Level 1	N/A	N/A	N/A	31,892
Total financial assets		$2,403,183	$—	$(8,396)	$2,426,679

(1) Includes $19.3 million of restricted cash equivalents.

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets, and other assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $2.1 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively. The Company did not write off any accrued interest receivable during the three months ended March 31, 2023 and 2022.

The Company recognized total net unrealized loss of $2.5 million and $8.4 million in accumulated other comprehensive income (loss) as of March 31, 2023 and December 31, 2022, respectively. The gross unrealized losses related to U.S. government treasuries as of March 31, 2023 and December 31, 2022 were due to changes in interest rates. As of March 31, 2023, there were no investments that have been in a continuous material unrealized loss position for longer than 12 months. The Company determined that the gross unrealized losses on our investments as of March 31, 2023 were temporary in nature. The Company currently does not intend, and it is

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of March 31, 2023, no securities have contractual maturities of longer than two years.

As of March 31, 2023, the Company's equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities and subsequently remeasured at fair value at each reporting date. As of March 31, 2023, the Company remeasured the equity investment at a fair value of $18.6 million. For the three months ended March 31, 2023 and 2022, the Company recognized an unrealized loss of $13.1 million and $95.0 million, respectively, as other income (expense), net in the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2023 and 2022, the unrealized losses related to foreign currency translation for the respective periods were immaterial.

Contingent Consideration Obligations

Contingent consideration obligations include potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”). The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of March 31, 2023 and December 31, 2022.

The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of March 31, 2023, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to VIR-3434, an investigational subcutaneously administered HBV-neutralizing monoclonal antibody, or mAb, using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	14.3% - 15.0% (14.7%)
Probability of achievement	14.4% - 60.0% (43.3%)

(1)
Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.

For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of March 31, 2023, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to VIR-3434:

Unobservable input	Value
Volatility	75.0%
Discount rate	11.0%
Probability of achievement	24.4%

The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of March 31, 2023 and December 31, 2022, the estimated fair value of the contingent consideration related to the Humabs acquisition was $22.6 million and $23.4 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations.

The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions that give rise to measurement uncertainty.

The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration
Balance at December 31, 2022	$24,937
Changes in fair value	(1,246)
Balance at March 31, 2023	$23,691

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Grant Agreements

Bill & Melinda Gates Foundation Grants

The Company has entered into various grant agreements with the Bill & Melinda Gates Foundation, under which it was awarded grants totaling up to $65.7 million to support its HIV vaccine program, tuberculosis vaccine program, HIV vaccinal antibody program and malaria vaccinal antibody program. The term of the grant agreements will expire at various dates through June 2027, unless terminated earlier by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the projects.

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

Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $1.9 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had deferred revenue of $17.2 million and $15.5 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had $7.6 million and $7.7 million, respectively, within accrued and other liabilities, which may need to be refunded to the Bill & Melinda Gates Foundation.

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

The Company recognized grant revenue under the BARDA Agreement of $14.3 million for the three months ended March 31, 2023 and an other receivable in prepaid expenses and other current assets of $17.9 million as of March 31, 2023.

5. Collaboration and License Agreements

Collaboration Agreements with GSK

2020 GSK Agreement

In 2020, the Company, Glaxo Wellcome UK Limited and Beecham S.A. entered into a collaboration agreement (the “2020 GSK Agreement”). Subsequently, Beecham S.A. assigned and transferred all its rights, title, interest, and benefit in the 2020 GSK Agreement to GlaxoSmithKline Biologicals S.A. (Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A., referred to, individually and together, as “GSK”). Under the terms of the 2020 GSK Agreement, the Company and GSK agreed to collaborate to

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

research, develop and commercialize products for the prevention, treatment and prophylaxis of diseases caused by SARS-CoV-2, the virus that causes COVID-19, and potentially other coronaviruses. The collaboration initially focused on the development and commercialization of three programs: (1) antibodies targeting SARS-CoV-2 and potentially other coronaviruses (the “Antibody Program”); (2) vaccines targeting SARS-CoV-2 and potentially other coronaviruses (the “Vaccine Program”), and (3) products based on genome-wide CRISPR screening of host targets expressed in connection with exposure to SARS-CoV-2 and potentially other coronaviruses (the “Functional Genomics Program”).

On February 8, 2023, the Company and GSK entered into Amendment No. 2 and Amendment No. 3 to the 2020 GSK Agreement. Pursuant to Amendment No. 2, the Company and GSK agreed to remove the Vaccine Program from the 2020 GSK Agreement, and to wind down and terminate the cost-sharing arrangements and all ongoing activities in relation to the Vaccine Program. As of the effective date of Amendment No. 2, the Vaccine Program had not yet advanced to its predefined development candidate stage. The Company retains the right to progress development of vaccine products directed to SARS-CoV-2 and other coronaviruses independently (including with or for third parties) outside the scope of the 2020 GSK Agreement, subject to the payment of tiered royalties to GSK on net sales of any vaccine products covered by certain GSK intellectual property rights in the low single digits. Pursuant to Amendment No. 3, the Company and GSK agreed to modify the Antibody Program to remove from the collaboration all coronavirus antibodies other than sotrovimab and VIR-7832, and certain variants thereof. Sotrovimab and VIR-7832, and certain variants thereof, remain subject to the terms of the 2020 GSK Agreement, and the Company retains the sole right to progress the development and commercialization of the terminated antibody products independently (including with or for third parties), subject to the payment of tiered royalties to GSK on net sales of such terminated antibody products at percentages ranging from the very low single digits to the mid-single digits, depending on the nature of the antibody product being commercialized.

Subject to an opt-out mechanism, the parties share all development costs, manufacturing costs, and costs and expenses for the commercialization of the collaboration products, with the Company bearing 72.5% of such costs for the antibody products, except that GSK has the sole right to develop (including to seek, obtain or maintain regulatory approvals), manufacture and commercialize sotrovimab in and for mainland China, Hong Kong, Macau and Taiwan at GSK's sole cost and expense, and equal sharing of such costs for the functional genomics products.

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

In May 2021, the U.S. Food and Drug Administration (“FDA”) granted an EUA in the United States for sotrovimab, the first collaboration product under the Antibody Program. In April 2022, the FDA excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. As the lead party for all manufacturing and commercialization activities, GSK incurs all of the manufacturing, sales and marketing expenses and is the principal on sales transactions with third parties. As described in Note 2—Summary of Significant Accounting Policies, the Company’s accounting policy related to the profit-share is to consider the agreed-upon share of the profit-sharing amounts each quarter and evaluate whether those amounts are subject to potential future adjustments based on the latest available facts and circumstances. As the Company is the agent, the Company recognizes its contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs. Manufacturing costs include inventory revaluation adjustments, lower of cost or market inventory adjustments, inventory write-downs and write-offs, and binding purchase commitments with a third-party manufacturer among other manufacturing costs. The Company’s contractual share of the profit-sharing amounts is subject to potential future adjustments to allowable expenses, which represents a form of variable consideration. At each reporting period, the Company evaluates the latest available facts and circumstances to determine whether any portion of profit-sharing amounts should be constrained.

As of March 31, 2023, GSK held certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity not expected to be utilized, which have not yet been fully reported to the Company as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. The Company expects GSK to adjust allowable manufacturing expenses for the Company’s share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to the Company as cost-sharing amounts in future periods. The Company evaluated the latest available facts and circumstances to update its evaluation of whether any portion of profit-sharing amounts should continue to be constrained and concluded that $39.3 million of constraint should be released due to changes in estimated allowable manufacturing expenses as agreed to with GSK. The Company re-assesses these estimates each reporting period.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2023 and 2022, the Company recorded profit-sharing amounts and profit-sharing amounts constrained, released as components of collaboration revenue in the unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Collaboration revenue, net
Profit-sharing amount	$7,236	$1,229,656
Profit-sharing amount previously constrained, released	39,338	—
Total collaboration revenue, net	$46,574	$1,229,656

Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $7.3 million and $6.5 million during the three months ended March 31, 2023 and 2022, respectively.

2021 Expanded GSK Collaboration

In 2021, the Company and GSK entered into a collaboration agreement (the “2021 GSK Agreement”) under which the parties agreed to expand the 2020 GSK Agreement to collaborate on three separate programs: (1) a program to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of the influenza virus (the “Influenza Program”), excluding VIR-2482 unless GSK exercises its option as described below; (2) an expansion of the parties’ current Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses (the “Expanded Functional Genomics Program”); and (3) additional programs to develop neutralizing mAbs directed to up to three non-influenza target pathogens selected by GSK (the “Selected Pathogens” and such programs, the “Additional Programs”).

Under the Influenza Program, the parties collaborate to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of influenza, including the Company’s influenza mAbs (with respect to VIR-2482, only if GSK exercises its option). The Company conducts the development and clinical manufacturing activities for VIR-2482 up to the completion of a Phase 2 clinical trial. Provided that the Company conducts and completes a Phase 2 clinical trial for VIR-2482, GSK has the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482 under the Influenza Program (the “VIR-2482 Option”). As of March 31, 2023, GSK had not exercised the VIR-2482 Option. GSK is the lead party for development, clinical and commercial manufacturing and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the VIR-2482 Option, if applicable). The parties mutually agree upon the allocation of responsibility for the development of products under the Expanded Functional Genomics Program, and for the development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK is primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, the Company granted or will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program. GSK selected respiratory syncytial virus (“RSV”) as its first pathogen under the Additional Programs.

The parties share 50% of all development costs in accordance with the budget for each of the collaboration programs (other than for VIR-2482, unless GSK exercises the VIR-2482 Option). The parties also share 50% of all profits and losses arising from any collaboration product.

If GSK exercises the VIR-2482 Option, GSK will pay the Company an option exercise fee of $300.0 million unless certain agreed product criteria for VIR-2482 are not met, in which case the parties will negotiate an alternative option exercise fee. Upon achievement of a pre-defined regulatory milestone for the first product in the Influenza Program, which may be (i) VIR-2482 (if GSK exercised the VIR-2482 Option), (ii) a next-generation mAb, or (iii) any other influenza mAb approved by the Joint Steering Committee to be included in the collaboration, arising from the Influenza Program, GSK will make a milestone payment to the Company of up to $200.0 million.

As of March 31, 2023, the total unrecognized transaction price of $51.7 million is classified as noncurrent deferred revenue on the Company's unaudited condensed consolidated balance sheets related to the remaining performance obligations, being the remaining two material rights resulting from the Selected Pathogen Rights.

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2021 GSK Agreement, the Company recognized additional net research and development expense of an immaterial amount during the three months ended March 31, 2023 and 2022.

6. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$38,463	$36,533
Computer equipment	2,534	2,545
Furniture and fixtures	2,852	2,852
Leasehold improvements	86,158	84,422
Property and equipment, gross	130,007	126,352
Less accumulated depreciation and amortization	(26,249)	(20,743)
Total property and equipment, net	$103,758	$105,609

Depreciation and amortization expenses were $5.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Net profit-sharing constrained	$329,399	$357,762
Research and development expenses	62,413	48,880
Payroll and related expenses	14,067	28,286
Accrued income taxes	15,253	15,228
Excess funds payable under grant agreements	7,611	7,652
Operating lease liabilities, current	7,268	4,137
Other professional and consulting expenses	7,084	3,987
Accrued royalties	3,107	10,447
Other accrued expenses	9,720	12,711
Total accrued and other liabilities	$455,922	$489,090

Accrued royalties represents royalties earned by third-party licensors, such as Xencor, Inc., on net sales of sotrovimab by GSK.

7. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to claims and legal proceedings that arise in the normal course of its business and that may or may not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

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

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

8. Related Party Transaction

The Company holds a minority equity interest in Brii Biosciences Offshore Limited through Brii Bio Parent. As of March 31, 2023, one member of the Company’s board of directors serves on Brii Bio Parent’s board of directors.

9. Stock-Based Awards

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

Stock Options Granted to Employees

The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term of options (in years)	6.1	6.1
Expected stock price volatility	100.7% - 101.2%	110.2% - 111.2%
Risk-free interest rate	3.4% - 4.1%	1.6% - 2.2%
Expected dividend yield	—	—

The valuation assumptions for stock options were determined as follows:

Expected Term — The expected term represents the period that the stock options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility — Expected volatility is determined by using a blended approach of the Company and its industry peers’ historical volatilities.

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

Stock-Based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$13,353	$13,115
Selling, general and administrative	12,128	12,189
Total stock-based compensation	$25,481	$25,304

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to Vir by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to Vir by the sum of the weighted-average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For periods that the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common securities outstanding would have been anti-dilutive. The following is a calculation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to Vir	$(140,900)	$518,621

Weighted-average shares outstanding, basic	133,552,839	132,079,391
Weighted-average effect of dilutive securities:
Options to purchase common stock	—	2,401,877
Restricted shares subject to future vesting	—	44,604
Shares to purchase under Employee Stock Purchase Plan	—	9,895
Weighted-average shares outstanding, diluted	133,552,839	134,535,767

Net (loss) income attributable to Vir per share, basic	$(1.06)	$3.93
Net (loss) income attributable to Vir per share, diluted	$(1.06)	$3.85

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2023	2022
Options issued and outstanding	9,135,760	8,263,870
Restricted shares subject to future vesting	3,032,073	1,334,494
Total	12,167,833	9,598,364

VIR BIOTECHNOLOGY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Income Taxes

The table below presents our (loss) income before benefit from (provision for) income taxes, benefit from (provision for) income taxes and effective tax rate for both periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
(Loss) income before benefit from (provision for) income taxes	$(143,188)	$921,907
Benefit from (provision for) income taxes	$2,232	$(403,286)
Effective tax rate	1.6%	43.7%

The Company is subject to income taxes in the United States and foreign jurisdictions. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, the Company's effective tax rates will vary depending on the relative proportion of foreign to United States income/loss, the utilization of net operating loss and tax credit carry forwards and carrybacks, changes in jurisdictional mix of income and expense, changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.

The benefit from income taxes for the three months ended March 31, 2023 was primarily due to a pre-tax loss and the Company's ability to carry-back the research and development credit to 2022.

Unrecognized tax benefits were $11.3 million and $10.6 million as of March 31, 2023 and December 31, 2022, respectively, and if recognized, would favorably affect the effective tax rate in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Vir,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.

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

Our current pipeline consists of sotrovimab (and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting hepatitis B virus, or HBV, hepatitis D virus, or HDV, influenza A virus, COVID-19, and human immunodeficiency virus, or HIV. We have assembled four technology platforms, focused on antibodies, T cells, innate immunity and small interfering ribonucleic acid, or siRNA, through internal development, collaborations and acquisitions. We have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.

We are currently manufacturing product candidates from three of our platforms: antibodies, T cells and siRNAs. We have established our own internal process development, manufacturing and quality capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early- and late-stage product candidates in the near term. We continue to expand our internal capabilities and resources in process development, analytical development, quality, manufacturing and supply chain, which are supported by our San Francisco, California, and Portland, Oregon facilities that include laboratories for process development, production of human cytomegalovirus, or HCMV, research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 through Phase 3 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for sotrovimab, we and our collaborator GSK have executed manufacturing agreements with CDMOs having large-scale capacity to support a potential need for a future scale-up and product supply, particularly for potential commercialization.

Influenza

VIR-2482 is an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend technology.

•
The groundbreaking Phase 2 Prevention of Illness Due to Influenza A, or PENINSULA, trial evaluating VIR-2482 remains ongoing with data expected in mid-2023. This is the first Phase 2 outpatient trial to evaluate the role of a monoclonal antibody in the prevention of influenza A illness. The PENINSULA trial is being supported in part with federal funds from the Department of Health and Human Services, or HHS; Administration for Strategic Preparedness and Response, or ASPR; Biomedical Advanced Research and Development Authority, or BARDA, under Other Transaction Number: 75A50122C00081.
•
Initial data from the Phase 1b trial evaluating the safety of VIR-2482 in adults age 65 and older receiving a flu vaccine are also expected in mid-2023.

Hepatitis B Virus (HBV)

VIR-2218 is an investigational HBV-targeting siRNA. VIR-3434 is an investigational HBV-neutralizing monoclonal antibody, or mAb, that incorporates Xencor, Inc.’s, or Xencor, Xtend and other Fc technologies.

•
Multiple trials evaluating the potential for VIR-2218 and VIR-3434 to achieve a functional cure for chronic HBV remain ongoing with data expected in 2023.
•
Initiation of the Phase 2 PREVAIL platform trial (NCT05612581) and its THRIVE/STRIVE sub-protocols is expected in the first half of 2023. The platform will evaluate combinations of VIR-2218, VIR-3434 and/or PEG-IFN-α in two HBV patient populations, with the potential to evaluate other populations in the future. Initial data are expected in the first half of 2024.

Hepatitis D Virus (HDV)

•
The Phase 2 SOLSTICE trial evaluating VIR-2218 and VIR-3434 as monotherapy and in combination for the treatment of people living with chronic HDV, the most aggressive form of viral hepatitis, remains ongoing with data expected in the second half of 2023.

HIV

VIR-1111 is an investigational HIV T cell vaccine based on HCMV. VIR-1388 is a preclinical HIV T cell vaccine based on HCMV.

•
In May 2023, we announced that the Bill & Melinda Gates Foundation expanded its support of our novel T cell vaccine platform with a new $10 million grant to support the Phase 1 clinical development of VIR-1388, an investigational novel T cell vaccine for the prevention of HIV. VIR-1388 is based on the HCMV vector platform. Through close scientific partnership with the National Institute of Allergy and Infectious Diseases, or NIAID, and the HIV Vaccine Trials Network, or HVTN, the Phase 1 trial of VIR-1388 (HVTN 142) is expected to begin in the second half of 2023. The trial will also be funded in part by NIAID, part of the National Institutes of Health, through grant funding to HVTN. NIAID has provided funding throughout the product development lifecycle of VIR-1388.
•
Safety and immunology data from the highest dose cohort 3 of the proof-of-concept Phase 1 trial of VIR-1111, an investigational HIV T cell vaccine based on HCMV, were consistent with the data from cohorts 1 and 2. Namely, no safety signals and no vector shedding or viremia were reported. In addition, no sustained HIV insert specific T cell responses were observed. The trial is being funded in part by the Bill & Melinda Gates Foundation.

COVID-19 (sotrovimab)

Sotrovimab is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing mAb that incorporates Xencor’s Xtend™ technology.

•
Sotrovimab currently has emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®️) for early treatment of COVID-19, supplying more than 40 countries and remains in use outside of the U.S.
•
In February, we and GSK amended our existing agreement to reflect that:
o
We will continue to discover, develop and advance next-generation solutions for COVID-19 and other potential coronavirus outbreaks, independently or with other partners.
o
The companies will continue working together to ensure ongoing access to sotrovimab for patients around the world, where authorized, and to develop new therapies for influenza and other respiratory diseases.

Our Collaboration, License and Grant Agreements

We have entered into collaboration, license and grant arrangements with various third parties. For details regarding these and other agreements, see Note 4—Grant Agreements and Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 7—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on February 28, 2023.

Components of Operating Results

Revenues

To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although we have previously recognized revenue from our profit-share under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement, related to sotrovimab, we may continue to incur net operating losses for at least the next several years as the extent of future revenue from the sale of sotrovimab remains uncertain. Although we have an EUA from the U.S. Food and Drug Administration, or FDA, for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, we have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

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

As of March 31, 2023, GSK held certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been fully reported to us as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. We expect GSK to adjust allowable manufacturing expenses for our share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluated the latest available facts and circumstances to update ours evaluation of whether any portion of profit-sharing amounts should continue to be constrained and concluded that $39.3 million of constraint should be released due to changes in estimated allowable manufacturing expenses as agreed to with GSK. We will re-assess these estimates at each reporting period. Actual results could materially differ from this estimate.

Contract revenue includes recognition of revenue generated from research and development services under third-party contracts, and from a clinical supply agreement with Brii Bio.

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

Research and Development

To date, our research and development expenses have related primarily to discovery efforts and preclinical and clinical development of our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. We do not track all research and development expenses by product candidate.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, our existing collaborators have significant discretion in determining the efforts and resources that they will apply to our collaborations and may not pursue further development and commercialization of products resulting from our collaboration arrangements or may elect to not to continue or renew research and development programs, which would delay the development and may increase the cost of developing our product candidates and may result in a need for additional capital or a suitable replacement collaborator. For those products candidates where there is not a current collaboration arrangement in place, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured (if at all) and to what degree such arrangements would affect our development plans and capital requirements.

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

Other (Expense) Income, Net

Other (expense) income, net consists of gains and losses from foreign currency transactions and the remeasurement of our contingent consideration obligation.

Benefit from (Provision for) Income Taxes

Benefit from (provision for) income taxes consists primarily of income taxes on our domestic and foreign operations.

Net (Loss) Income Attributable to Noncontrolling Interest

Net (loss) income attributable to noncontrolling interest consists of net (loss) income attributable to the noncontrolling interest owners of Encentrio Therapeutics, Inc., our majority-owned subsidiary.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration revenue	$46,574	$1,229,656	$(1,183,082)
Contract revenue	138	282	(144)
Grant revenue	16,245	2,521	13,724
Total revenue	62,957	1,232,459	(1,169,502)
Operating expenses:
Cost of revenue	1,907	90,149	(88,242)
Research and development	157,643	90,227	67,416
Selling, general and administrative	46,778	38,255	8,523
Total operating expenses	206,328	218,631	(12,303)
(Loss) income from operations	(143,371)	1,013,828	(1,157,199)
Other income (expense):
Change in fair value of equity investments	(13,103)	(95,039)	81,936
Interest income	21,307	388	20,919
Other (expense) income, net	(8,021)	2,730	(10,751)
Total other income (expense)	183	(91,921)	92,104
(Loss) income before provision for income taxes	(143,188)	921,907	(1,065,095)
Benefit from (provision for) income taxes	2,232	(403,286)	405,518
Net (loss) income	$(140,956)	$518,621	$(659,577)
Net loss attributable to noncontrolling interest	$(56)	$—	$(56)
Net (loss) income attributable to Vir	$(140,900)	$518,621	$(659,521)

Revenues

The decrease in collaboration revenue for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a lower profit share from sales of sotrovimab as part of the 2020 GSK Agreement. Collaboration revenue for the three months ended March 31, 2023 consisted of $7.2 million of profit-sharing amount from the sale of sotrovimab under the 2020 GSK Agreement and $39.3 million release of profit-sharing amount previously constrained. The $39.3 million release of profit-sharing constraint was primarily driven by a $41.4 million decrease in excess manufacturing commitments of sotrovimab, partially offset by $2.1 million other unfavorable changes in estimate under the profit-sharing constraint. Our contractual share of 72.5% from the sales of sotrovimab is applied to the profit-sharing amounts, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs.

The increase in grant revenue for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to $14.3 million of revenue recognized in accordance with our agreement with BARDA.

Cost of Revenue

The decrease in cost of revenue for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a decrease in third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Licenses, collaborations and contingent consideration	$7,746	$7,156	$590
Personnel	43,944	38,734	5,210
Contract manufacturing	37,553	7,326	30,227
Clinical costs	39,838	16,679	23,159
Other	28,562	20,332	8,230
Total research and development expenses	$157,643	$90,227	$67,416

The increase in research and development expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the following factors:

•
the increase in contract manufacturing expenses was primarily related to an increase in manufacturing activities in preparation for potential Phase 3 studies involving VIR-2482, VIR-2218 and, a lesser extent, VIR-3434;
•
the increase in clinical costs was primarily attributable to activities related to VIR-2482, VIR-3434 and VIR-2218;
•
the increase in personnel-related expenses was primarily attributable to an increase in our headcount; and
•
the increase in other research and development expenses was primarily attributable to the allocation of facilities and other costs due to an increase in our headcount and higher depreciation expenses.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher headcount related costs.

Change in Fair Value of Equity Investments

In July 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. In connection with the initial public offering, our investment in shares of Brii Bio Parent became a marketable equity investment and subsequently remeasured to fair value at each reporting period. For the three months ended March 31, 2023, we recognized an unrealized loss of $13.1 million due to the change in fair value, compared to an unrealized loss of $95.0 million for the same period in 2022.

Interest Income

The increase in interest income was primarily due to higher interest rates as well as higher balances of short-term and long-term investments in the three months ended March 31, 2023 compared to the same period in 2022.

Other (Expense) Income, Net

The decrease in other (expense) income, net was primarily due to $7.8 million of unrealized loss from foreign exchange measurement related to the accrued liability recognized in connection with the profit-sharing amount constrained under the 2020 GSK Agreement, and the change in fair value of the contingent consideration.

Benefit from (Provision for) Income Taxes

We recognized a $2.2 million benefit from income taxes for the three months ended March 31, 2023 compared to a $403.3 million provision for income taxes for the same period in 2022. The benefit from income taxes for the three months ended March 31, 2023 was primarily due to a pre-tax loss and our ability to carry-back the research and development credit to 2022.

Liquidity, Capital Resources and Capital Requirements

Sources of Liquidity

To date, we have financed our operations primarily through sales of our equity securities and payments received under our grant and collaboration agreements. As of March 31, 2023, we had $2.3 billion in cash, cash equivalents, and investments. As of March 31, 2023, we had retained earnings of $236.3 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, in 2020 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of March 31, 2023, no shares have been sold under the Sales Agreement, which will expire in November 2023.

Funding Requirements and Commitments

Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, selling, general and administrative expenditures.

We have not obtained regulatory approval for any product candidates other than sotrovimab, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2023 as noted above will enable us to fund our operations for at least the next 12 months.

However, our operating plan may change as a result of many factors currently unknown to us, and we may need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. See the sections titled “Risk Factors—Risks Related to Our Financial Position and Capital Needs—Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.” and Risk Factors—Risks Related to Our Financial Position and Capital Needs—We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations” for a description of the risks that may be associated with any future capital raises.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. See the section titled “Risk Factors—Risks Related to Our Financial Position and Capital Needs” for a description of certain risks that will affect our future capital requirements.

We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2022 and 2033. As of March 31, 2023, we expect to make total lease payments of $171.7 million through 2033.

To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 7—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023. For information related to our future commitments under our facilities and manufacturing agreements. see Note 9—Commitments and Contingencies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(125,782)	$550,089
Investing activities	98,079	(105,392)
Financing activities	2,344	27,685
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(25,359)	$472,382

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $125.8 million. This consisted primarily of a net loss of $141.0 million, partially offset by non-cash charges of $4.4 million and a change in our net operating assets of $10.8 million. The non-cash charges of $4.4 million primarily consisted of $25.5 million for stock-based compensation expense and an unrealized loss of $13.1 million on our equity investment, partially offset by $31.5 million for change in estimated profit-sharing constraint from the 2020 GSK Agreement. The change in our net operating assets of $10.8 million was primarily due to a decrease in prepaid expenses and other current assets by $9.5 million resulting from an increase in clinical manufacturing expenses.

During the three months ended March 31, 2022, net cash provided by operating activities was $550.1 million. This consisted primarily of net income of $518.6 million, non-cash charges of $27.6 million, and an increase in our net operating assets of $3.9 million. The change in our net operating assets of $3.9 million was primarily due to an increase in collaboration receivable by $450.1 million resulting from our profit share from the sale of sotrovimab, partially offset by an increase in accrued liabilities and other long-term liabilities by $433.6 million due to timing of payments, and an increase in deferred revenue by $17.6 million driven by the upfront fee received under the our definitive collaboration agreement with GSK executed in May 2021. The non-cash charges of $27.6 million primarily consisted of an unrealized loss of $95.0 million on our equity investment, $25.3 million for stock-based compensation expense and $2.1 million for noncash lease expense, partially offset by $93.8 million for payment for contingent consideration in excess of acquisition date fair value and $3.9 million for revaluation of contingent consideration.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $98.1 million. This consisted primarily of $489.5 million in proceeds received from investments that matured during the period, partially offset by purchases of investments of $384.5 million and property and equipment of $6.9 million.

During the three months ended March 31, 2022, net cash used in investing activities was $105.4 million. This consisted primarily of purchases of investments of $89.6 million and property and equipment of $15.8 million.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $2.3 million. This consisted primarily of proceeds from exercises of stock options of $2.3 million.

During the three months ended March 31, 2022, net cash provided by financing activities was $27.7 million. This consisted primarily of proceeds from the issuance of our common stock to the Bill & Melinda Gates Foundation of $28.5 million pursuant to a stock purchase agreement and from exercises of stock options of $0.5 million, partially offset by $1.2 million for payment of contingent consideration.

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

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2023, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.

Interest Rate Risk

We had cash, cash equivalents and restricted cash and cash equivalents of $0.8 billion as of March 31, 2023, which primarily consisted of money market funds. We also had short-term and long-term investments of $1.5 billion as of March 31, 2023. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2023.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and our collaboration with GSK and consequently the Swiss Franc, Australian dollar and British pound. Transaction gains and losses are included in other income (expenses), net on the unaudited condensed consolidated statements of operations and were not material for the three months ended March 31, 2023 and 2022.

Equity Investment Risk

We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $18.6 million as of March 31, 2023. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of March 31, 2023 by approximately $1.9 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

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

Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $141.0 million and net income of $518.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had retained earnings of $236.3 million.

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

We received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of the U.S. Department of Health and Human Services, or HHS, that, as of May 11, 2023, the underlying public health emergency declaration will terminate or for other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK) do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time.

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

We may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to return to being profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

As of March 31, 2023, we had cash, cash equivalents and investments of $2.3 billion. Based upon our current operating plan, we believe that the $2.3 billion as of March 31, 2023, will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business and the COVID-19 pandemic environment generally. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop.

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
•
our ability to establish and maintain collaboration, license, grant and other similar arrangements, and the opt-in mechanisms contained in, and the financial terms of, any such arrangements, including timing and amount of any future milestones, royalty or other payments due thereunder;
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

In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that, as of May 11, 2023, the underlying public health emergency declaration will terminate or for other reasons. Any such revision or revocation of our EUA by the FDA could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. Furthermore, if we or our collaborators experience inventory revaluation adjustments, lower of cost or market inventory adjustments, and excess inventory, it may be necessary to write down or write-off inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during the three months ended March 31, 2023, we released $39.3 million of constraint related to sotrovimab due to changes in estimated allowable manufacturing expenses as agreed to with GSK.

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

The FDA may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect public health or safety. An EUA may also be terminated upon a declaration by the Secretary of HHS that the public health emergency has ended. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would issue a Federal Register notice describing how the termination of the public health emergency will impact the FDA’s COVID-19 related guidance. Thereafter, on March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023, and allow 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. The termination of the public health emergency declaration; however, will not impact the FDA’s ability to authorize, or continue existing authorizations of, devices, treatments or vaccines for emergency use. As a result, existing EUAs for products may remain in effect beyond the duration of the public health emergency declaration if all other statutory conditions are met and the FDA may continue to issue new EUAs going forward when criteria for issuance are satisfied.

At this point, it is unclear how, if at all, these developments will impact our EUA. We, therefore, cannot predict how long our EUA will remain in effect, and we may not receive advance notice from the FDA regarding revocation of our EUA. If our EUA is terminated or revoked, sotrovimab cannot be reauthorized by the FDA in the United States unless and until we have obtained FDA approval of a BLA for the product. Changing policies and regulatory requirements could limit, delay or prevent further commercialization of sotrovimab and could adversely impact our business, financial condition, results of operations and prospects.

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

We are committing substantial financial resources, both internally and externally, and personnel to the development of therapies for COVID-19. There are no assurances that there will be sufficient market demand for our COVID-19 product candidates or that the FDA and other regulatory authorities will grant us full marketing approvals. For example, market demand and utilization for sotrovimab has been, and may continue to be adversely impacted by factors such as the emergence of new variants and subvariants, such as certain Omicron subvariants, the development of mAbs of other third parties, the rollout of oral antivirals and vaccines, and the current challenges in the delivery and administration of mAbs to patients. There are no assurances that these factors will not adversely impact our other COVID-19 product candidates. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab or any of our future COVID-19 product candidates inferior or obsolete in the future. For example, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. In addition, certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV, while noting that it is unlikely to maintain efficacy against certain Omicron subvariants. We cannot predict whether other countries will further limit the use of sotrovimab. Any of these developments may adversely affect our financial condition and business.

Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations, and which will require significant additional funding. Although our current estimated aggregate commitment to GSK under a master services agreement with Samsung Biologics Co., Ltd. for sotrovimab drug substance, drug product and raw material has been substantially recognized on our balance sheet as part of the profit-sharing amount constrained as of March 31, 2023, under the definitive collaboration agreement dated June 9, 2020, between the Company and GSK, or the 2020 GSK Agreement, any future commitments for sotrovimab or any of our other future COVID-19 product candidates, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing agreements in the future in order to create an effective supply chain for our other COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity and/or related costs under the agreements, which could adversely affect our business, financial condition, results of operations and prospects. For example, during the during the three months ended March 31, 2023, we released $39.3 million of constraint related to sotrovimab due to changes in estimated allowable manufacturing expenses as agreed to with GSK.

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

Product candidates that we successfully develop and commercialize may compete with existing therapies, including competing antibody therapies, oral antivirals, prophylactic vaccines, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. Furthermore, changes to circulating variants that reduce the effectiveness of mAbs, such as sotrovimab in the U.S., have led to a deauthorization for use by the FDA for as long as the non-susceptible variant predominates. The viral variant landscape is unpredictable and the impact on future reauthorization by the FDA of our antibody therapy or that of our competitors cannot be predicted. For example, in February 2022, the FDA approved an EUA for Eli Lilly Company’s, or Eli Lilly, antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate; however, in November 2022 the FDA announced that bebtelovimab is no longer authorized in any U.S. region due to lack of activity against recent Omicron subvariants. Merck & Co., Inc., or Merck, Pfizer Inc., or Pfizer, and Eli Lilly have all been successful in securing government support and funding. AstraZeneca plc’s, or AstraZeneca, EVUSHELD™, a cocktail of two mAbs, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials and obtained an EUA for use as pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12. However, in January 2023, the FDA deauthorized EVUSHELD due to its activity against subvariants including BQ.1, BQ.1.1, BF.7, BF.11, BA.5.2.6, BA.4.6, BA.2.75.2, XBB and XBB.1.5. EVUSHELD has also been approved in Japan and in the EU for use in the prevention and treatment of COVID-19 in adults and adolescents over the age of 12 at risk of severe disease progression. There are several other manufacturers exploring antibody options for pre-exposure and post-exposure prophylaxis such as Invivyd, Inc.’s, or Invivyd, VYD222.

There are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead Sciences, Inc., or Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older, Moderna, Inc.’s, or Moderna, COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen Biotech, Inc., or Janssen. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that the FDA will reauthorize our EUA in the U.S., that there will be sufficient market demand for our COVID-19 therapies, that we will secure additional U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner and not have supply chain disruptions, all of which could negatively impact or eliminate demand for our COVID-19 therapies.

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

In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Given the EUA revision by the FDA, it is possible that other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that, as of May 11, 2023, the underlying public health emergency declaration will terminate or for other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or nonperformance by financial institutions, could adversely affect our business, financial condition or results of operations.

We hold our cash, cash equivalents and investments that we use to meet our working capital and operating expense needs in accounts at multiple financial institutions. The balance held in these accounts typically exceeds the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000. Should events, including limited liquidity, defaults, nonperformance or other adverse developments, occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors arise about any events of these kinds or other similar risks, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

For example, in March 2023 Silicon Valley Bank and Signature Bank were each closed by state regulators and the FDIC was appointed receiver for each bank. Prior to such events, the Company held cash deposits at SVB in excess of government insured limits. The FDIC created successor bridge banks and all deposits of Silicon Valley Bank and Signature Bank were transferred to bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all, and could have a material adverse effect on our liquidity, our business, financial condition or results of operations.

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

Sotrovimab has received marketing authorization in the EU and has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that, as of May 11, 2023, the underlying public health emergency declaration will terminate or for other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. We have not obtained BLA approval in the U.S. for any product candidate to date. We operate in a highly regulated field, and it is possible that none of our product candidates will obtain regulatory approval.

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

For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV, and for the chronic treatment of hepatitis D virus, or HDV. Each of these product candidates has the potential to stimulate an effective immune response and has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We have an ongoing Phase 2 clinical trial that combines VIR-2218 with pegylated interferon-alpha and a Phase 2 clinical trial that combines VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. We also have a Phase 2 clinical trial evaluating VIR-2218 and VIR-3434 as a monotherapy or in combination for the treatment of chronic HDV. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. This could result in our own products being removed from the market or being less successful commercially.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We do not know whether our planned clinical trials will begin or enroll on time, will be conducted as planned, will need to be redesigned or will be completed on schedule, if at all. For example, the availability of superior or competitive therapies coupled with changing standards of care could limit our ability to perform placebo-controlled trials and/or require us to enroll a larger number of subjects to address competing treatments. A failure or significant delay of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events prior to, during, or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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
•
be sued; or
•
experience damage to our reputation.

Our product development costs may be greater than anticipated or may increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will be conducted as planned, will need to be restructured or will be completed on schedule, if at all. For example, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing war between Ukraine and Russia), man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including the COVID-19 pandemic and future outbreaks of the disease.

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

As part of our T cell platform, our approach is to use human CMV, or HCMV, as a vaccine vector to potentially treat and prevent pathogens refractory to current vaccine technologies because HCMV may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. Safety and toxicity trials for this technology have so far only been conducted in animal species, in which HCMV has limited ability to replicate. If our first clinical trial for VIR-1111 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidates and any other potential products based on HCMV-vector technology may be significantly limited or become impossible. Also, because our HCMV-vector technology is novel, regulatory agencies may lack experience with product candidates such as VIR-1111 or VIR-1388, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. In addition, our HCMV-vector technology utilizes live-attenuated, genetically-modified organisms for which the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities and other public health authorities, such as the Centers for Disease Control and Prevention and hospitals involved in clinical trials, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. In particular, clinical trials for prophylaxis are impacted by many factors including competing therapies that tend to require enrollment of a larger number of subjects than clinical trials for treatments. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, changing standards of care, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. The enrollment and retention of patients in our clinical trials may be disrupted or delayed as a result of regulatory feedback, clinicians’ and patients’ perceptions as to the potential advantages of sotrovimab and VIR-7832 in relation to other available therapies, including products that have been recently authorized under EUAs or approved and licensed through NDAs and BLAs to treat COVID-19 as well as any other new products that may be approved in the future for the treatment of COVID-19. In addition, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing war between Ukraine and Russia), man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the current COVID-19 pandemic and future outbreaks of the disease.

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

On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. Thereafter, on March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023, and allow 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates pursuant to which we license a number of technologies to form our technology platforms. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved. In addition, we cannot be certain that we will achieve the results or benefits that justify entering into these agreements. For additional information regarding these and other collaboration, license and grant agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

A core element of our business strategy also includes continuing to acquire or in-license additional technologies or product candidates for the treatment and prevention of serious infectious diseases. As a result, we intend to periodically explore a variety of possible strategic collaborations or licenses in an effort to gain access to additional product candidates, technologies or resources.

At this time, we cannot predict what form such strategic collaborations or licenses might take in the future. We are likely to face significant competition in seeking appropriate strategic collaborators, strategic collaborations and licenses can be complicated and we may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations or licenses because of the numerous risks and uncertainties associated with establishing them. If we are unable to enter into new strategic collaborations or licenses related to our product candidates in certain geographies for certain indications, we may not be able to develop and commercialize certain of our product candidates which would harm our business prospects, financial condition and results of operations.

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
•
strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement due to development programs based on data readouts, changes in their strategic focus as a result of an acquisition of competitive products or other internal pipeline advancements, availability of funding or other external factors, that diverts resources or creates competing priorities;
•
disputes may arise between us and our strategic collaborators that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
•
strategic collaborators may experience financial difficulties;
•
strategic collaborators may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation; and
•
strategic collaborators could terminate the arrangement or not exercise their opt-in rights, which may delay the development, may increase the cost of developing our product candidates and result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Since the beginning of the COVID-19 pandemic, and even before, there has been substantial research in the development of new drugs and biologics to address diseases caused by the coronavirus. Numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which are further along in the development process than we are. Other parties may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy that is easier to deliver and administer to patients in a timelier manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Companies with antibodies in clinical development include Invivyd, AstraZeneca, Celltrion Healthcare Co., Ltd., Eli Lilly and Regeneron Pharmaceuticals, Inc. Companies with oral antivirals in clinical development include Shionogi Inc., Gilead, Pardes Biosciences, Enanta Pharmaceuticals and others. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A. The industry and competitive landscape for COVID-19 treatments is rapidly changing, and we could have more competition in the future. Although certain countries outside of the U.S., such as Canada and Japan, continue to maintain access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab.

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

Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older, Moderna’s COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine is available in the United States under EUA from Janssen. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. Currently, there are no mAbs available in the U.S. for use as treatment or prophylaxis against COVID-19. For example, in February 2022, the FDA approved an EUA for Eli Lilly’s antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate; however, in November 2022 the FDA announced that bebtelovimab is no longer authorized in any U.S. region due to lack of activity against recent Omicron subvariants. AstraZeneca’s EVUSHELD™, a cocktail of two mAbs, was previously approved under an EUA for pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12 at risk for severe disease progression of COVID-19, but was deauthorized by the FDA in January 2023. EVUSHELD currently remains authorized in other countries where it is approved for COVID-19 pre-exposure prophylaxis and treatment, including the EU and Japan. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Invivyd’s VYD222.

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval or authorization of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For additional information regarding our competitors, see the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Even if any of our product candidates receive marketing approval, they may fail to achieve adoption by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that, as of May 11, 2023, the underlying public health emergency declaration will terminate or for other reasons. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Moreover, even if we were to file a BLA or marketing applications in other jurisdictions, it is possible that the FDA and certain other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.

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

Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

Risks Related to Regulatory Compliance

The regulatory pathways and requirements for our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are continually evolving, and may result in unexpected or unforeseen challenges and burdens.

Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development and approval stages. To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), supplying more than 40 countries. Although certain countries outside of the U.S., such as Canada and Japan, have maintained access to sotrovimab 500 mg IV while noting that it is unlikely to maintain efficacy against certain Omicron subvariants, we cannot predict whether other countries will further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA based on the determination by the Secretary of HHS that, as of May 11, 2023, the underlying public health emergency will terminate or for other reasons. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator drug product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval on the basis of the FDA’s findings of safety and efficacy for our products (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA for a discrete period of time. In addition to the benefits of regulatory exclusivity, such as data exclusivity and market exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book, see the section titled “—Risks Related to Our Intellectual Property— Patent terms may be inadequate to protect our competitive position on our product candidates or any products approved in the future for an adequate amount of time and additional competitors could enter the market with generic or biosimilar versions of such products.”

Accordingly, if any of our future small molecule drug product candidates are approved, competitors could file ANDAs following the expiration of regulatory exclusivity for generic versions of these products or 505(b)(2) NDAs that reference our products. If competitors are able to obtain marketing approval for generics referencing our small molecule drug product candidates, such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. Moreover, we may also be at risk of early competition if the FDA and other regulatory authorities determine that we are not eligible for certain types of regulatory exclusivity. Further, even if we do have full protection, generic and follow-on products may also be prescribed by healthcare providers for off-label uses that are otherwise protected by regulatory exclusivity. For additional information regarding competition, see the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Any biologic product candidates for which we intend to seek approval may face competition sooner than anticipated.

If we are successful in achieving regulatory approval to commercialize any biologic product candidate faster than our competitors, such product candidates may face competition from biosimilar products. In the United States, biologic product candidates are subject to approval and licensure under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. For additional information regarding biosimilars and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

If competitors are able to obtain marketing approval for biosimilars referencing our licensed biologic products after the expiration of applicable periods of regulatory exclusivity, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. In addition, the extent to which any regulatory exclusivity may apply to competing products authorized under an EUA is unclear and may not apply. For additional information regarding competition, see the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

More recently, in August 2022, the Inflation Reduction Act, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B, to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

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

For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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
•
disruptions caused by geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing war between Ukraine and Russia), man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic; and
•
carrier disruptions or increased costs that are beyond our control, including increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of such product candidate. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit. For additional information regarding the Hatch-Waxman Act and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Hatch-Waxman Amendments and Exclusivity” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

We entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in January 2022, which amends and restates the letter agreement with the Bill & Melinda Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Bill & Melinda Gates Foundation purchased $20.0 million of shares of our convertible preferred stock which converted to shares of our common stock after our initial public offering and purchased $40.0 million of shares of our common stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

We announced a Chief Executive Officer transition in January 2023 that became effective April 3, 2023 and announced a Chief Financial Officer transition in February 2023 that became effective March 27, 2023. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies.

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

We have in the past and may in the future seek to acquire or invest in additional businesses and/or technologies that we believe complement or expand our product candidates, enhance our technical capabilities or otherwise offer growth opportunities in the United States and internationally. The pursuit of potential acquisitions and investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold, which is discussed in greater detail under Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

In addition, in connection with our acquisitions of TomegaVax, Humabs and Agenovir, we are required to make future contingent payments upon the achievement of certain milestones. We may in the future be required to make these payments, which could adversely affect our financial condition. For additional information regarding our obligations under these agreements, see the section titled “Business—Our Acquisition Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

Our operations, and those of our CDMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing war between Ukraine and Russia), and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our business could be materially adversely affected by the effects of public health outbreaks, pandemics or epidemics, including the COVID-19 pandemic and future pandemics.

Our business could be materially adversely affected by the effects of public health outbreaks, pandemics or epidemics, including the COVID-19 pandemic, the evolution of new and existing variants or subvariants of COVID-19 that are resistant to existing treatments or vaccinations and any future pandemics.

Public health outbreaks, pandemics or epidemics pose the risk that we or our employees, contractors, suppliers, CDMOs or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include restrictions on our ability to travel, quarantine orders, temporary closures of our facilities or the facilities of our contractors, suppliers, CDMOs and other partners and other restrictions by governments to reduce the spread of the disease. The effects of these business disruptions may negatively impact productivity, limit our ability to obtain sufficient materials, raise the cost of materials (or otherwise disrupt our supply chain) and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of such business disruptions.

For example, our clinical trials have been affected by the COVID-19 pandemic. Site initiation and patient enrollment has been and may be further delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and some patients may not be able or willing to comply with clinical trial protocols if future quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, has been delayed or disrupted, which has adversely impacted our clinical trial operations. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. In addition, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023 and allow 22 related-policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. However, at this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

We continue to monitor our operations and applicable government recommendations, and we have made lasting modifications to our normal operations because of the COVID-19 pandemic. We now offer all of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains 100% voluntary, unless a person’s role requires them to be on site to do their job. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.

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

While the public health emergency declared for the COVID-19 pandemic will soon terminate, the ultimate impact of a resurgence of COVID-19, the emergence of new and existing variants or subvariants of COVID-19 that are resistant to existing treatments or vaccinations or an outbreak of any other widespread public health epidemics is highly uncertain, not predictable and subject to change, and a continuation of the COVID-19 pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely are potentially vulnerable to malware, computer viruses, denial-of-service attacks (such as credential stuffing), ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), geopolitical events, including civil or political unrest, terrorism, war (such as the ongoing war between Ukraine and Russia) and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information. We may also experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. We have experienced security breaches of our information technology systems, such as through business email compromises. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and operations.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data and (v) insider trading laws that restrict the buying and selling of shares of our common stock while in possession of material non-public information. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. In addition, during the course of our operations, our directors, executives and employees may have access to material non-public information regarding our business, our results of operations or potential transactions we are considering. We may not be able to prevent a director, executive or employee from violating our insider trading policies and buying or selling, or “tipping” others who might buy or sell, shares of our common stock on the basis of, or while having access to, material non-public information. If a director, executive or employee was to be investigated, or an enforcement action was to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or the Code. Although Congress is considering legislation that could repeal such requirement or defer the amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. If the requirement is not modified, it is expected to reduce our anticipated 2023 net operating losses.

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
•
the need to conduct unanticipated clinical trials or clinical trials that are larger or more complex than anticipated;
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

In addition, our collaboration revenue and certain assets and liabilities are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and other currencies in which we do business will affect our operating results, often in unpredictable ways. Currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, our assets and liabilities denominated in foreign currency. We are also exposed to market risks related to our investments, including changes in fair value of equity securities we hold which may fluctuate from quarter to quarter and year to year. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through May 1, 2023, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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

In addition, public statements by us, government agencies, our competitors, the media or others relating to the COVID-19 pandemic (including regarding our and others’ efforts to develop COVID-19 therapies) and the impact of such statements on investors’ general perception of our company and our business have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the COVID-19 pandemic and potential future pandemics, information in the public arena on this topic, whether or not accurate, has had and could continue to have an impact (positive or negative) on our stock price. Moreover, sales of a substantial number of shares of our common stock by our stockholders in the public market or the perception that these sales might occur, have in the past, and may in the future depress the market price of our common stock. Information related to our research, development, manufacturing, regulatory and commercialization efforts with respect to any of our product candidates or information regarding such efforts by competitors with respect to their potential therapies, may meaningfully impact our stock price.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. For a summary of these provisions, see the section titled “Anti-Takeover Provisions of Delaware Law and Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws—Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws” in Exhibit 4.3 Description of Capital Stock filed as part of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, as updated by our Amended and Restated Bylaws filed as Exhibit 3.1 to this Quarterly report on Form 10-Q.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on March 8, 2023).

10.1+†	Offer Letter between the Company and Marianne De Backer, dated January 19, 2023.

10.2+†	Offer Letter between the Company and Sung Lee, dated February 13, 2023.

10.3†	Amendment No. 2 to the Definitive Collaboration Agreement between the Company and Glaxo Wellcome UK Limited, dated February 8, 2023.

10.4†	Amendment No. 3 to the Definitive Collaboration Agreement between the Company and Glaxo Wellcome UK Limited, dated February 8, 2023.

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

VIR BIOTECHNOLOGY, INC.

Date: May 8, 2023	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Sung Lee
Sung Lee
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)