Form 10-Q
period 2023-06-30
Vir Biotechnology, Inc.
filed 2023-08-04
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to
Commission File Number: 001-39083
__________________________________________________
Vir Biotechnology, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________

Delaware	81-2730369
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
499 Illinois Street, Suite 500, San Francisco, California	94158
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (415) 906-4324
__________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023, the registrant had 134,251,320 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$666,949	$848,631
Short-term investments	1,166,953	1,521,517
Restricted cash and cash equivalents, current	13,163	12,681
Equity investments	13,531	31,892
Prepaid expenses and other current assets	85,736	104,356
Total current assets	1,946,332	2,519,077
Intangible assets, net	25,590	32,755
Goodwill	16,937	16,937
Property and equipment, net	104,126	105,609
Operating right-of-use assets	74,934	82,557
Restricted cash and cash equivalents, noncurrent	6,744	6,656
Long-term investments	52,358	23,927
Other assets	16,853	14,570
TOTAL ASSETS	$2,243,874	$2,802,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,362	$6,422
Accrued and other liabilities	197,580	489,090
Deferred revenue, current portion	15,681	15,517
Total current liabilities	225,623	511,029
Deferred revenue, noncurrent	53,207	53,207
Operating lease liabilities, noncurrent	117,815	123,837
Contingent consideration, noncurrent	24,927	24,937
Other long-term liabilities	12,094	11,115
TOTAL LIABILITIES	433,666	724,125
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 134,230,494 and 133,236,687 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	1,771,536	1,709,835
Accumulated other comprehensive loss	(2,903)	(9,122)
Retained earnings	41,562	377,237
TOTAL STOCKHOLDERS’ EQUITY	1,810,208	2,077,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,243,874	$2,802,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Collaboration revenue	$(13,779)	$(54,941)	$32,795	$1,174,715
Contract revenue	1,057	12,254	1,195	12,536
Grant revenue	16,519	2,058	32,764	4,579
Total revenues	3,797	(40,629)	66,754	1,191,830
Operating expenses:
Cost of revenue	22	27,921	1,929	118,070
Research and development	171,860	115,082	329,503	205,309
Selling, general and administrative	47,101	41,590	93,879	79,845
Total operating expenses	218,983	184,593	425,311	403,224
(Loss) income from operations	(215,186)	(225,222)	(358,557)	788,606
Other income (expense):
Change in fair value of equity investments	(5,086)	(11,390)	(18,189)	(106,429)
Interest income	23,016	2,200	44,323	2,588
Other (expense) income, net	(367)	691	(8,388)	3,421
Total other income (expense)	17,563	(8,499)	17,746	(100,420)
(Loss) income before benefit from (provision for) income taxes	(197,623)	(233,721)	(340,811)	688,186
Benefit from (provision for) income taxes	2,848	157,228	5,080	(246,058)
Net (loss) income	$(194,775)	$(76,493)	$(335,731)	$442,128
Net loss attributable to noncontrolling interest	$—	$—	$(56)	$—
Net (loss) income attributable to Vir	$(194,775)	$(76,493)	$(335,675)	$442,128
Net (loss) income per share attributable to Vir, basic	$(1.45)	$(0.58)	$(2.51)	$3.34
Net (loss) income per share attributable to Vir, diluted	$(1.45)	$(0.58)	$(2.51)	$3.28
Weighted-average shares outstanding, basic	134,059,079	132,450,018	133,807,357	132,326,244
Weighted-average shares outstanding, diluted	134,059,079	132,450,018	133,807,357	134,643,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(194,775)	$(76,493)	$(335,731)	$442,128
Other comprehensive income (loss):
Unrealized gain (loss) on investments	307	(2,739)	6,201	(6,435)
Amortization of actuarial gain (loss)	9	(9)	18	(19)
Other comprehensive income (loss)	316	(2,748)	6,219	(6,454)
Comprehensive (loss) income	$(194,459)	$(79,241)	$(329,512)	$435,674
Comprehensive loss attributable to noncontrolling interest	—	—	(56)	—
Comprehensive (loss) income attributable to Vir	$(194,459)	$(79,241)	$(329,456)	$435,674
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares amounts)
(unaudited)

	Vir Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling interest	Total Stockholders' Equity
	Share	Amount
Balance at March 31, 2023	133,930,957	$13	$1,737,626	$(3,219)	$236,337	$44	$1,970,801
Vesting of restricted common stock	100,292	—	—	—	—	—	—
Exercise of stock options	84,342	—	742	—	—	—	742
Issuance of common stock under employee stock purchase plan	114,903	—	2,605	—	—	—	2,605
Stock-based compensation	—	—	30,619	—	—	—	30,619
Other comprehensive income	—	—	—	316	—	—	316
Increase in ownership interest in a subsidiary	—	—	(56)	—	—	(44)	(100)
Net loss	—	—	—	—	(194,775)	—	(194,775)
Balance at June 30, 2023	134,230,494	$13	$1,771,536	$(2,903)	$41,562	$—	$1,810,208

	Vir Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling interest	Total Stockholders' Equity
	Share	Amount
Balance at March 31, 2022	132,353,441	$13	$1,625,785	$(4,805)	$380,021	$—	$2,001,014
Vesting of restricted common stock	53,712	—	—	—	—	—	—
Exercise of stock options	96,484	—	1,074	—	—	—	1,074
Issuance of common stock under employee stock purchase plan	94,175		2,066	—	—	—	2,066
Stock-based compensation	—	—	27,099	—	—	—	27,099
Other comprehensive loss	—	—	—	(2,748)	—	—	(2,748)
Net loss	—	—	—	—	(76,493)	—	(76,493)
Balance at June 30, 2022	132,597,812	$13	$1,656,024	$(7,553)	$303,528	$—	$1,952,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares amounts)
(unaudited)

	Vir Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling interest	Total Stockholders' Equity
	Share	Amount
Balance at December 31, 2022	133,236,687	$13	$1,709,835	$(9,122)	$377,237	$—	$2,077,963
Vesting of restricted common stock	617,460	—	—	—	—	—	—
Exercise of stock options	261,444	—	3,052	—	—	—	3,052
Issuance of common stock under employee stock purchase plan	114,903	—	2,605	—	—	—	2,605
Stock-based compensation	—	—	56,100	—	—	—	56,100
Other comprehensive income	—	—	—	6,219	—	—	6,219
Contributions from noncontrolling interest owners	—	—	—	—	—	100	100
Increase in ownership interest in a subsidiary	—	—	(56)	—	—	(44)	(100)
Net loss	—	—	—	—	(335,675)	(56)	(335,731)
Balance at June 30, 2023	134,230,494	$13	$1,771,536	$(2,903)	$41,562	$—	$1,810,208

	Vir Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Noncontrolling interest	Total Stockholders' Equity
	Share	Amount
Balance at December 31, 2021	131,161,404	$13	$1,571,535	$(1,099)	$(138,600)	$—	$1,431,849
Issuance of common stock in connection with a grant agreement	881,365	—	28,462	—	—	—	28,462
Vesting of restricted common stock	270,598	—	—	—	—	—	—
Exercise of stock options	190,270	—	1,558	—	—	—	1,558
Issuance of common stock under employee stock purchase plan	94,175	—	2,066	—	—	—	2,066
Stock-based compensation	—	—	52,403	—	—	—	52,403
Other comprehensive loss	—	—	—	(6,454)	—	—	(6,454)
Net income	—	—	—	—	442,128	—	442,128
Balance at June 30, 2022	132,597,812	$13	$1,656,024	$(7,553)	$303,528	$—	$1,952,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(335,731)	$442,128
Adjustments to reconcile net (loss) income to net cash (used in) provided for operating activities:
Change in estimated constraint on profit-sharing amount	(26,285)	397,433
Depreciation and amortization	10,120	2,882
Amortization of intangible assets	266	266
(Accretion of discounts) amortization of premiums on investments, net	(12,366)	1,732
Payment of contingent consideration in excess of acquisition date fair value	—	(93,803)
Noncash lease expense	4,401	4,283
Change in fair value of equity investments	18,189	106,428
Change in estimated fair value of contingent consideration	(10)	5,633
Stock-based compensation	56,100	52,403
In-process research and development impairment	6,899	—
Long-lived assets impairment	5,366	—
Other	172	292
Changes in operating assets and liabilities:
Receivable from collaboration	3,041	433,689
Prepaid expenses and other current assets	27,298	(5,472)
Other assets	(2,283)	(41)
Accounts payable	5,630	2,444
Accrued liabilities and other long-term liabilities	(269,765)	145,381
Operating lease liabilities	(6,235)	(1,012)
Deferred revenue	164	15,559
Net cash (used in) provided by operating activities	(515,029)	1,510,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of an equipment	—	11
Purchases of property and equipment	(16,324)	(36,439)
Purchases of investments	(694,289)	(341,293)
Maturities of investments	1,039,007	—
Net cash provided by (used in) investing activities	328,394	(377,721)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a grant agreement	—	28,462
Payment of principal on financing lease obligation	(134)	(124)
Proceeds from exercise of stock options	3,052	1,558
Issuance of common stock under ESPP	2,605	2,066
Contributions from noncontrolling interest owners	100	—
Increase in ownership interest in a subsidiary	(100)	—
Payment of contingent consideration	—	(1,197)
Net cash provided by financing activities	5,523	30,765
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(181,112)	1,163,269
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	867,968	363,415
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$686,856	$1,526,684
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$666,949	$1,505,183
Restricted cash and cash equivalents, current	13,163	13,147
Restricted cash and cash equivalents, noncurrent	6,744	8,354
Total cash, cash equivalents and restricted cash and cash equivalents	$686,856	$1,526,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (“Vir” or the “Company”) is an immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Its current pipeline consists of sotrovimab (where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting hepatitis B virus (“HBV”), hepatitis D virus (“HDV”), influenza A and B virus, human immunodeficiency virus (“HIV”) and coronavirus disease 2019 (“COVID-19”). Vir has several preclinical candidates in its pipeline. Vir has assembled technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes.
In January 2023, a majority-owned subsidiary was incorporated in the State of Delaware, Encentrio Therapeutics, Inc. (“Encentrio”). The Company initially owned 80% of Encentrio’s outstanding voting shares. In the three months ended June 30, 2023, the Company increased its ownership of Encentrio's outstanding voting shares to 100%. The primary purpose of Encentrio is to conduct research and development of oncology therapeutics.
Liquidity and Capital Resources
In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of June 30, 2023, no shares have been sold under the Sales Agreement. The Sales Agreement will expire in November 2023.
As of June 30, 2023, the Company had $1.9 billion in cash, cash equivalents, and investments, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.
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
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and investments. Cash and cash equivalents are deposited in checking and sweep accounts at financial institutions. Such deposits may, at times, exceed federally insured limits. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Prior to such events, the Company held cash deposits at SVB in excess of government insured limits. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company was able to access its deposits at the FDIC’s newly created Silicon Valley Bridge Bank, N.A., which was subsequently purchased on March 27, 2023 by First Citizens Bank & Trust Company, a subsidiary of First Citizens BancShares, Inc. As such, no losses have been incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the Company’s investments are held in custody at a third-party financial institution.
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of June 30, 2023, the Company has no off-balance sheet concentrations of credit risk.
The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. During the six months ended June 30, 2023 and 2022, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.
Investments
Investments include available-for-sale debt securities and equity investments, which are carried at estimated fair value.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Available-for-Sale Debt Securities
The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the unaudited condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the unaudited condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.
Equity Investments
The Company measures its investment in equity securities at fair value at each reporting date based on the market price at period end if it has a readily determinable fair value. Otherwise, the investments in equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer unless the Company has significant influence or control over the investee. Changes in fair value resulting from observable price changes are presented as change in fair value of equity investments, and changes in fair value resulting from foreign currency translation are included in other (expense) income, net on the unaudited condensed consolidated statements of operations.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
3. Fair Value Measurements
The Company determines the fair value of financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
•Level 1: Inputs which include quoted prices in active markets for identical assets and liabilities.
•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

		June 30, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

		(in thousands)
Assets:
Money market funds(1)	Level 1	$425,881	$—	$—	$425,881
U.S. government treasuries	Level 2	1,284,324	12	(1,978)	1,282,358
U.S. government agency bonds and discount notes	Level 2	125,880	8	(237)	125,651
Equity securities	Level 1	N/A	N/A	N/A	13,531
Total financial assets		$1,836,085	$20	$(2,215)	$1,847,421
______________________________________________
(1)Includes $19.9 million of restricted cash equivalents.

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

		(in thousands)
Assets:
Money market funds(1)	Level 1	$909,342	$—	$—	$909,342
U.S. government treasuries	Level 2	1,493,841	—	(8,396)	1,485,445
Equity securities	Level 1	N/A	N/A	N/A	31,892
Total financial assets		$2,403,183	$—	$(8,396)	$2,426,679
______________________________________________
(1)Includes $19.3 million of restricted cash equivalents.
Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets, and other assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $1.9 million and $2.5 million as of June 30, 2023 and

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2022, respectively. The Company did not write off any accrued interest receivable during the six months ended June 30, 2023 and 2022.
The Company recognized total net unrealized loss of $2.2 million and $8.4 million in accumulated other comprehensive loss as of June 30, 2023 and December 31, 2022, respectively. The gross unrealized losses related to U.S. government treasuries as of June 30, 2023 and December 31, 2022 were due to changes in interest rates. As of June 30, 2023, there were no investments that have been in a continuous material unrealized loss position for longer than 12 months. The Company determined that the gross unrealized losses on our investments as of June 30, 2023 were temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of June 30, 2023, no securities have contractual maturities of longer than 2 years.
As of June 30, 2023, the Company's equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities and subsequently remeasured at fair value at each reporting date. As of June 30, 2023, the Company remeasured the equity investment at a fair value of $13.5 million. The Company recognized an unrealized loss of $5.1 million and $11.4 million, for the three months ended June 30, 2023 and 2022, respectively, and an unrealized loss of $18.2 million and $106.4 million, for the six months ended June 30, 2023 and 2022, respectively, as other income (expense) in the unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2023 and 2022, the unrealized losses related to foreign currency translation for the respective periods were immaterial.
Contingent Consideration Obligations
Contingent consideration obligations include potential milestone payments in connection with the acquisitions of Humabs Biomed SA (“Humabs”). The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of June 30, 2023 and December 31, 2022.
The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of June 30, 2023, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to VIR-3434, an investigational subcutaneously administered HBV-neutralizing monoclonal antibody, or mAb, using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	13.1% - 14.1% (13.5%)
Probability of achievement	14.4% - 60.0% (42.4%)
______________________________________________
(1)Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.
For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of June 30, 2023, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to VIR-3434:

Unobservable input	Value
Volatility	75.0%
Discount rate	11.0%
Probability of achievement	28.7%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of June 30, 2023 and December 31, 2022, the estimated fair value of the contingent consideration related to the Humabs acquisition was $23.8 million and $23.4 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions that give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration
Balance at December 31, 2022	$24,937
Changes in fair value	(10)
Balance at June 30, 2023	$24,927
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
Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $4.7 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and $6.6 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had deferred revenue of $15.7 million and $15.5 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had $7.6 million and $7.7 million, respectively, within accrued and other liabilities, which may need to be refunded to the Bill & Melinda Gates Foundation.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company recognized grant revenue under the BARDA Agreement of $11.8 million and $26.1 million for the three and six months ended June 30, 2023, respectively, and an other receivable in prepaid expenses and other current assets of $13.0 million as of June 30, 2023. As of June 30, 2023, $2.5 million of potential future reimbursement remains available out of $55.0 million for the Base Period.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. As the lead party for all manufacturing and commercialization activities, GSK incurs all of the manufacturing, sales and marketing expenses and is the principal on sales transactions with third parties. As described in Note 2—Summary of Significant Accounting Policies, the Company’s accounting policy related to the profit-share is to consider the agreed-upon share of the profit-sharing amounts each quarter and evaluate whether those amounts are subject to potential future adjustments based on the latest available facts and circumstances. As the Company is the agent, the Company recognizes its contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs. Manufacturing costs include inventory revaluation adjustments, lower of cost or market inventory adjustments, inventory write-downs and write-offs, and binding purchase commitments with a third-party manufacturer among other manufacturing costs. In periods when allowable expenses exceed amounts recognized for net product sales of sotrovimab, negative revenue would be reported in our consolidated statements of operations. The Company’s contractual share of the profit-sharing amounts is subject to potential future adjustments to allowable expenses, which represents a form of variable consideration. At each reporting period, the Company evaluates the latest available facts and circumstances to determine whether any portion of profit-sharing amounts should be constrained.
As of June 30, 2023, GSK continue to have certain potentially excess binding supply manufacturing commitments of sotrovimab and certain binding reserved manufacturing capacity not expected to be utilized, which have not yet been fully reported to the Company as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. The Company expects GSK to continue to adjust allowable manufacturing expenses for the Company’s share of the excess supply write-offs and unused binding manufacturing capacity and report to the Company as cost-sharing amounts in future periods. In June 2023, the Company paid $273.6 million to GSK primarily related to excess supply write-offs and unused binding manufacturing capacity previously reserved. The Company evaluated the latest available facts and circumstances to update its evaluation of profit-sharing amounts to be constrained. The Company re-assesses these estimates each reporting period.
During the three and six months ended June 30, 2023 and 2022, the Company recorded profit-sharing amounts and profit-sharing amounts constrained, released as components of collaboration revenue in the unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Collaboration revenue, net
Profit-sharing amount	$(8,396)	$342,492	$(1,160)	$1,572,148
Profit-sharing amount constrained	(5,383)	(397,433)	—	(397,433)
Profit-sharing amount previously constrained, released	—	—	33,955	—
Total collaboration revenue, net	$(13,779)	$(54,941)	$32,795	$1,174,715
Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $5.3 million and $7.1 million during the three months ended June 30, 2023 and 2022, respectively, and $12.5 million and $13.6 million during the six months ended June 30, 2023 and 2022, respectively.
2021 Expanded GSK Collaboration
In 2021, the Company and GSK entered into a collaboration agreement (the “2021 GSK Agreement”) under which the parties agreed to expand the 2020 GSK Agreement to collaborate on three separate programs: (1) a program to research, develop and commercialize monoclonal antibodies (“mAbs”) for the prevention, treatment or prophylaxis of the influenza virus (the “Influenza Program”), excluding VIR-2482 unless GSK exercises its option as described below; (2) an expansion of the parties’ current Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses (the “Expanded Functional Genomics Program”); and (3) additional programs to develop

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
neutralizing mAbs directed to up to three non-influenza target pathogens selected by GSK (the “Selected Pathogens” and such programs, the “Additional Programs”).
Under the Influenza Program, the parties collaborate to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of influenza, including the Company’s influenza mAbs (with respect to VIR-2482, only if GSK exercises its option). The Company conducts the development and clinical manufacturing activities for VIR-2482 up to the completion of a Phase 2 clinical trial. Provided that the Company conducts and completes a Phase 2 clinical trial for VIR-2482, GSK has the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482 under the Influenza Program (the “VIR-2482 Option”). As of June 30, 2023, GSK had not exercised the VIR-2482 Option. On July 20, 2023, the Company announced that the VIR-2482 Phase 2 Prevention of Illness Due to Influenza A, or PENINSULA, trial evaluating the prevention of symptomatic influenza A illness did not meet primary or secondary efficacy endpoints. GSK is the lead party for development, clinical and commercial manufacturing and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the VIR-2482 Option, if applicable). The parties mutually agree upon the allocation of responsibility for the development of products under the Expanded Functional Genomics Program, and for the development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK is primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, the Company granted or will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program. GSK selected respiratory syncytial virus (“RSV”) as its first pathogen under the Additional Programs.
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
As of June 30, 2023, the total unrecognized transaction price of $51.7 million is classified as noncurrent deferred revenue on the Company's unaudited condensed consolidated balance sheets related to the remaining performance obligations, being the remaining two material rights resulting from the Selected Pathogen Rights.
Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2021 GSK Agreement, the Company recognized additional net research and development expenses of $0.9 million and $0.9 million during the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Laboratory equipment	$44,221	$36,533
Computer equipment	2,653	2,545
Furniture and fixtures	2,935	2,852
Leasehold improvements	80,210	84,422
Construction in progress	6	—
Property and equipment, gross	130,025	126,352
Less accumulated depreciation	(25,899)	(20,743)
Total property and equipment, net	$104,126	$105,609
Depreciation expenses were $4.6 million and $10.1 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2022, respectively.
Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Net profit-sharing amount	$78,073	$357,762
Research and development expenses	53,297	48,880
Payroll and related expenses	19,698	28,286
Accrued income taxes	15,498	15,228
Operating lease liabilities, current	13,536	4,137
Excess funds payable under grant agreements	7,611	7,652
Other professional and consulting expenses	5,108	3,987
Other accrued expenses	4,355	12,711
Accrued royalties	404	10,447
Total accrued and other liabilities	$197,580	$489,090
7. Commitments and Contingencies
Manufacturing and Supply Agreements
In December 2022, the Company and a third-party contract development manufacturing organization (the “CDMO”) entered into a master service agreement, and subsequently various scopes of work with respect to the manufacturing of VIR-2482 (collectively, the “VIR-2482 Agreements”). As of June 30, 2023, the Company has a balance of unpaid noncancellable commitments under the VIR-2482 Agreements up to approximately $36 million in the aggregate. On July

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
20, 2023, the Company announced that the VIR-2482 Phase 2 Prevention of Illness Due to Influenza A, or PENINSULA, trial evaluating the prevention of symptomatic influenza A illness did not meet primary or secondary efficacy endpoints.
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
8. Related Party Transaction
The Company holds a minority equity interest in Brii Biosciences Offshore Limited through Brii Bio Parent. As of June 30, 2023, one member of the Company’s board of directors serves on Brii Bio Parent’s board of directors.
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
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term of options (in years)	5.5 - 6.1	5.3 - 6.1	5.5 - 6.1	5.3 - 6.1
Expected stock price volatility	99.6% - 101.5%	103.8% - 110.5%	99.6% - 101.5%	103.8% - 111.2%
Risk-free interest rate	3.5% - 3.9%	2.8% - 3.3%	3.4% - 4.1%	1.6% - 3.3%
Expected dividend yield	—	—	—	—
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Research and development	$17,112	$14,069	$30,465	$27,184
Selling, general and administrative	13,507	13,030	25,635	25,219
Total stock-based compensation	$30,619	$27,099	$56,100	$52,403
10. Net (Loss) Income Per Share
Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to Vir by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to Vir by the sum of the weighted-average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For periods that the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common securities outstanding would have been anti-dilutive. The following is a calculation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income attributable to Vir	$(194,775)	$(76,493)	$(335,675)	$442,128

Weighted-average shares outstanding, basic	134,059,079	132,450,018	133,807,357	132,326,244
Weighted-average effect of dilutive securities:
Options to purchase common stock	—	—	—	2,270,834
Restricted shares subject to future vesting	—	—	—	44,028
Shares to purchase under Employee Stock Purchase Plan	—	—	—	2,734
Weighted-average shares outstanding, diluted	134,059,079	132,450,018	133,807,357	134,643,840

Net (loss) income attributable to Vir per share, basic	$(1.45)	$(0.58)	$(2.51)	$3.34
Net (loss) income attributable to Vir per share, diluted	$(1.45)	$(0.58)	$(2.51)	$3.28

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options issued and outstanding	10,223,201	11,595,683	10,419,357	8,607,499
Restricted shares subject to future vesting	3,622,091	2,787,894	3,066,323	2,695,168
Total	13,845,292	14,383,577	13,485,680	11,302,667
11. Income Taxes
The table below presents our (loss) income before benefit from (provision for) income taxes, benefit from (provision for) income taxes and effective tax rate for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Loss) income before benefit from (provision for) income taxes	$(197,623)	$(233,721)	$(340,811)	$688,186
Benefit from (provision for) income taxes	$2,848	$157,228	$5,080	$(246,058)
Effective tax rate	1.4%	67.3%	1.5%	35.8%
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
The benefit from income taxes for the three and six months ended June 30, 2023 was primarily due to a pre-tax loss and the Company's ability to carry-back the research and development credit to 2022.
Unrecognized tax benefits were $12.1 million and $10.6 million as of June 30, 2023 and December 31, 2022, respectively, and if recognized, would favorably affect the effective tax rate in future periods.

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
Overview
We are an immunology company focused on combining immunologic insights with cutting-edge technologies to treat and prevent serious infectious diseases. Infectious diseases are among the leading causes of death worldwide and can cause trillions of dollars of direct and indirect economic burden each year – as evidenced by the coronavirus disease 2019, or COVID-19, pandemic. We believe that now is the time to apply the recent and remarkable advances in immunology to combat current and prepare for future infectious diseases. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.
Our current pipeline consists of sotrovimab (and where marketing authorization has been granted, marketed under the brand name Xevudy®) and other product candidates targeting hepatitis B virus, or HBV, hepatitis D virus, or HDV, influenza A and B virus, human immunodeficiency virus, or HIV, and COVID-19. We have assembled technology platforms, focused on antibodies and T cells. We have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases, we are committed to developing cost-effective treatments that can be delivered at scale.
We are currently manufacturing product candidates from all of our platforms. We have established our own internal process development, manufacturing and quality capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early- and late-stage product candidates in the near term. We continue to expand our internal capabilities and resources in process development, analytical development, quality, manufacturing and supply chain, which are supported by our San Francisco, California, and Portland, Oregon facilities that include laboratories for process development, production of human cytomegalovirus, or HCMV, research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 through Phase 3 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production. For example, for sotrovimab, we and our collaborator GSK have executed manufacturing agreements with CDMOs having large-scale capacity to support a potential need for a future scale-up and product supply, particularly for potential commercialization.
Chronic Hepatitis B (CHB)
VIR-2218 is an investigational HBV-targeting siRNA. VIR-3434 is an investigational HBV-neutralizing monoclonal antibody, or mAb, that incorporates Xencor, Inc.’s, or Xencor, XtendTM and other Fc technologies.
•Multiple trials evaluating the potential for VIR-2218 and VIR-3434 to achieve a functional cure for CHB are on track with data expected in Q4 2023.
•In June 2023, we presented new data from our CHB portfolio at the EASL™ (European Association for the Study of the Liver) Congress.
•In May 2023, we announced the initiation of the Phase 2 PREVAIL platform trial and our THRIVE/STRIVE sub-protocols. The platform is evaluating combinations of VIR-2218, VIR-3434 and/or PEG-IFN-α in two CHB patient populations with the potential to evaluate other populations in the future. Initial data from this platform trial are expected in the first half of 2024.

Chronic Hepatitis Delta (CHD)
•The Phase 2 SOLSTICE trial evaluating VIR-2218 and VIR-3434 as monotherapy and in combination for the treatment of people living with CHD, the most aggressive form of viral hepatitis, remains on track with initial data expected in Q4 2023.
•In June 2023, we presented preclinical in vivo and in vitro data demonstrating the antiviral properties of VIR-2218 and VIR-3434 against hepatitis delta virus at the EASL Congress. These data further support the clinical development of these investigational medicines as a treatment for the chronic suppression of hepatitis delta virus.
Influenza
VIR-2482 is an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend technology.
•In July 2023, we reported that the Phase 2 Prevention of Illness Due to Influenza A (PENINSULA) trial evaluating VIR-2482 for the prevention of symptomatic influenza A illness did not meet primary or secondary efficacy endpoints.
•We continue to analyze the data and plan to share additional findings once available.
Human Immunodeficiency Virus (HIV)
VIR-1111 is an investigational HIV T cell vaccine based on HCMV. VIR-1388 is a preclinical HIV T cell vaccine based on HCMV.
•We expect the Phase 1 trial for VIR-1388, a novel T cell vaccine for the prevention of HIV, to begin dosing in Q3 2023. Our T cell platform utilizes human cytomegalovirus (HCMV) as a vector, which has the potential to induce high frequencies of antigen-specific, tissue-localizing effector memory T cells. The trial will be supported by the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, and the Bill & Melinda Gates Foundation, and will be conducted by the HIV Vaccine Trials Network. NIAID has provided funding throughout the product development lifecycle of VIR-1388.
COVID-19
Sotrovimab is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing mAb that incorporates Xencor’s Xtend™ technology.
•Sotrovimab currently has emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19. It has been supplied to more than 40 countries and remains in use outside of the U.S.

Preclinical Pipeline Candidates
•We are continuing to advance next-generation monoclonal antibodies (mAb) based on its proprietary platform and enabled by AI and machine-learning capabilities to deliver high-quality solutions more efficiently. These include:
◦VIR-2981, an investigational neuraminidase-targeting mAb against both influenza A and B viruses.
◦VIR-8190, a mAb against respiratory syncytial virus (RSV) and human metapneumovirus (hMPV).
◦VIR-7229, a next-generation COVID-19 mAb that has been shown in laboratory studies to have high potency against a broad spectrum of historical and currently circulating variants.
•Additionally, we are advancing VIR-1949, a therapeutic T cell vaccine for control of precancerous lesions caused by human papilloma virus (HPV) based on our HCMV vector platform.
Corporate Update
•In July 2023, we made the decision to increase focus on our proprietary antibody platform and discontinue our innate immunity small molecule platform.
•In June 2023, Sasha Damouni Ellis joined us as Executive Vice President and Chief Corporate Affairs Officer. Previously, she was Senior Vice President, Corporate Affairs and Investor Relations of Marinus Pharmaceuticals.
•In May 2023, Jeff Calcagno, M.D., joined us as Executive Vice President and Chief Business Officer. He joined us from Johnson & Johnson (J&J), where he spent more than 12 years holding leadership roles of increasing responsibility within all three divisions of J&J Innovation (JJI), including as Global Transactions Lead for Infectious Diseases & Vaccines and as Head of JLABS Bay Area.
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
Components of Operating Results
Revenues
To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), and has been supplied in more than 40 countries. Although we have previously recognized revenue from our profit-share under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement, related to sotrovimab, we may continue to incur net operating losses for at least the next several years as the extent of future revenue from the sale of sotrovimab remains uncertain. While we have an EUA from the U.S. Food and Drug Administration, or FDA, for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, we have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.
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
As we are the agent under the 2020 GSK Agreement, we recognize our contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs. Manufacturing costs include inventory revaluation adjustments, lower of cost or market inventory adjustments, inventory write-downs and write-offs, and binding purchase commitments with a third-party manufacturer, among other manufacturing costs. Our contractual share of the profit-sharing amounts is subject to potential future adjustments to allowable expenses, which we account for as a form of variable consideration.
GSK holds certain potentially excess binding supply manufacturing commitments of sotrovimab and reserved certain binding manufacturing capacity potentially not expected to be utilized, which have not yet been fully reported to us as allowable manufacturing expenses for the cumulative profit-sharing amounts to date. We expect GSK to adjust allowable manufacturing expenses for our share of the potential charge for excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluate the latest available facts and circumstances to update our evaluation of whether any portion of profit-sharing amounts should continue to be constrained. We re-assess these estimates at each reporting period. Actual results could materially differ from this estimate.
Contract revenue includes recognition of revenue generated from research and development services under third-party contracts, and from a third-party clinical supply agreement.
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
Research and development expenses consist primarily of costs incurred for our product candidates in development and prior to regulatory approval, which include:
•expenses related to license and collaboration agreements, and change in fair value of certain contingent consideration obligations arising from business acquisitions;
•personnel-related expenses, including salaries, benefits and stock-based compensation for personnel contributing to research and development activities;
•expenses incurred under agreements with third-party contract manufacturing organizations, contract research organizations, and consultants;
•clinical costs, including laboratory supplies and costs related to compliance with regulatory requirements; and
•other allocated expenses, including expenses for rent and facilities maintenance, and depreciation and amortization.
We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), and has been supplied in more than 40 countries. While we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab. Furthermore, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.
As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, our existing collaborators have significant discretion in determining the efforts and resources that they will apply to our collaborations and may not pursue further development and commercialization of products resulting from our collaboration arrangements or may elect to not to continue or renew research and development programs, which would delay the development and may increase the cost of developing our product candidates and may result in a need for additional capital or a suitable replacement collaborator. For those product candidates where there is not a current collaboration arrangement in place, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured (if at all) and to what degree such arrangements would affect our development plans and capital requirements.
Our clinical development costs may vary significantly based on factors such as:
•whether a collaborator is paying for some or all of the costs;
•per patient trial costs;

•the number of trials required for approval;
•the number of sites included in the trials;
•enrollment and retention of patients in trials in countries disrupted by geopolitical events, including civil or political unrest;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing our product candidates;
•the phase of development of our product candidates; and
•the efficacy and safety profile of our product candidates.
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
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest consists of net loss attributable to the noncontrolling interest owners of Encentrio Therapeutics, Inc., our subsidiary, during the three months ended March 31, 2023.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)
Revenues:
Collaboration revenue	$(13,779)	$(54,941)	$41,162	$32,795	$1,174,715	$(1,141,920)
Contract revenue	1,057	12,254	(11,197)	1,195	12,536	(11,341)
Grant revenue	16,519	2,058	14,461	32,764	4,579	28,185
Total revenues	3,797	(40,629)	44,426	66,754	1,191,830	(1,125,076)
Operating expenses:
Cost of revenue	22	27,921	(27,899)	1,929	118,070	(116,141)
Research and development	171,860	115,082	56,778	329,503	205,309	124,194
Selling, general and administrative	47,101	41,590	5,511	93,879	79,845	14,034
Total operating expenses	218,983	184,593	34,390	425,311	403,224	22,087
(Loss) income from operations	(215,186)	(225,222)	10,036	(358,557)	788,606	(1,147,163)
Other income (expense):
Change in fair value of equity investments	(5,086)	(11,390)	6,304	(18,189)	(106,429)	88,240
Interest income	23,016	2,200	20,816	44,323	2,588	41,735
Other (expense) income, net	(367)	691	(1,058)	(8,388)	3,421	(11,809)
Total other income (expense)	17,563	(8,499)	26,062	17,746	(100,420)	118,166
(Loss) income before benefit from (provision for) income taxes	(197,623)	(233,721)	36,098	(340,811)	688,186	(1,028,997)
Benefit from (provision for) income taxes	2,848	157,228	(154,380)	5,080	(246,058)	251,138
Net (loss) income	$(194,775)	$(76,493)	$(118,282)	$(335,731)	$442,128	$(777,859)
Net loss attributable to noncontrolling interest	$—	$—	$—	$(56)	$—	$(56)
Net (loss) income attributable to Vir	$(194,775)	$(76,493)	$(118,282)	$(335,675)	$442,128	$(777,803)
Revenues
Collaboration revenue for the three months ended June 30, 2023 was $(13.8) million, compared to $(54.9) million for the same period in 2022. The change was primarily due to lower profit-sharing amount constrained under the 2020 GSK Agreement, partially offset by lower profit-sharing amount. Collaboration revenue for the three months ended June 30, 2023 consisted of $(8.4) million of profit-sharing amount from the sale of sotrovimab under the 2020 GSK Agreement and $(5.4) million of profit-sharing amount constrained. Our contractual share of 72.5% from the sales of sotrovimab is applied to the profit-sharing amounts, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs. The $(5.4) million profit-sharing amount constrained was primarily driven by unfavorable changes in excess manufacturing commitments of sotrovimab.
The decrease in collaboration revenue for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a lower profit-sharing amount from sales of sotrovimab as part of the 2020 GSK Agreement. Collaboration revenue for the six months ended June 30, 2023 consisted of $(1.2) million of profit-sharing amount from the sale of sotrovimab under the 2020 GSK Agreement and $34.0 million release of profit-sharing amount previously constrained. The $34.0 million release of profit-sharing constraint was primarily driven by a $34.1 million decrease in excess manufacturing commitments of sotrovimab, partially offset by $0.1 million of other unfavorable changes in estimate under the profit-sharing constraint.

The decrease in contract revenue for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to $7.0 million related to the additional license granted to GSK applicable in mainland China, Hong Kong, Macau and Taiwan upon execution of the Amendment No. 1 to the 2020 GSK Agreement in the second quarter of 2022.
The increase in grant revenue for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to $11.8 million and $26.1 million for the three and six months ended June 30, 2023, respectively, in accordance with our agreement with BARDA.
Cost of Revenue
The decrease in cost of revenue for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to lower third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)
Licenses, collaborations and contingent consideration	$7,551	$27,907	$(20,356)	$15,297	$35,063	$(19,766)
Personnel	50,089	39,112	10,977	94,033	77,846	16,187
Contract manufacturing	28,242	9,232	19,010	65,795	16,558	49,237
Clinical costs	43,881	15,224	28,657	83,719	31,903	51,816
Other	42,097	23,607	18,490	70,659	43,939	26,720
Total research and development expenses	$171,860	$115,082	$56,778	$329,503	$205,309	$124,194
The increase in research and development expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to the following factors:
•the increase in clinical costs was primarily attributable to the Company's Phase 2 PENINSULA trial evaluating VIR-2482 for the prevention of symptomatic influenza A illness;
•the increase in contract manufacturing expenses was primarily related to an increase in manufacturing activities in preparation for potential Phase 3 studies involving VIR-2482 and, to a lesser extent, VIR-2218 and VIR-3434;
•the increase in personnel-related expenses was primarily attributable to an increase in our personnel to support the advancement of our clinical programs; and
•the increase in other research and development expenses was primarily attributable to the allocation of facilities, including depreciation, and other costs due to an increase in our personnel and a non-recurring impairment charge associated with certain non-prioritized in-process research and development assets.
partially offset by
•the decrease in licenses, collaborations and contingent consideration expenses primarily attributable to the change in fair value of the contingent consideration from our acquisition of Humabs BioMed SA, or Humabs, and $7.0 million recognized in the same period of 2022 in connection with the termination of our development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited, or WuXi Biologics.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to higher personnel-related costs to support the growth of the Company.
Change in Fair Value of Equity Investments
In July 2021, Brii Bio Parent became a publicly traded company on the Stock Exchange of Hong Kong Limited. In connection with the initial public offering, our investment in shares of Brii Bio Parent became a marketable equity investment and subsequently remeasured to fair value at each reporting period. For the three and six months ended June 30, 2023, we recognized an unrealized loss of $5.1 million and $18.2 million, respectively, due to the change in fair value, compared to an unrealized loss of $11.4 million and $106.4 million, respectively, for the same periods in 2022.
Interest Income
The increase in interest income for the three and six months ended June 30, 2023 was primarily due to higher interest rates as well as higher balances of short-term and long-term investments compared to the same periods in 2022.
Other (Expense) Income, Net
The decrease in other (expense) income, net for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to loss from foreign exchange measurement related to the accrued liability recognized in connection with the profit-sharing amount constrained under the 2020 GSK Agreement.
Benefit from (Provision for) Income Taxes
The decrease in benefit from income taxes for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to the Company's ability to realize a tax benefit associated with the net loss and changes to valuation allowances on deferred tax assets for the three months ended June 30, 2022. The benefit from income taxes for the three months ended June 30, 2023 was primarily due to a pre-tax loss and our ability to carry-back the research and development credit to 2022.
The benefit from income taxes for the six months ended June 30, 2023 was primarily due to a pre-tax loss and our ability to carry-back the research and development credit to 2022. The provision for income taxes for the six months ended June 30, 2022 was primarily due to taxable income for 2022 attributable to significant collaboration revenue from the sale of sotrovimab.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
To date, we have financed our operations primarily through sales of our equity securities and payments received under our grant and collaboration agreements. As of June 30, 2023, we had $1.9 billion in cash, cash equivalents, and investments. As of June 30, 2023, we had retained earnings of $41.6 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, in 2020 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. We will pay Cowen a commission of up to 3% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of June 30, 2023, no shares have been sold under the Sales Agreement, which will expire in November 2023.
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

We have not obtained regulatory approval for any product candidates other than sotrovimab, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2023 as noted above will enable us to fund our operations for at least the next 12 months.
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
We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2022 and 2033. As of June 30, 2023, we expect to make total lease payments of $166.8 million through 2033.
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
In December 2022, we and a third-party contract development manufacturing organization (the "CDMO") entered into a master service agreement, and subsequently various scopes of work with respect to manufacturing of VIR-2482 (collectively, "VIR-2482 Agreements"). As of June 30, 2023, we have a balance of unpaid noncancellable commitments under the VIR-2482 Agreements up to approximately $36 million in an aggregate.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(515,029)	$1,510,225
Investing activities	328,394	(377,721)
Financing activities	5,523	30,765
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(181,112)	$1,163,269
Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $515.0 million. This consisted primarily of a net loss of $335.7 million, partially offset by non-cash charges of $62.9 million, and an increase in our net operating assets of $242.2 million. The non-cash charges of $62.9 million primarily consisted of $56.1 million for stock-based compensation expense and an unrealized loss of $18.2 million on our equity investment, partially offset by $26.3 million related to a change in estimated profit-sharing constraint from the 2020 GSK Agreement. The change in our net operating assets of $242.2 million was primarily due to a $269.8 million decrease in accrued liabilities and other long-term liabilities due to partial settlement of profit-sharing constraint.
During the six months ended June 30, 2022, net cash provided by operating activities was $1.5 billion. This consisted primarily of net income of $442.1 million, non-cash charges of $477.5 million, and a decrease in our net operating assets of $590.5 million. The change in our net operating assets of $590.5 million was primarily due to a decrease in collaboration receivable by $433.7 million resulting from our profit share from the sale of sotrovimab, an increase in accrued liabilities and other long-term liabilities by $145.4 million due to timing of payments and an increase in deferred revenue by $15.6 million primarily driven by the grants received from Bill & Melinda Gates Foundation. The non-cash charges of $477.5 million primarily consisted of $397.4 million for change in estimated constraint on profit-sharing amount, an unrealized loss of $106.4 million on our equity investment, $52.4 million for stock-based compensation expense, $5.6 million for revaluation of contingent consideration, $4.3 million for noncash lease expense and $2.9 million for depreciation and amortization expense, partially offset by $93.8 million for payment for contingent consideration in excess of acquisition date fair value.
Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities was $328.4 million. This consisted primarily of $1.0 billion in proceeds received from investments that matured during the period, partially offset by purchases of investments of $694.3 million and property and equipment of $16.3 million.
During the six months ended June 30, 2022, net cash used in investing activities was $377.7 million. This consisted primarily of purchases of investments of $341.3 million and property and equipment of $36.4 million.
Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $5.5 million. This consisted primarily of proceeds from exercises of stock options of $3.1 million and from the issuance of common stock under our employee stock purchase plan of $2.6 million.
During the six months ended June 30, 2022, net cash provided by financing activities was $30.8 million. This consisted primarily of proceeds from the issuance of our common stock to the Bill & Melinda Gates Foundation of $28.5 million under the stock purchase agreement, from the issuance of common stock under our employee stock purchase plan of $2.1 million, and from exercises of stock options of $1.6 million, partially offset by $1.2 million for payment of contingent consideration.

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
There have been no significant changes in our critical accounting policies during the six months ended June 30, 2023, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $686.9 million as of June 30, 2023, which primarily consisted of money market funds. We also had short-term and long-term investments of $1.2 billion as of June 30, 2023. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2023.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and our collaboration with GSK and consequently the Swiss Franc, Australian dollar and British pound. Transaction gains and losses are included in other income (expenses), net on the unaudited condensed consolidated statements of operations and were not material for the six months ended June 30, 2023 and 2022.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $13.5 million as of June 30, 2023. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of June 30, 2023 by approximately $1.4 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.
Risk Factors Summary
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:
•We have incurred net losses and anticipate that we will continue to incur net losses in the foreseeable future.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
•Although we have an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, the FDA has excluded the use of sotrovimab in all U.S. regions, and sotrovimab has limitations on its use in some countries outside of the U.S. We do not expect meaningful sales of sotrovimab without the FDA reauthorizing the use of sotrovimab in the U.S.
•Market demand and utilization of any of our COVID-19 product candidates has been, and may continue to be, adversely impacted by factors such as the development of monoclonal antibodies, or mAbs, of other third parties, the rollout of oral antivirals and vaccines, the emergence of new variants or subvariants and the current challenges in the delivery and administration of mAbs to patients.
•Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates in a timely manner. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.
•Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals and marketing authorizations. We have and may continue to commit substantial financial resources with respect to clinical trials that may not be successful, and we may not be able to recoup those investments.
•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

•We are a party to strategic collaboration and license agreements pursuant to which we are obligated to make substantial payments upon achievement of milestone events and, in certain cases, have relinquished important rights over the development and commercialization of certain current and future product candidates. We also intend to explore additional strategic collaborations, which may never materialize or may require that we relinquish rights to and control over the development and commercialization of our product candidates.
•We rely on third parties to produce clinical and commercial supplies of our product candidates.
•If we are unable to obtain and maintain patent protection for our product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our product candidates and technology may be adversely affected.
•We are highly dependent on our key personnel, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.
•If our information systems, or those maintained on our behalf, fail or suffer security breaches, such events could result in, without limitation, the following: a significant disruption of our product development programs; an inability to operate our business effectively; unauthorized access to or disclosure of the personal information we process; and other adverse effects on our business, financial condition, results of operations and prospects.
•The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses and anticipate that we will continue to incur net losses in the foreseeable future.
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $335.7 million and net income of $442.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had retained earnings of $41.6 million.
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
We received an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA following the termination of the underlying public health emergency declaration on May 11, 2023 or for other reasons. Furthermore, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK) do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time.
We received a positive scientific opinion from the Committee for Human Medicinal Products, or CHMP, in the European Union, or EU, for sotrovimab and to date, sotrovimab has obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19, and has been supplied in more than 40 countries. However, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. For example, although certain countries outside the U.S. continue to maintain access to 500 mg intravenous, or

IV, while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab.
Furthermore, based on the evolving COVID-19 landscape and our expectations for future sales in light of these factors, there are no assurances that we will secure future supply commitments from governments. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.
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
We are a company founded in April 2016 and our operations to date have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. Sotrovimab has received marketing authorization in the EU and has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), and has been supplied in more than 40 countries. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab.
Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Moreover, even if we were to file a BLA or marketing applications in other jurisdictions, it is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. As an organization, we have not yet demonstrated an ability to successfully manufacture a BLA-approved, commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our technology platforms and product candidates.

We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
As of June 30, 2023, we had cash, cash equivalents and investments of $1.9 billion. Based upon our current operating plan, we believe that the $1.9 billion as of June 30, 2023 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop.
We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:
•the timing, progress and results of our ongoing preclinical studies and clinical trials of our product candidates;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of other product candidates that we may pursue;
•our ability to establish and maintain collaboration, license, grant and other similar arrangements, and the opt-in mechanisms contained in, and the financial terms of, any such arrangements, including timing and amount of any future milestones, royalty or other payments due thereunder;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution, for our product candidates for which we receive marketing approval;
•the amount of revenue received from commercial sales of any product candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•any expenses needed to attract, hire and retain skilled personnel;
•the costs of operating as a public company; and
•the extent to which we acquire or in-license other companies’ product candidates and technologies.
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
Although we have an EUA from the FDA for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, the FDA has excluded the use of sotrovimab in all U.S. regions, and sotrovimab has limitations on its use in some countries outside of the U.S. We do not expect meaningful sales of sotrovimab without the FDA reauthorizing the use of sotrovimab in the U.S.
Sotrovimab received an EUA from the FDA on May 26, 2021, for the early treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at risk for progression to severe COVID-19, including hospitalization or death. In March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. We do not expect meaningful sales of sotrovimab without the FDA reauthorization.
In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA following the termination of the underlying public health emergency declaration on May 11, 2023 or for other reasons. Any such revision or revocation of our EUA by the FDA could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. Furthermore, if we or our collaborators experience inventory revaluation adjustments, lower of cost or market inventory adjustments, and excess inventory, it may be necessary to write down or write-off inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during the six months ended June 30, 2023, we released approximately $34.0 million of constraint related to sotrovimab due to changes in estimated allowable manufacturing expenses as agreed to with GSK.
Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Furthermore, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or marketing approval. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will limit the use of sotrovimab.
Even if we were to file a BLA or marketing applications in other jurisdictions, it is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. If the FDA does not reauthorize the use of sotrovimab in the U.S., and/or if countries outside of the U.S. continue to limit its use, we may be unable to sell sotrovimab in or outside of the U.S.

The FDA may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect public health or safety. An EUA may also be terminated upon a declaration by the Secretary of HHS that the public health emergency has ended. The public health emergency declarations related to COVID-19 ended on May 11, 2023. In addition, the FDA ended 22 COVID-19-related policies when the public health emergency ended on May 11, 2023, and the FDA allowed 22 related policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four policies whose duration is not tied to the end of the public health emergency. The termination of the public health emergency declaration; however, will not impact the FDA’s ability to authorize, or continue existing authorizations of, devices, treatments or vaccines for emergency use. As a result, existing EUAs for products may remain in effect beyond the duration of the public health emergency declaration if all other statutory conditions are met and the FDA may continue to issue new EUAs going forward when criteria for issuance are satisfied.
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
In response to the COVID-19 pandemic, we continue to pursue various potential therapies to address the disease, including through mAbs using our antibody platform (in collaboration with several partners), such as sotrovimab and VIR-7832. To prepare for new waves of variants and future pandemics, we are also actively pursuing multiple next-generation mAbs aimed at treating COVID-19.
There are no assurances that there will be sufficient market demand for our COVID-19 product candidates or that the FDA and other regulatory authorities will grant us full marketing approvals. For example, market demand and utilization for sotrovimab has been, and we expect to continue to be adversely impacted by factors such as the emergence of new variants and subvariants, such as certain Omicron subvariants, the development of mAbs of other third parties, the rollout of oral antivirals and vaccines, and the current challenges in the delivery and administration of mAbs to patients. We no longer expect meaningful sales of sotrovimab without FDA reauthorization. There are no assurances that these factors will not adversely impact our other COVID-19 product candidates. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab or any of our future COVID-19 product candidates inferior or obsolete in the future. For example, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. In addition, although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab. Any of these developments may adversely affect our financial condition and business.
Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations, and which will require significant additional funding. Although our current estimated aggregate commitment to GSK under a master services agreement with Samsung Biologics Co., Ltd. for sotrovimab drug substance, drug product and raw material has been substantially recognized on our balance sheet as part of the profit-sharing amount constrained as of March 31, 2023, under the definitive collaboration agreement dated June 9, 2020, between us and GSK, or the 2020 GSK Agreement, any future commitments for sotrovimab or any of our other future COVID-19 product candidates, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing agreements in the future in order to create an effective supply chain for our product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity and/or raw materials that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity and/or related costs under the agreements, which could adversely affect our business, financial condition, results of operations and prospects. For example, during the six months ended June 30, 2023, we released approximately $34.0 million of constraint related to sotrovimab due to changes in estimated allowable manufacturing expenses as agreed to with GSK.
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
There are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead Sciences, Inc., or Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. In December 2021 the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. In May 2023, the FDA approved the new drug application (NDA) for PAXLOVID for use as treatment of mild to moderate COVID-19 in adults who are at high risk of severe disease progression, making it the first oral treatment for COVID-19 fully approved by the FDA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older, Moderna, Inc.’s, or Moderna, COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine was available in the United States under EUA from Janssen Biotech, Inc., or Janssen but was revoked in June 2023. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that the FDA will reauthorize our EUA in the U.S., that there will be sufficient market demand for our COVID-19 therapies, that we will secure additional

U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner and not have supply chain disruptions, all of which could negatively impact or eliminate demand for our COVID-19 therapies.
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
For example, in March 2023 Silicon Valley Bank, or SVB, and Signature Bank were each closed by state regulators and the FDIC was appointed receiver for each bank. Prior to such events, we held cash deposits at SVB in excess of government insured limits. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.
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
Sotrovimab has received marketing authorization in the EU and has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), and has been supplied in more than 40 countries. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA following the termination of the underlying public health emergency declaration on May 11, 2023 or for other reasons. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. We have not obtained BLA approval in the U.S. for any product candidate to date. We operate in a highly regulated field, and it is possible that none of our product candidates will obtain regulatory approval.
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
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals and market authorizations. We have and may continue to commit substantial financial resources with respect to clinical trials that may not be successful, and may not be able to recoup those investments.
Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired characteristics in clinical development sufficient to obtain regulatory approval, despite positive results in preclinical studies or having successfully advanced through earlier clinical trials. We have and may continue to commit substantial financial resources with respect to clinical trials that may not be successful, and we may not be able to recoup those investments.
For example, in July 2023, we announced that our Phase 2 clinical trial of VIR-2482 for the prevention of symptomatic influenza A illness did not meet primary or secondary efficacy endpoints. We committed substantial financial resources and made substantial capital commitments with third party contract development manufacturing organizations, or CDMO, with respect to the manufacturing and raw materials in connection with VIR-2482. As of June 30, 2023, we had a balance of unpaid noncancellable commitments with a CDMO up to approximately $36 million in an aggregate.
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
Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:
•be delayed in obtaining marketing approval, or not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements;
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a risk evaluation and mitigation strategy, or REMS;
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be sued; or
•experience damage to our reputation.
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
Furthermore, our product candidates are based on certain innovative technology platforms, which makes it even more difficult to predict the time and cost of product candidate development and obtaining necessary regulatory approvals, particularly for our cytomegalovirus, or CMV, vector technologies. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.
As part of our T cell platform, our approach is to use human CMV, or HCMV, as a vaccine vector to potentially treat and prevent pathogens refractory to current vaccine technologies because HCMV may induce potent and long-lasting T cell responses to a broader range of epitopes than observed for other viral vaccines. Safety and toxicity trials for this technology have so far only been conducted in animal species, in which HCMV has limited ability to replicate. Also, because our HCMV-vector technology is novel, regulatory agencies may lack experience with product candidates such as VIR-1388, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. In addition, our HCMV-vector technology utilizes live-attenuated, genetically-modified organisms for which the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities and other public health authorities, such as the Centers for Disease Control and Prevention and hospitals involved in clinical trials, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates.
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
In addition, our inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product for any of the reasons discussed above could potentially have a negative effect on our stock price and related market capitalization and could result in a significant impairment of goodwill, other intangible assets and long-lived assets.
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

The public health emergency declaration related to COVID-19 ended on May 11, 2023. In addition, the FDA ended 22 COVID-19-related policies when the public health emergency ended, and the FDA allowed 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four policies whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
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
Our current and future strategic collaborations and licenses could subject us to a number of risks, including the following:
•we may be required to assume substantial actual or contingent liabilities;

•we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
•strategic collaborators may select indications or design clinical trials in a way that may be less successful than if we were doing so;
•strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement due to development programs based on data readouts, changes in their strategic focus as a result of an acquisition of competitive products or other internal pipeline advancements, availability of funding or other external factors, that diverts resources or creates competing priorities;
•disputes may arise between us and our strategic collaborators that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
•strategic collaborators may experience financial difficulties;
•strategic collaborators may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation; and
•strategic collaborators could terminate the arrangement or not exercise their opt-in rights, which may delay the development, may increase the cost of developing our product candidates and result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
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
Since the beginning of the COVID-19 pandemic, and even before, there has been substantial research in the development of new drugs and biologics to address diseases caused by the coronavirus. Numerous large and small pharmaceutical and biotechnology companies are developing COVID-19 therapy programs with various mechanisms of actions, including prophylactic vaccines, oral antivirals, immunomodulators, and antibodies, some of which are further along in the development process than we are. Other parties may be successful in producing a more efficacious therapy for SARS-CoV-2 or in producing a therapy that is easier to deliver and administer to patients in a timelier manner, which may also lead to the diversion of funding away from us and toward other companies or lead to decreased demand for our potential therapies. Companies with antibodies in clinical development include Invivyd, AstraZeneca, Celltrion Healthcare Co., Ltd., Eli Lilly and Regeneron Pharmaceuticals, Inc. Companies with oral antivirals in clinical development include Shionogi Inc., Gilead, Enanta Pharmaceuticals and others. Companies with prophylactic vaccines in clinical development include AstraZeneca, GSK, Novavax, Inc. and Sanofi S.A. The industry and competitive landscape for COVID-19 treatments is rapidly changing, and we could have more competition in the future. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab.
The availability of superior or competitive therapies, or preventative measures such as vaccines, coupled with the unpredictable nature of pandemics and the prevalence of new variants or subvariants of COVID-19, such as certain Omicron subvariants, could further negatively impact or eliminate altogether demand for our COVID-19 therapies. For example, in March and April 2022, the FDA amended the EUA fact sheet to exclude sotrovimab use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant based on available information, including variant susceptibility to these drugs and regional variant frequency. With these EUA revisions, sotrovimab is not currently authorized for use in any U.S. region, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.
Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older and Moderna’s COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older. In December 2021, the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. In May 2023, the FDA approved the new drug application (NDA) for PAXLOVID for use as treatment of mild to moderate COVID-19 in adults who are at high risk of severe disease progression, making it the first oral treatment for COVID-19 fully approved by the FDA. Currently, there are no mAbs available in the U.S. for use as treatment or prophylaxis against COVID-19. For example, in February 2022, the FDA approved an EUA for Eli Lilly’s antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate; however, in November 2022, the FDA announced that bebtelovimab is no longer authorized in any U.S. region due to lack of activity against recent Omicron subvariants. AstraZeneca’s EVUSHELD™, a cocktail of two mAbs, was previously approved under an EUA for pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12 at risk for severe disease progression of COVID-19, but was deauthorized by the FDA in January 2023. EVUSHELD currently remains authorized in other countries where it is approved for COVID-19 pre-exposure prophylaxis and treatment, including the EU and Japan. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Invivyd’s VYD222.
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
To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), and has been supplied to more than 40 countries. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA following the termination of the underlying public health emergency declaration on May 11, 2023 or for other reasons. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time. Moreover, even if we were to file a BLA or marketing applications in other jurisdictions, it is possible that the FDA and certain other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use.
Even if any of our product candidates receive marketing approval, they may fail to achieve adoption by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•the convenience and ease of administration compared to alternative treatments and therapies;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the efficacy and potential advantages compared to alternative treatments and therapies;
•the effectiveness of sales and marketing efforts;

•acceptance in the medical and patient communities of our product candidates as a safe and effective treatments;
•the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•our ability to offer such product for sale at competitive prices;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement;
•the products’ safety profile; and
•any restrictions on the use of the product together with other medications.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidate that we may develop;
•loss of revenue;
•substantial monetary awards to trial participants or patients;
•significant time and costs to defend the related litigation;
•withdrawal of clinical trial participants;
•increased insurance costs;
•the inability to commercialize any product candidate that we may develop; and

•injury to our reputation and significant negative media attention.
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
Our product candidates targeting SARS-CoV-2, the virus that causes COVID-19, are in various development and approval stages. To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), and has been supplied in more than 40 countries. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab. Furthermore, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA following the termination of the underlying public health emergency on May 11, 2023 or for other reasons. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA for sotrovimab at this time.
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
These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely continue to be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.
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
Additionally, as a result of litigation challenging the interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, on December 27, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that rescinds the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the United States Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles.
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
Further, the IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications. Pharmaceutical companies and other parties have recently filed lawsuits in various courts with constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results
Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
We also intend to rely on third-party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization. There is, however, no assurance that our third-party manufacturers will have sufficient manufacturing capacity to meet demand for our product candidates, meet our working assumptions of manufacturing titer and yield per batch of our product candidates or consistently manufacture product meeting our quality requirements. Any shortfall in manufacturing capacity or reduction in anticipated manufacturing titer, yield per batch or batch success rates may adversely impact our ability to meet market demand for any approved product. Furthermore, if we are not able to produce supply at low enough costs, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business, financial condition, results of operations and prospects.
In addition, we currently rely on strategic collaborators and foreign CDMOs, and will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.
For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs.
Further, our reliance on third-party suppliers and manufacturers entails risks to which we would not be exposed to or that may be reduced if we conducted process development or manufactured product candidates ourselves, including:
•delay or inability to procure or expand sufficient manufacturing capacity;
•delays in process development;
•issues related to scale-up of manufacturing;
•excess manufacturing capacity or excess raw materials due to insufficient market demand for our product candidates and responsibility for the associated costs;
•costs and validation of new equipment and facilities required for scale-up;
•inability of our third-party manufacturers to execute process development, manufacturing, technology transfers, manufacturing procedures and other logistical support requirements appropriately or on a timely basis;
•inability to negotiate development and manufacturing agreements with third parties under commercially reasonable terms, if at all;
•breach, termination or nonrenewal of development and manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on single sources for product raw materials or components;
•lack of qualified backup suppliers for those raw materials or components that are currently purchased from a sole or single-source supplier;
•lack of ownership to the intellectual property rights to any improvements made by our third parties in the manufacturing process for our product candidates;
•price increases or decreased availability of product raw materials or components;
•disruptions to operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including supply chain issues, capacity constraints, transportation and labor disruptions, global competition for resources, the bankruptcy of the manufacturer and/or general economic conditions, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession;
•disruptions caused by geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing war between Ukraine and Russia), man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic; and

•carrier disruptions or increased costs that are beyond our control, including increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs.
We may be unable to obtain product raw materials or components for an indeterminate period of time if any of third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes. Suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control. We cannot be sure that single source suppliers for our product raw materials or components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these raw materials or components for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing capacity or yields, any of which would negatively impact our operating results.
Furthermore, there are a limited number of suppliers and manufacturers that supply synthetic siRNAs. We currently rely on a limited number of suppliers and CDMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CDMOs to meet our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs. Included in these risks are potential extended lead times, delays or shortages of raw materials and components including as a result of the COVID-19 pandemic, synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CDMO’s facility and ability to comply with the applicable manufacturing requirements, including cGMP requirements, which could result in unusable product. This would cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA supply requirements, we may need to secure alternative suppliers of synthetic siRNAs and/or key raw materials and components, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.
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
Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize, manufacture or supply our current or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure or total or partial suspension of production. Any such recall, seizure or suspension could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs.
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
We license a number of technologies to form our antibody platform and T cell platform, and we license siRNA technology from Alnylam Pharmaceuticals, Inc. We have also developed certain product candidates using intellectual property licensed from third parties. A core element of our business strategy includes continuing to acquire or in-license additional technologies or product candidates for the treatment and prevention of serious infectious diseases.
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
We have experienced significant growth in the number of our employees and the scope of our operations in recent years at both our sites and remote locations, particularly in the areas of research, development and regulatory affairs, and we expect to continue to experience growth as the clinical development of our product candidates progresses. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. As a result of the global pandemic, the majority of our workforce began working from home in March 2020. In April 2022, we reopened our offices to allow employees to return to work, and we now offer all our employees the choice of working full-time in the office, a hybrid approach, or full-time remote. Although the reopening of our offices is consistent with local government requirements, is focused on employee safety, and contemplates returning to remote work should the COVID-19 situation change, there is uncertainty regarding the long-term impact that the COVID-19 pandemic has had on the nature of the office environment and remote working, which could present operational and workplace culture challenges as we seek to expand our organization. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that joined during the global pandemic. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
For example, our clinical trials were affected by the COVID-19 pandemic. Site initiation and patient enrollment were delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and , if there are future quarantines which impede patient movement or interrupt healthcare services, some patients may not be able or willing to comply with clinical trial protocols. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, was delayed or disrupted, which had adversely impacted our clinical trial operations. The public health emergency declarations related to COVID-19 ended on May 11, 2023. In addition, the FDA ended 22 COVID-19-related policies when the public health emergency ended on May 11, 2023, and the FDA allowed 22 related-policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four policies whose duration is not tied to the end of the public health emergency. However, at this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
We continue to monitor our operations and applicable government recommendations, and we have made lasting modifications to our normal operations because of the COVID-19 pandemic. We now offer all of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains voluntary, unless a person’s role requires them to be on site to do their job. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.
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
While the public health emergency declared for the COVID-19 pandemic has been terminated, the ultimate impact of a resurgence of COVID-19, the emergence of new and existing variants or subvariants of COVID-19 that are resistant to existing treatments or vaccinations or an outbreak of any other widespread public health epidemics is highly uncertain, not predictable and subject to change, and a continuation of the COVID-19 pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.
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
Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely are potentially vulnerable to malware, computer viruses, denial-of-service attacks (such as credential stuffing), ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), geopolitical events, including civil or political unrest, terrorism, war (such as the ongoing war between Ukraine and Russia) and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information. We may also experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. We have experienced security breaches of our information technology systems, such as through business email compromises. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. For example, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and operations.
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
For example, we, our third-party vendors, and our partners’ third-party vendors have experienced social engineering efforts (including phishing attacks) designed to gain unauthorized access to our systems and information, including business email and system compromises. Similarly, we and our partners’ third-party vendors may be a target of other phishing attacks, social engineering attacks and other cyber-attacks in the future. If a data security breach affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personally identifiable information, our reputation could be materially damaged or our operations disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. Such laws may include HIPAA and the Health Information Technology for Economic and Clinical Health Act, or HITECH, and General Data Protection Regulation. Under these laws specifically, notice of certain security breaches must be made to affected individuals, the Secretary of HHS, applicable Supervisory Authority, and for extensive breaches, to the media or state attorneys general. Such a notice could further harm our reputation and our ability to compete. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Furthermore, a data security breach could result in fines, increased costs or loss of revenue and we could incur liability (such as through regulatory fines and penalties as well as private claims), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Additionally, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.
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
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and the U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Additionally, our use of AI and machine learning may be subject to laws and evolving regulations regarding the use of AI or machine learning, controlling for data bias, and anti-discrimination. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to potential enforcement by HHS for potential HIPAA violations, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on certain activities related to the processing of sensitive data, including the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. We face risks of similar enforcement from state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
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
In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026.
Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases).
There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.
Additionally, in October 2022 President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act and the GDPR, respectively. The U.K. and the U.S. are also in discussions to develop a U.S.-U.K. “data bridge”, which would function similarly to the EU-U.S. Data Privacy Framework and provide an additional legal mechanism for companies to transfer data from the U.K. to the US. Any changes or updates to these adequacy decisions have the potential to impact our business.
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
We expect our financial condition and results of operations to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Factors that may cause fluctuations in our financial condition and results of operations include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:
•the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which will change from time to time;
•the cost of manufacturing our product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;
•the timing and outcomes of preclinical studies and clinical trials for our product candidates;
•the need to conduct unanticipated clinical trials or clinical trials that are larger or more complex than anticipated;
•competition from existing and potential future products that compete with our product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of our product candidates;
•the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our product candidates;
•our ability to commercialize our product candidates, if approved, inside and outside of the U.S., either independently or working with third parties;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;
•future accounting pronouncements or changes in our accounting policies; and
•the changing and volatile global economic and political environment both inside and outside the U.S., including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession.

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
Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through July 28, 2023, the closing price of our stock ranged from $11.83 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.
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
As a public company, we have incurred and we will continue to incur significant legal, accounting, investor relations and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, pursuant to which the SEC adopted rules and regulations related to corporate governance and executive compensation, such as “say on pay” and proxy access.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. For a summary of these provisions, see the section titled “Anti-Takeover Provisions of Delaware Law and Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws—Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws” in Exhibit 4.3 Description of Capital Stock filed as part of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, as updated by our Amended and Restated Bylaws filed as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 8, 2023.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;

•any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws;
•any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; and
•any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Officer Trading Arrangements
A portion of the compensation of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is in the form of equity awards and, from time to time, directors and officers may engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
Transactions in Company securities by directors and officers are required to be made in accordance with the Company’s insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

During the quarterly period covered by this report, on April 3, 2023, the Company issued Marianne De Backer, the Company’s Chief Executive Officer, a restricted stock unit (“RSU”) agreement that included a mandatory sell-to-cover arrangement. This arrangement provides for the automatic sale of shares of the Company’s common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation. The number of shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This arrangement constitutes a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act).
None of our other directors or officers entered into or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.
Item 6. Exhibits.
(a)Exhibits.

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
____________________________________________________________________
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

VIR BIOTECHNOLOGY, INC.

Date: August 4, 2023	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Sung Lee
Sung Lee Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)