Form 10-Q
period 2023-09-30
Vir Biotechnology, Inc.
filed 2023-11-03
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to
Commission File Number: 001-39083
__________________________________________________
Vir Biotechnology, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________

Delaware	81-2730369
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1800 Owens Street, Suite 900, San Francisco, California	94158
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (415) 906-4324
__________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	VIR	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, the registrant had 134,521,285 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, research and development, potential of, and expectations for, our pipeline, planned clinical trials and preclinical studies, technology platforms, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management, expected market growth, the timing of availability of clinical data, program updates and data disclosures, and our plans for our hepatitis B virus, hepatitis delta virus, influenza, COVID-19 and human immunodeficiency virus portfolios are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$452,100	$848,631
Short-term investments	1,233,628	1,521,517
Restricted cash and cash equivalents, current	13,193	12,681
Equity investments	10,825	31,892
Prepaid expenses and other current assets	59,430	104,356
Total current assets	1,769,176	2,519,077
Intangible assets, net	25,457	32,755
Goodwill	16,937	16,937
Property and equipment, net	99,309	105,609
Operating lease right-of-use assets	72,622	82,557
Restricted cash and cash equivalents, noncurrent	7,057	6,656
Long-term investments	39,617	23,927
Other assets	14,720	14,570
TOTAL ASSETS	$2,044,895	$2,802,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,627	$6,422
Accrued and other liabilities	146,111	489,090
Deferred revenue, current	15,312	15,517
Total current liabilities	165,050	511,029
Deferred revenue, noncurrent	53,207	53,207
Operating lease liabilities, noncurrent	114,119	123,837
Contingent consideration, noncurrent	24,300	24,937
Other long-term liabilities	13,134	11,115
TOTAL LIABILITIES	369,810	724,125
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 134,497,886 and 133,236,687 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	1,798,823	1,709,835
Accumulated other comprehensive loss	(1,900)	(9,122)
(Accumulated deficit) retained earnings	(121,851)	377,237
TOTAL STOCKHOLDERS’ EQUITY	1,675,085	2,077,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,044,895	$2,802,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Collaboration revenue	$(4,387)	$309,145	$28,408	$1,483,860
Contract revenue	289	39,998	1,484	52,534
License revenue from a related party	—	22,289	—	22,289
Grant revenue	6,737	3,125	39,501	7,704
Total revenues	2,639	374,557	69,393	1,566,387
Operating expenses:
Cost of revenue	38	22,253	1,967	140,323
Research and development	148,253	114,166	477,756	319,475
Selling, general and administrative	41,080	43,174	134,959	123,019
Total operating expenses	189,371	179,593	614,682	582,817
(Loss) income from operations	(186,732)	194,964	(545,289)	983,570
Other income (expense):
Change in fair value of equity investments	(2,707)	(13,590)	(20,896)	(120,019)
Interest income	21,931	9,332	66,254	11,920
Other income (expense), net	882	27,026	(7,506)	30,447
Total other income (expense)	20,106	22,768	37,852	(77,652)
(Loss) income before benefit from (provision for) income taxes	(166,626)	217,732	(507,437)	905,918
Benefit from (provision for) income taxes	3,213	(42,420)	8,293	(288,478)
Net (loss) income	$(163,413)	$175,312	$(499,144)	$617,440
Net loss attributable to noncontrolling interest	$—	$—	$(56)	$—
Net (loss) income attributable to Vir	$(163,413)	$175,312	$(499,088)	$617,440
Net (loss) income per share attributable to Vir, basic	$(1.22)	$1.32	$(3.73)	$4.66
Net (loss) income per share attributable to Vir, diluted	$(1.22)	$1.30	$(3.73)	$4.58
Weighted-average shares outstanding, basic	134,289,620	132,729,530	133,969,878	132,422,028
Weighted-average shares outstanding, diluted	134,289,620	134,963,317	133,969,878	134,711,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(163,413)	$175,312	$(499,144)	$617,440
Other comprehensive income (loss):
Unrealized gain (loss) on investments	994	(4,318)	7,194	(10,754)
Amortization of actuarial gain (loss)	9	(9)	28	(27)
Other comprehensive income (loss)	1,003	(4,327)	7,222	(10,781)
Comprehensive (loss) income	$(162,410)	$170,985	$(491,922)	$606,659
Comprehensive loss attributable to noncontrolling interest	—	—	(56)	—
Comprehensive (loss) income attributable to Vir	$(162,410)	$170,985	$(491,866)	$606,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares amounts)
(unaudited)

	Vir Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Noncontrolling interest	Total Stockholders' Equity
	Share	Amount
Balance at June 30, 2023	134,230,494	$13	$1,771,536	$(2,903)	$41,562	$—	$1,810,208
Vesting of restricted common stock	73,351	—	—	—	—	—	—
Exercise of stock options	194,041	—	343	—	—	—	343
Stock-based compensation	—	—	26,944	—	—	—	26,944
Other comprehensive income	—	—	—	1,003	—	—	1,003
Net loss	—	—	—	—	(163,413)	—	(163,413)
Balance at September 30, 2023	134,497,886	$13	$1,798,823	$(1,900)	$(121,851)	$—	$1,675,085

	Vir Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling interest	Total Stockholders' Equity
	Share	Amount
Balance at June 30, 2022	132,597,812	$13	$1,656,024	$(7,553)	$303,528	$—	$1,952,012
Vesting of restricted common stock	53,102	—	—	—	—	—	—
Exercise of stock options	376,444	—	2,044	—	—	—	2,044
Stock-based compensation	—	—	24,814	—	—	—	24,814
Other comprehensive loss	—	—	—	(4,327)	—	—	(4,327)
Net income	—	—	—	—	175,312	—	175,312
Balance at September 30, 2022	133,027,358	$13	$1,682,882	$(11,880)	$478,840	$—	$2,149,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares amounts)
(unaudited)

	Vir Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Noncontrolling interest	Total Stockholders' Equity
	Share	Amount
Balance at December 31, 2022	133,236,687	$13	$1,709,835	$(9,122)	$377,237	$—	$2,077,963
Vesting of restricted common stock	690,811	—	—	—	—	—	—
Exercise of stock options	455,485	—	3,395	—	—	—	3,395
Issuance of common stock under employee stock purchase plan	114,903	—	2,605	—	—	—	2,605
Stock-based compensation	—	—	83,044	—	—	—	83,044
Other comprehensive income	—	—	—	7,222	—	—	7,222
Contributions from noncontrolling interest owners	—	—	—	—	—	100	100
Increase in ownership interest in a subsidiary	—	—	(56)	—	—	(44)	(100)
Net loss	—	—	—	—	(499,088)	(56)	(499,144)
Balance at September 30, 2023	134,497,886	$13	$1,798,823	$(1,900)	$(121,851)	$—	$1,675,085

	Vir Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Noncontrolling interest	Total Stockholders' Equity
	Share	Amount
Balance at December 31, 2021	131,161,404	$13	$1,571,535	$(1,099)	$(138,600)	$—	$1,431,849
Issuance of common stock in connection with a grant agreement	881,365	—	28,462	—	—	—	28,462
Vesting of restricted common stock	323,700	—	—	—	—	—	—
Exercise of stock options	566,714	—	3,602	—	—	—	3,602
Issuance of common stock under employee stock purchase plan	94,175	—	2,066	—	—	—	2,066
Stock-based compensation	—	—	77,217	—	—	—	77,217
Other comprehensive loss	—	—	—	(10,781)	—	—	(10,781)
Net income	—	—	—	—	617,440	—	617,440
Balance at September 30, 2022	133,027,358	$13	$1,682,882	$(11,880)	$478,840	$—	$2,149,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(499,144)	$617,440
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in estimated constraint on profit-sharing amount	(28,101)	353,526
Depreciation and amortization	14,573	4,431
Amortization of intangible assets	399	399
Accretion of discounts on investments, net	(10,057)	(1,315)
Payment of contingent consideration in excess of acquisition date fair value	—	(93,803)
Noncash lease expense	6,218	6,473
Change in fair value of equity investments	20,895	120,019
Change in estimated fair value of contingent consideration	(637)	7,890
Stock-based compensation	83,044	77,217
In-process research and development impairment	6,899	—
Long-lived assets impairment	7,474	—
Other	(578)	301
Changes in operating assets and liabilities:
Receivable from collaboration	3,041	491,872
Prepaid expenses and other current assets	54,194	11,023
Other assets	(150)	(3,434)
Accounts payable	(1,895)	(2,003)
Accrued liabilities and other long-term liabilities	(316,918)	65,144
Operating lease liabilities	(9,910)	(2,547)
Deferred revenue	(205)	(24,506)
Net cash (used in) provided by operating activities	(670,858)	1,628,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of an equipment	—	22
Purchases of property and equipment	(20,038)	(55,432)
Purchases of investments	(1,197,199)	(1,069,752)
Maturities of investments	1,486,677	84,836
Net cash provided by (used in) investing activities	269,440	(1,040,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with a grant agreement	—	28,462
Payment of principal on financing lease obligation	(200)	(183)
Proceeds from exercise of stock options	3,395	3,602
Issuance of common stock under ESPP	2,605	2,066
Contributions from noncontrolling interest owners	100	—
Increase in ownership interest in a subsidiary	(100)	—
Payment of contingent consideration	—	(1,197)
Net cash provided by financing activities	5,800	32,750
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(395,618)	620,551
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	867,968	363,415
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$472,350	$983,966
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$452,100	$963,735
Restricted cash and cash equivalents, current	13,193	12,955
Restricted cash and cash equivalents, noncurrent	7,057	7,276
Total cash, cash equivalents and restricted cash and cash equivalents	$472,350	$983,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (“Vir” or the “Company”) is an immunology company focused on combining cutting-edge technologies to treat and prevent serious infectious diseases and other serious conditions. Vir has assembled two technology platforms that are designed to stimulate and enhance the immune system by exploiting critical observations of natural immune processes. Its current clinical development pipeline consists of product candidates targeting hepatitis B virus (“HBV”), hepatitis delta virus (“HDV”) and human immunodeficiency virus (“HIV”). Vir has several preclinical candidates in its pipeline including those targeting influenza A and B, coronavirus disease 2019 (“COVID-19”), respiratory syncytial virus and human metapneumovirus, (“RSV” and “MPV”, respectively), and human papillomavirus (“HPV”).
In January 2023, a majority-owned subsidiary, Encentrio Therapeutics, Inc. (“Encentrio”), was incorporated in the State of Delaware. The Company initially owned 80% of Encentrio’s outstanding voting shares. During the three months ended June 30, 2023, the Company increased its ownership of Encentrio's outstanding voting shares to 100%. The primary purpose of Encentrio is to conduct research and development of oncology therapeutics.
Liquidity and Capital Resources
In November 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of September 30, 2023, no shares have been sold under the Sales Agreement. The Sales Agreement will expire in November 2023.
As of September 30, 2023, the Company had $1.7 billion in cash, cash equivalents, and investments, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.
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
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and investments. Cash and cash equivalents are deposited in checking and sweep accounts at financial institutions. Such deposits may, at times, exceed federally insured limits. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Prior to such events, the Company held cash deposits at SVB in excess of government insured limits. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company was able to access its deposits at the FDIC’s newly created Silicon Valley Bridge Bank, N.A., which was subsequently purchased on March 27, 2023 by First Citizens Bank & Trust Company, a subsidiary of First Citizens BancShares, Inc. As such, no losses have been incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the Company’s investments are held in custody at a third-party financial institution.
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions,with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of September 30, 2023, the Company has no off-balance sheet concentrations of credit risk.
The Company is exposed to credit losses primarily through receivables from customers and collaborators and through its available-for-sale debt securities. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. Balances are written off when determined to be uncollectible. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. During the nine months ended September 30, 2023 and 2022, there was no allowance for losses on available-for-sale debt securities attributable to credit risk.
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
Prior to recognizing revenue, the Company estimates the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required. These agreements may include the following types of consideration: non-refundable upfront payments, reimbursement for research services, research, development or regulatory milestone payments, profit-sharing arrangements, and royalty and commercial sales milestone payments.
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
For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified levels of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee.
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
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

		September 30, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

		(in thousands)
Assets:
Money market funds(1)	Level 1	$470,323	$—	$—	$470,323
U.S. government treasuries	Level 2	1,073,982	15	(1,009)	1,072,988
U.S. government agency bonds and discount notes	Level 2	167,372	14	(220)	167,166
Equity securities	Level 1	N/A	N/A	N/A	10,825
Total financial assets		$1,711,677	$29	$(1,229)	$1,721,302
______________________________________________
(1)Includes $20.3 million of restricted cash equivalents.

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value

		(in thousands)
Assets:
Money market funds(1)	Level 1	$909,342	$—	$—	$909,342
U.S. government treasuries	Level 2	1,493,841	—	(8,396)	1,485,445
Equity securities	Level 1	N/A	N/A	N/A	31,892
Total financial assets		$2,403,183	$—	$(8,396)	$2,426,679
______________________________________________
(1)Includes $19.3 million of restricted cash equivalents.
Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $2.9 million and $2.5 million as of September 30, 2023 and December 31,

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
2022, respectively. The Company did not write off any accrued interest receivable during the nine months ended September 30, 2023 and 2022.
The Company recognized total net unrealized losses of $1.2 million and $8.4 million in accumulated other comprehensive loss as of September 30, 2023 and December 31, 2022, respectively. The gross unrealized losses related to U.S. government treasuries as of September 30, 2023 and December 31, 2022 were due to changes in interest rates. As of September 30, 2023, there were no investments that have been in a continuous material unrealized loss position for longer than 12 months. The Company determined that the gross unrealized losses on our investments as of September 30, 2023 were temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of September 30, 2023, no securities have contractual maturities of longer than 2 years.
As of September 30, 2023, the Company's equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities and subsequently remeasured at fair value at each reporting date. As of September 30, 2023, the Company remeasured the equity investment at a fair value of $10.8 million. The Company recognized an unrealized loss of $2.7 million and $13.6 million, for the three months ended September 30, 2023 and 2022, respectively, and an unrealized loss of $20.9 million and $120.0 million, for the nine months ended September 30, 2023 and 2022, respectively, as other income (expense) in the unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2023 and 2022, the unrealized losses related to foreign currency translation for the respective periods were immaterial.
Contingent Consideration Obligations
Contingent consideration obligations include potential milestone payments in connection with the acquisition of Humabs Biomed SA (“Humabs”). The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of September 30, 2023 and December 31, 2022.
The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of September 30, 2023, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to VIR-3434, an investigational subcutaneously administered HBV-neutralizing monoclonal antibody, or mAb, using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	12.7% - 13.3% (13.0%)
Probability of achievement	14.4% - 60.0% (43.0%)
______________________________________________
(1)Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.
For the commercial milestones, the Company used a Monte Carlo simulation. As of September 30, 2023, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to VIR-3434:

Unobservable input	Value
Volatility	70.0%
Discount rate	11.0%
Probability of achievement	29.1%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of September 30, 2023 and December 31, 2022, the estimated fair value of the contingent consideration related to the Humabs acquisition was $24.3 million and $23.4 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions that give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration
Balance at December 31, 2022	$24,937
Changes in fair value	(627)
Balance at September 30, 2023	$24,310
4. Grant Agreements
Bill & Melinda Gates Foundation Grants
The Company has entered into various grant agreements with the Bill & Melinda Gates Foundation, under which it was awarded grants totaling up to $49.9 million to support its human cytomegalovirus ("HCMV") vaccine programs for HIV and tuberculosis as well as the Company's HIV vaccinal antibody program and malaria vaccinal antibody program. The term of the grant agreements will expire at various dates through June 2027, unless terminated earlier by the Bill & Melinda Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Bill & Melinda Gates Foundation reasonably believes may threaten the success of the projects.
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
Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $3.8 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, and $10.5 million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had deferred revenue of $15.3 million and $15.5 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had $9.2 million and $7.7 million, respectively, within accrued and other liabilities, which may need to be refunded to the Bill & Melinda Gates Foundation.
Biomedical Advanced Research and Development Authority
In September 2022, the Company entered into an other transaction for advanced research agreement (the “BARDA Agreement”) with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services’ Administration for Strategic Preparedness and Response. Under the BARDA Agreement, the Company may receive up to an estimated $1.0 billion to advance the development of a full portfolio of innovative solutions to address influenza and potentially other infectious disease threats. The Base Period for the BARDA Agreement includes government funding of approximately $55.0 million to reimburse a portion of expenses incurred by the Company to support the development of VIR-2482, an investigational prophylactic monoclonal antibody designed with the aim to protect against seasonal and pandemic influenza, including expenses related to the Phase 2 pre-exposure prophylaxis trial of VIR-2482. The BARDA Agreement also provides for additional BARDA funding after the exercise by BARDA of up to twelve options to further support the development of pre-exposure prophylactic antibodies including and beyond

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
VIR-2482 for the prevention of influenza illness or possibly supporting medical countermeasures for other pathogens of pandemic potential.
In September 2023, the Company and BARDA entered into Amendment No. P00001 to the BARDA Agreement (the “Amended BARDA Agreement”), pursuant to which BARDA awarded the Company $50.1 million in new funding upon the exercise of an additional option. The Company will use $40.0 million to support the development of VIR-7229 through a Phase 1 clinical trial and $10.1 million to support the discovery of new monoclonal antibody against a second pathogen of pandemic potential. The Company may also receive up to $11.2 million of additional funding for the Base Period under the Amended BARDA Agreement to wind down activities related to the Phase 2 pre-exposure prophylaxis trial of VIR-2482. The Amended BARDA Agreement will expire in July 2027 and may be extended by mutual written agreement of the Company and BARDA, if funding is available and research opportunities within scope reasonably warrant, or, if any of the options are exercised (as described above), to cover the period of such exercised option set forth in the Amended BARDA Agreement. The Amended BARDA Agreement is terminable by the Company and BARDA at any time under specified circumstances, including for convenience.
The Company recognized grant revenue under the BARDA Agreement of $2.9 million and $29.0 million for the three and nine months ended September 30, 2023, respectively, and an other receivable in prepaid expenses and other current assets of $4.8 million as of September 30, 2023. As of September 30, 2023, $60.9 million of potential future reimbursement remains available out of $116.3 million total awarded amount under the Amended BARDA Agreement.
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
In 2023, GSK reported to the Company certain allowable manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized, which the Company had previously reserved as constraint on its cumulative profit-sharing amounts. For the three and nine months ended September 30, 2023, the Company paid GSK $67.0 million and $340.5 million, respectively, relating to these manufacturing expenses. GSK may continue to adjust allowable manufacturing expenses for the Company’s share of the excess supply write-offs and unused binding manufacturing capacity and report to the Company as cost-sharing amounts in future periods. The Company evaluated the latest available facts and circumstances to update its evaluation of profit-sharing amounts to be constrained. As of September 30, 2023, the Company reserved $0.9 million as accrued liability for its share of the remaining estimated manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized. The Company re-assesses these estimates each reporting period.
During the three and nine months ended September 30, 2023 and 2022, the Company recorded profit-sharing amounts, profit-sharing amounts constrained, and profit-sharing amounts constrained, released as components of collaboration revenue in the unaudited condensed consolidated statements of operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Collaboration revenue, net
Profit-sharing amount	$(6,038)	$291,226	$(7,198)	$1,863,374
Profit-sharing amount constrained	—	(2,431)	—	(399,864)
Profit-sharing amount previously constrained, released	1,651	20,350	35,606	20,350
Total collaboration revenue, net	$(4,387)	$309,145	$28,408	$1,483,860
Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $6.1 million and $10.4 million during the three months ended September 30,

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
2023 and 2022, respectively, and $18.6 million and $24.0 million during the nine months ended September 30, 2023 and 2022, respectively.
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
Under the Influenza Program, the parties collaborate to research, develop and commercialize mAbs for the prevention, treatment or prophylaxis of influenza, including the Company’s influenza mAbs (with respect to VIR-2482, only if GSK exercises its option). The Company conducts the development and clinical manufacturing activities for VIR-2482 up to the completion of a Phase 2 clinical trial. Provided that the Company conducts and completes a Phase 2 clinical trial for VIR-2482, GSK has the exclusive option to obtain exclusive rights to co-develop and commercialize VIR-2482 under the Influenza Program (the “VIR-2482 Option”). As of September 30, 2023, GSK had not exercised the VIR-2482 Option. On July 20, 2023, the Company announced that the VIR-2482 Phase 2 Prevention of Illness Due to Influenza A, or PENINSULA, trial evaluating the prevention of symptomatic influenza A illness did not meet primary or secondary efficacy endpoints. GSK is the lead party for development, clinical and commercial manufacturing and commercialization activities for products under the Influenza Program (other than VIR-2482 unless and until GSK exercises the VIR-2482 Option, if applicable).
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
As of September 30, 2023, the total unrecognized transaction price of $51.7 million is classified as noncurrent deferred revenue on the Company's unaudited condensed consolidated balance sheets related to the remaining performance obligations, being the remaining two material rights resulting from the Selected Pathogen Rights.
Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2021 GSK Agreement, the Company recognized additional net research and development expenses of $0.6 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Laboratory equipment	$43,158	$36,533
Computer equipment	2,684	2,545
Furniture and fixtures	2,887	2,852
Leasehold improvements	80,207	84,422
Construction in progress	22	—
Property and equipment, gross	128,958	126,352
Less accumulated depreciation	(29,649)	(20,743)
Total property and equipment, net	$99,309	$105,609
Depreciation expenses were $4.5 million and $14.6 million for the three and nine months ended September 30, 2023, respectively, and $1.6 million and $4.4 million for the three and nine months ended September 30, 2022, respectively.
Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Research and development expenses	$65,693	$48,880
Payroll and related expenses	27,176	28,286
Accrued income taxes	15,415	15,228
Operating lease liabilities, current	13,557	4,137
Excess funds payable under grant agreements	9,217	7,652
Net profit-sharing amount	6,964	357,762
Other professional and consulting expenses	4,336	3,987
Other accrued expenses	3,711	12,711
Accrued royalties	42	10,447
Total accrued and other liabilities	$146,111	$489,090
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
8. Related Party Transaction
The Company holds a minority equity interest in Brii Biosciences Offshore Limited through Brii Bio Parent. As of September 30, 2023, one member of the Company’s board of directors serves on Brii Bio Parent’s board of directors.
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
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term of options (in years)	6.1	6.1	5.5 - 6.1	5.3 - 6.1
Expected stock price volatility	99.9% - 100.9%	110.6% - 110.8%	99.6% - 101.5%	103.8% - 111.2%
Risk-free interest rate	4.0% - 4.4%	3.0% - 3.6%	3.4% - 4.4%	1.6% - 3.6%
Expected dividend yield	—	—	—	—
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Research and development	$15,819	$12,607	$46,284	$39,791
Selling, general and administrative	11,125	12,207	36,760	37,426
Total stock-based compensation	$26,944	$24,814	$83,044	$77,217
10. Net (Loss) Income Per Share
Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to Vir by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net (loss) income per common share is computed by dividing the net (loss) income attributable to Vir by the sum of the weighted-average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For periods that the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common securities outstanding would have been anti-dilutive. The following is a calculation of the basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to Vir	$(163,413)	$175,312	$(499,088)	$617,440

Weighted-average shares outstanding, basic	134,289,620	132,729,530	133,969,878	132,422,028
Weighted-average effect of dilutive securities:
Options to purchase common stock	—	2,144,302	—	2,227,493
Restricted shares subject to future vesting	—	75,759	—	55,080
Shares to purchase under Employee Stock Purchase Plan	—	13,726	—	7,176
Weighted-average shares outstanding, diluted	134,289,620	134,963,317	133,969,878	134,711,777

Net (loss) income attributable to Vir per share, basic	$(1.22)	$1.32	$(3.73)	$4.66
Net (loss) income attributable to Vir per share, diluted	$(1.22)	$1.30	$(3.73)	$4.58
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options issued and outstanding	10,601,054	8,381,275	10,990,201	8,717,954
Restricted shares subject to future vesting	5,130,300	2,194,050	4,112,315	2,720,818
Total	15,731,354	10,575,325	15,102,516	11,438,772

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Income Taxes
The table below presents our (loss) income before benefit from (provision for) income taxes, benefit from (provision for) income taxes and effective tax rate for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Loss) income before benefit from (provision for) income taxes	$(166,626)	$217,732	$(507,437)	$905,918
Benefit from (provision for) income taxes	$3,213	$(42,420)	$8,293	$(288,478)
Effective tax rate	1.9%	19.5%	1.6%	31.8%
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
The benefit from income taxes for the three and nine months ended September 30, 2023 was primarily due to a pre-tax loss and the Company's ability to carry-back the research and development credit to 2022.
Unrecognized tax benefits were $12.9 million and $10.6 million as of September 30, 2023 and December 31, 2022, respectively, and if recognized, would favorably affect the effective tax rate in future periods.

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
Overview
We are an immunology company focused on combining cutting-edge technologies to treat and prevent serious infectious diseases and other serious conditions. Infectious diseases are among the leading causes of death worldwide and can cause direct and indirect economic burden each year – as evidenced by the coronavirus disease 2019, or COVID-19, pandemic. We believe that now is the time to apply advances in immunology to combat current and prepare for future infectious disease threats. Our approach begins with identifying the limitations of the immune system in combating a particular pathogen, the vulnerabilities of that pathogen and the reasons why previous approaches have failed. We then bring to bear powerful technologies that we believe, individually or in combination, will lead to effective therapies.
Our current clinical development pipeline consists of product candidates targeting hepatitis B virus, or HBV, hepatitis delta virus, or HDV and human immunodeficiency virus, or HIV. We also have several preclinical candidates in our pipeline, including those targeting influenza A and B, COVID-19, respiratory syncytial virus and human metapneumovirus, or RSV and MPV, respectively, and human papillomavirus, or HPV. We have assembled two technology platforms that are designed to stimulate and enhance the immune system by exploiting observations of natural immune processes and have built an industry-leading team that has deep experience in immunology, infectious diseases, and product development and commercialization. Given the global impact of infectious diseases and other serious conditions, we are committed to developing cost-effective treatments that can be delivered at scale.
We manufacture product candidates from our technology platforms. We have established our own internal process development, manufacturing and quality capabilities and are working with contract development and manufacturing organizations, or CDMOs, to supply our early- and late-stage product candidates. We continue to expand our internal capabilities and resources in process development, analytical development, quality, manufacturing and supply chain, which are supported by our San Francisco, California, and Portland, Oregon facilities that include laboratories for process development, production of human cytomegalovirus, or HCMV, research viral seed stock and selected quality control testing for our product candidates. We have established relationships with multiple CDMOs and have produced material to support preclinical studies and Phase 1 through Phase 3 clinical trials. Material for Phase 3 clinical trials and commercial supply will generally require large-volume, low-cost-of-goods production.
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2023.
Chronic Hepatitis B (CHB) & Chronic Hepatitis Delta (CHD)
VIR-2218 is an investigational HBV-targeting siRNA. VIR-3434 is an investigational HBV-neutralizing monoclonal antibody, or mAb, that incorporates Xencor, Inc.’s, or Xencor, XtendTM and other Fc technologies.
•Phase 2 MARCH Part B 24-week End of Treatment data for VIR-3434 and VIR-2218 with and without peginterferon alpha in chronic hepatitis B and initial data from the Phase 2 SOLSTICE trial evaluating VIR-3434 and VIR-2218 as monotherapy and in combination for the once or twice monthly chronic treatment of people living with CHD to be presented at the American Association for the Study of Liver Diseases (“AASLD”) on November 13, 2023.
•The Phase 2 PREVAIL platform trial and its THRIVE/STRIVE sub-protocols are ongoing. The platform is evaluating combinations of VIR-3434, VIR-2218 and/or peginterferon alpha in two CHB patient populations with the potential to evaluate other populations in the future. Initial data from this platform trial are expected in the first half of 2024.

Human Immunodeficiency Virus (HIV)
VIR-1388 is an investigational HIV T cell vaccine based on HCMV.
•In September 2023, we announced the initiation of the Phase 1 trial of VIR-1388, an investigational novel T cell vaccine for the prevention of HIV.
◦The trial is supported by the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, and the Bill & Melinda Gates Foundation, and is being conducted by the HIV Vaccine Trials Network.
◦Initial data from the trial is expected in the second half of 2024.
COVID-19
VIR-7229 is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing mAb that incorporates Xencor’s Xtend™ technology. Sotrovimab is an investigational severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, neutralizing mAb that incorporates Xencor’s Xtend™ technology.
•In October 2023, we announced we were awarded approximately $50 million in new funding from the Biomedical Advanced Research and Development Authority (“BARDA”), part of the Administration for Strategic Preparedness and Response within the U.S. Department of Health and Human Services (“HHS”).
◦$40 million of the total funds is part of Project NextGen, the Biden administration's program to accelerate the development of next-generation COVD-19 vaccines and treatments, and will support the development of VIR-7229 through Phase 1. It also supports developing alternative mAb delivery technologies, including RNA-delivered mAbs. We expect to initiate a Phase 1 clinical trial in 2024 and are exploring partner opportunities for post phase 1 development. The Phase 1 trial is expected to be completed in the second half of 2025.
◦$10 million of the total funds will support the discovery of new mAbs against a second pathogen of pandemic potential in the context of further advancing alternative mAb delivery technologies. This effort is receiving support from BARDA's Division of Chemical, Biological, Radiological and Nuclear Medical Countermeasures.
•On August 30 2023, Nature published in vivo research findings that showed the role effector function plays in sotrovimab’s ability to activate the immune system and clear SARS-CoV-2.
•Sotrovimab currently has emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19. It has been supplied to more than 40 countries and remains in use outside of the U.S.
Influenza
VIR-2482 is an investigational mAb designed for the prevention of influenza A that incorporates Xencor’s Xtend™ technology.
•The full analysis of data from the Phase 2 PENINSULA trial is expected in Q1 2024. Initial post-hoc analyses have yielded the following conclusions:
◦VIR-2482’s ability to reduce cases of symptomatic flu improves to 57% for the 1,200 mg dose when the case definition (how symptomatic is defined) includes fever.
◦This relative risk reduction increases further to 65% when excluding the confirmed flu cases that occurred within a few days of dosing.
Preclinical Pipeline Candidates
•We are continuing to advance next-generation mAbs based on our proprietary platform and enabled by artificial intelligence (“AI”) and machine-learning to deliver high-quality drug candidates more efficiently. We expect the filing of multiple new investigational new drugs (“INDs”) in the next 12-24 months, including:
◦VIR-2981, an investigational neuraminidase-targeting mAb against both influenza A and B viruses.
◦VIR-8190, an investigational mAb against respiratory syncytial virus (“RSV”) and human metapneumovirus.
◦VIR-1949, an investigational therapeutic T cell vaccine based on our HCMV vector platform that is designed to treat precancerous lesions caused by human papillomavirus.
Corporate Update
•In October 2023, we announced the appointment of Jennifer Towne, Ph.D., as Executive Vice President and Chief Scientific Officer, effective November 6, 2023. Dr. Towne joins us from The Janssen Pharmaceutical Companies of Johnson & Johnson, where she spent nine years holding immunology research leadership roles of increasing responsibility within Research and Development. Prior to Janssen, Dr. Towne held a variety of scientific roles during her 13 years at Amgen. During the course of her career, Dr. Towne led the development of 16 drug candidates from preclinical research to IND and early clinical development.
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
Components of Operating Results
Revenues
To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), and has been supplied in more than 40 countries. Although we have previously recognized revenue from our profit-share related to sotrovimab under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement, we may continue to incur net operating losses for at least the next several years as the extent of future revenue from the sale of sotrovimab remains uncertain. While we have an EUA from the U.S. Food and Drug Administration, or FDA, for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future. In addition, we have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.
Our revenues consist of the following:
Collaboration revenue includes recognition of our profit-share from the sales of sotrovimab pursuant to the 2020 GSK Agreement. Our contractual share of 72.5% from the sales of sotrovimab is applied to the net sales reported in the period by GSK, net of cost of goods sold and allowable expenses from both GSK and us (e.g., manufacturing, distribution, medical affairs, selling, and marketing expenses). In order to record collaboration revenue, we utilize certain information from our collaboration partner, including actual net product sales and costs incurred for sales activities, and make key judgments based on business updates related to commercial and clinical activities, such as expected commercial demand, commercial supply plan, manufacturing commitments, risks related to expired or obsolete inventories, and risks related to potential product returns or contract terminations.
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
In 2023, GSK reported to us certain allowable manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized, which we had previously reserved as constraint on our cumulative profit-sharing amounts. GSK may continue to adjust allowable manufacturing expenses for our share of the excess supply write-offs and unused binding manufacturing capacity and report to us as cost-sharing amounts in future periods. We evaluate the latest available facts and circumstances to update our evaluation of whether any portion of profit-sharing amounts should continue to be constrained. We re-assess these estimates at each reporting period. Actual results could materially differ from this estimate.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)
Revenues:
Collaboration revenue	$(4,387)	$309,145	$(313,532)	$28,408	$1,483,860	$(1,455,452)
Contract revenue	289	39,998	(39,709)	1,484	52,534	(51,050)
License revenue from a related party	—	22,289	(22,289)	—	22,289	(22,289)
Grant revenue	6,737	3,125	3,612	39,501	7,704	31,797
Total revenues	2,639	374,557	(371,918)	69,393	1,566,387	(1,496,994)
Operating expenses:
Cost of revenue	38	22,253	(22,215)	1,967	140,323	(138,356)
Research and development	148,253	114,166	34,087	477,756	319,475	158,281
Selling, general and administrative	41,080	43,174	(2,094)	134,959	123,019	11,940
Total operating expenses	189,371	179,593	9,778	614,682	582,817	31,865
(Loss) income from operations	(186,732)	194,964	(381,696)	(545,289)	983,570	(1,528,859)
Other income (expense):
Change in fair value of equity investments	(2,707)	(13,590)	10,883	(20,896)	(120,019)	99,123
Interest income	21,931	9,332	12,599	66,254	11,920	54,334
Other income (expense), net	882	27,026	(26,144)	(7,506)	30,447	(37,953)
Total other income (expense)	20,106	22,768	(2,662)	37,852	(77,652)	115,504
(Loss) income before benefit from (provision for) income taxes	(166,626)	217,732	(384,358)	(507,437)	905,918	(1,413,355)
Benefit from (provision for) income taxes	3,213	(42,420)	45,633	8,293	(288,478)	296,771
Net (loss) income	$(163,413)	$175,312	$(338,725)	$(499,144)	$617,440	$(1,116,584)
Net loss attributable to noncontrolling interest	$—	$—	$—	$(56)	$—	$(56)
Net (loss) income attributable to Vir	$(163,413)	$175,312	$(338,725)	$(499,088)	$617,440	$(1,116,528)
Revenues
The decrease in collaboration revenue for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to lower profit-sharing amounts from sales of sotrovimab as part of the 2020 GSK Agreement. Collaboration revenue for the three months ended September 30, 2023 consisted of $6.0 million negative revenue due to profit-sharing loss from the sale of sotrovimab under the 2020 GSK Agreement partially offset by $1.7 million release of profit-sharing amount previously constrained. Collaboration revenue for the nine months ended September 30, 2023 consisted of $7.2 million negative revenue due to profit-sharing loss from the sale of sotrovimab under the 2020 GSK Agreement partially offset by $35.6 million release of profit-sharing amount previously constrained. The release of profit-sharing constraint was primarily driven by favorable changes in excess manufacturing commitments of sotrovimab.
The decrease in contract revenue for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to $39.8 million of revenue recognized for the GSK's selection of RSV as a first pathogen under the 2021 GSK Agreement during the third quarter of 2022.
The decrease in license revenue from a related party for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was due to certain revenues recognized under the collaboration with Brii Bio Parent in the third quarter of 2022.

The increase in grant revenue for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to $2.9 million and $29.0 million for the three and nine months ended September 30, 2023, respectively, in accordance with our agreement with BARDA.
Cost of Revenue
The decrease in cost of revenue for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to lower third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)
Licenses, collaborations and contingent consideration	$8,223	$14,939	$(6,716)	$23,520	$50,002	$(26,482)
Personnel	47,956	38,580	9,376	141,989	116,426	25,563
Contract manufacturing	40,352	14,180	26,172	106,147	30,738	75,409
Clinical costs	22,021	20,269	1,752	105,740	52,172	53,568
Other	29,701	26,198	3,503	100,360	70,137	30,223
Total research and development expenses	$148,253	$114,166	$34,087	$477,756	$319,475	$158,281
The increase in research and development expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to the following factors:
•the increase in personnel-related expenses was primarily attributable to supporting the advancement of our clinical programs;
•the increase in contract manufacturing expenses was primarily related to the cancellation of preparation costs of Phase 3 studies involving VIR-2482 and, to a lesser extent, VIR-2218, VIR-3434, and VIR-7229. VIR-2482 manufacturing cancellation costs for phase 3 activities were $21.9 million in the third quarter of 2023;
•the increase in clinical costs was primarily attributable to the Company's Phase 2 PENINSULA trial evaluating VIR-2482 for the prevention of symptomatic influenza A illness and, to a lesser extent, the advancement of the Company's Phase 2 clinical trials evaluating the potential for VIR-2218 and VIR-3434 for treatment of chronic hepatitis B and chronic hepatitis delta, partially offset by lower costs associated with clinical trials for sotrovimab; and
•the increase in other research and development expenses was primarily attributable to the allocation of facilities, including depreciation, and other costs due to an increase in our personnel and an impairment charge in the third quarter of 2023 associated with certain equipment used in the small molecule platform that was discontinued. The increase in other research and development expenses for the nine months ended September 30, 2023 was also partially attributable to an impairment charge associated with certain non-prioritized in-process research and development assets in the second quarter of 2023.
partially offset by
•the decrease in licenses, collaborations and contingent consideration expenses primarily attributable to the lower expenses associated with the change in fair value of the contingent consideration obligation from our acquisition of Humabs Biomed SA, and lower costs under our collaboration arrangements with GSK and other R&D collaborators. The decrease in licenses, collaborations and contingent consideration expenses for the nine months ended September 30, 2023 was also attributable to $7.0 million expenses recognized in the second quarter of 2022 in connection with the termination of our development and manufacturing collaboration agreement with WuXi Biologics (Hong Kong) Limited.
Selling, General and Administrative Expenses
The selling, general and administrative expenses for the three months ended September 30, 2023 remained flat compared to the same period in 2022.
The increase in selling, general and administrative expenses for the nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to higher personnel-related costs to support the growth of the Company.
Change in Fair Value of Equity Investments
Our investment consisted solely of shares of Brii Bio Parent is a marketable equity investment and remeasured to fair value at each reporting period. For the three and nine months ended September 30, 2023, we recognized an unrealized loss of $2.7 million and $20.9 million, respectively, due to the change in fair value, compared to an unrealized loss of $13.6 million and $120.0 million, respectively, for the same periods in 2022.
Interest Income
The increase in interest income for the three and nine months ended September 30, 2023 was primarily due to higher interest rates as well as higher balances of short-term and long-term investments compared to the same periods in 2022.
Other Income (Expense), Net
The decrease in other income (expense), net for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to decrease in foreign exchange measurement gain related to the accrued liability recognized in connection with the profit-sharing amount constrained under the 2020 GSK Agreement.
Benefit from (Provision for) Income Taxes
The benefit from income taxes for the three and nine months ended September 30, 2023 was primarily due to a pre-tax loss and our ability to carry-back the research and development credit to 2022. The provision for income taxes for the three and nine months ended September 30, 2022 was primarily due to taxable income for 2022 attributable to significant collaboration revenue from the sales of sotrovimab.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
To date, we have financed our operations primarily through sales of our equity securities and payments received under our grant and collaboration agreements. As of September 30, 2023, we had $1.7 billion in cash, cash equivalents, and investments. As of September 30, 2023, we had accumulated deficit of $121.9 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, in 2020 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. We will pay TD Cowen a commission of up to 3% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of September 30, 2023, no shares have been sold under the Sales Agreement, which will expire in November 2023. We are in the process of signing a new sales agreement with TD Cowen which is expected to be completed during the fourth quarter of 2023 before the Sales Agreement expires.
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

We have not obtained regulatory approval for any product candidates other than sotrovimab, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2023 as noted above will enable us to fund our operations for at least the next 12 months.
However, our operating plan may change as a result of many factors currently unknown to us, and we may need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. See the sections titled “Risk Factors—Risks Related to Our Financial Position and Capital Needs—Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.” and “Risk Factors—Risks Related to Our Financial Position and Capital Needs—We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations” for a description of the risks that may be associated with any future capital raises.
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
We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2024 and 2033. As of September 30, 2023, we expect to make total lease payments of $161.1 million through 2033.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(670,858)	$1,628,127
Investing activities	269,440	(1,040,326)
Financing activities	5,800	32,750
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(395,618)	$620,551
Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $670.9 million. This consisted primarily of a net loss of $499.1 million, an increase in our net operating assets of $271.8 million, partially offset by non-cash charges of $100.1 million. The non-cash charges of $100.1 million primarily consisted of $83.0 million for stock-based compensation expense and an unrealized loss of $20.9 million on our equity investment, partially offset by $28.1 million gain related to a change in estimated profit-sharing constraint from the 2020 GSK Agreement. The change in our net operating assets of $271.8 million was primarily due to a $316.9 million decrease in accrued liabilities and other long-term liabilities related to settlement of profit-sharing constraint.
During the nine months ended September 30, 2022, net cash provided by operating activities was $1.6 billion. This consisted primarily of net income of $617.4 million, non-cash charges of $475.1 million, and an increase in our net operating assets of $535.5 million. The change in our net operating assets of $535.5 million was primarily due to a decrease in collaboration receivable by $491.9 million resulting from our profit-share from the sales of sotrovimab and an increase in accrued liabilities and other long-term liabilities by $65.1 million due to timing of payments, partially offset by a $24.5 million decrease in deferred revenue primarily driven by GSK's first option exercise under the 2021 GSK Agreement and Brii Bio's exercise for VIR-3434, partially offset by the grants received from Bill & Melinda Gates Foundation. The non-cash charges of $475.1 million primarily consisted of $353.5 million for change in estimated constraint on profit-sharing amount, an unrealized loss of $120.0 million on our equity investment, $77.2 million for stock-based compensation expense, $7.9 million for revaluation of contingent consideration, $6.5 million for noncash lease expense and $4.4 million for depreciation and amortization expense, partially offset by $93.8 million for payment for contingent consideration in excess of acquisition date fair value.
Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $269.4 million. This consisted primarily of $1.5 billion in proceeds received from investments that matured during the period, partially offset by purchases of investments of $1.2 billion and property and equipment of $20.0 million.
During the nine months ended September 30, 2022, net cash used in investing activities was $1.0 billion. This consisted primarily of purchases of investments of $1.1 billion and property and equipment of $55.4 million, partially offset by $84.8 million in proceeds received from investments that matured during the period.
Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $5.8 million. This consisted primarily of proceeds from exercises of stock options of $3.4 million and from the issuance of common stock under our employee stock purchase plan of $2.6 million.

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
There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2023, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $472.4 million as of September 30, 2023, which primarily consisted of money market funds. We also had short-term and long-term investments of $1.3 billion as of September 30, 2023. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasury bonds mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2023.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and our collaboration with GSK and consequently the Swiss Franc, Australian dollar and British pound. Transaction gains and losses are included in other income (expenses), net on the unaudited condensed consolidated statements of operations and were not material for the three and nine months ended September 30, 2023 and 2022.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $10.8 million as of September 30, 2023. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of September 30, 2023 by approximately $1.1 million.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Although we have an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for sotrovimab for the early treatment of COVID-19, the disease caused by the virus SARS-CoV-2, the FDA has excluded the use of sotrovimab in all U.S. regions, and sotrovimab has limitations on its use in some countries outside of the U.S. We do not expect meaningful sales if the FDA grants reauthorization of sotrovimab in the U.S.
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
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $499.1 million and net income of $617.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $121.9 million.
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
As of September 30, 2023, we had cash, cash equivalents and investments of $1.7 billion. Based upon our current operating plan, we believe that the $1.7 billion as of September 30, 2023 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop.
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
General economic conditions, both inside and outside the U.S., including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession as well as the COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Israel and Hamas and Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or commercialization efforts, which may adversely affect our business, financial condition, results of operations and prospects. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
In addition, there can be no assurance with respect to how long the EUA will remain in effect or whether the EUA will be further revised or revoked by the FDA following the termination of the underlying public health emergency declaration on May 11, 2023 or for other reasons. Any such revision or revocation of our EUA by the FDA could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. Furthermore, if we or our collaborators experience inventory revaluation adjustments, lower of cost or market inventory adjustments, and excess inventory, it may be necessary to write down or write-off inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. For example, during the nine months ended September 30, 2023, we released approximately $35.6 million of constraint related to sotrovimab due to changes in estimated allowable manufacturing expenses as agreed to with GSK.
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
There are no assurances that there will be sufficient market demand for our COVID-19 product candidates or that the FDA and other regulatory authorities will grant us full marketing approvals. For example, market demand and utilization for sotrovimab has been, and we expect to continue to be adversely impacted by factors such as the emergence of new variants and subvariants, such as certain Omicron subvariants, the development of mAbs of other third parties, the rollout of oral antivirals and vaccines, and the current challenges in the delivery and administration of mAbs to patients. We do not expect meaningful sales of sotrovimab if the FDA grants reauthorization in the U.S. There are no assurances that these factors will not adversely impact our other COVID-19 product candidates. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab or any of our future COVID-19 product candidates inferior or obsolete in the future. For example, although we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain Omicron subvariants. In addition, although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab. Any of these developments may adversely affect our financial condition and business.
Our ability to develop a successful therapy will also depend on the success of our manufacturing capabilities, for which we are dependent on third-party manufacturing organizations, and which will require significant additional funding. Although our current estimated aggregate commitment to GSK under a master services agreement with Samsung Biologics Co., Ltd. for sotrovimab drug substance, drug product and raw material has been substantially recognized on our balance sheet as part of the profit-sharing amount constrained as of March 31, 2023, under the definitive collaboration agreement dated June 9, 2020, between us and GSK, or the 2020 GSK Agreement, any future commitments for sotrovimab or any of our other future COVID-19 product candidates, may, in the future, exceed our available cash and cash equivalents and investments. We may also need to enter into additional manufacturing agreements in the future in order to create an effective supply chain for our COVID-19 product candidates that will adequately support demand. In the event that there is not enough demand for the manufacturing capacity and/or raw materials that we have already secured or regulatory approval of our product candidates is delayed or unsuccessful, we may remain obligated to pay for such excess manufacturing capacity and/or related costs under the agreements, which could adversely affect our business, financial condition, results of operations and prospects. For example, during the nine months ended September 30, 2023, we released approximately $35.6 million of constraint related to sotrovimab due to changes in estimated allowable manufacturing expenses as agreed to with GSK.
We may need to raise substantial additional capital to fund the development of our COVID-19 product candidates and meet our capital commitments to our manufacturing partners in connection therewith. There can be no assurance that sufficient funds will be available to us on attractive terms or at all and our ability to obtain additional capital could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. If we are unable to obtain additional funding from these or other sources, it may be necessary to significantly reduce our rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to COVID-19 product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Furthermore, there are no assurances that we will secure additional supply commitments from governments, which may be material to the commercial success of our COVID-19 product candidates.
COVID-19 product candidates that we successfully develop and commercialize may compete with existing therapies, including competing antibody therapies, oral antivirals, prophylactic vaccines, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. Furthermore, changes to circulating variants that reduce the effectiveness of mAbs, such as sotrovimab in the U.S., have led to a deauthorization for use by the FDA for as long as the non-susceptible variant predominates. The viral variant landscape is unpredictable and the impact on future reauthorization by the FDA of our antibody therapy or that of our competitors cannot be predicted. For example, in February 2022, the FDA approved an EUA for bebtelovimab, an antibody of Eli Lilly and Company("Eli Lilly"), for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate; however, in November 2022 the FDA announced that bebtelovimab is no longer authorized in any U.S. region due to lack of activity against recent Omicron subvariants. Merck & Co., Inc., or Merck, Pfizer Inc., or Pfizer, and Eli Lilly have all been successful in securing government support and funding. AstraZeneca plc’s, or AstraZeneca, EVUSHELD™, a cocktail of two mAbs, showed topline efficacy of 50% reduction in risk for hospitalization or death risk in early treatment clinical trials and obtained an EUA for use as pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12. However, in January 2023, the FDA deauthorized EVUSHELD due to its activity against subvariants including BQ.1, BQ.1.1, BF.7, BF.11, BA.5.2.6, BA.4.6, BA.2.75.2, XBB and XBB.1.5. EVUSHELD has also been approved in Japan and in the EU for use in the prevention and treatment of COVID-19 in adults and adolescents over the age of 12 at risk of severe disease progression. There are several other manufacturers exploring antibody options for pre-exposure and post-exposure prophylaxis such as Invivyd, Inc.’s, or Invivyd, VYD222.
There are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead Sciences, Inc., or Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. In December 2021, the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. In May 2023, the FDA approved the new drug application (NDA) for PAXLOVID™ for use as treatment of mild to moderate COVID-19 in adults who are at high risk of severe disease progression, making it the first oral treatment for COVID-19 fully approved by the FDA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals five years of age or older, Moderna, Inc.’s, or Moderna, COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older and a COVID-19 vaccine was available in the United States under EUA from Janssen Biotech, Inc., or Janssen but was revoked in June 2023. These other entities may be more successful at developing, manufacturing or commercializing a therapy for COVID-19. Several of these other organizations are much larger than we are and have access to larger pools of capital, including U.S. government funding, and broader manufacturing infrastructure. There are no assurances that the FDA will reauthorize our

EUA in the U.S., that there will be sufficient market demand for our COVID-19 therapies, that we will secure additional U.S. government funding, that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable, or that the third parties we rely on to manufacture our COVID-19 therapies will be able to satisfy demand in a timely manner and not have supply chain disruptions, all of which could negatively impact or eliminate demand for our COVID-19 therapies.
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
We are developing VIR-2218 and VIR-3434 for the functional cure of hepatitis B virus, or HBV, and for the chronic treatment of hepatitis delta virus, or HDV. Each of these product candidates has the potential to stimulate an effective immune response and has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We have an ongoing Phase 2 clinical trial that combines VIR-2218 with pegylated interferon-alpha and a Phase 2 clinical trial that combines VIR-2218 with VIR-3434. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. We also have a Phase 2 clinical trial evaluating VIR-2218 and VIR-3434 as a monotherapy or in combination for the treatment of chronic HDV. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. This could result in our own products being removed from the market or being less successful commercially.
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
For example, in July 2023, we announced that our Phase 2 clinical trial of VIR-2482 for the prevention of symptomatic influenza A illness did not meet primary or secondary efficacy endpoints. We committed substantial financial resources and made substantial capital commitments with third party contract development manufacturing organizations, or CDMOs, with respect to the raw materials and manufacturing in connection with VIR-2482. As of June 30, 2023, we had a balance of unpaid noncancellable commitments with a CDMO up to approximately $36 million in an aggregate which was reduced to approximately $13 million during the third quarter of 2023.
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
Further, we, the FDA, a foreign regulatory authority or an institutional review board may place a full or partial hold on our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA or foreign regulatory authority finds deficiencies in our IND applications or clinical trial applications, respectively, or the conduct of these trials. Moreover, we may not be able to file INDs to commence additional clinical trials on the timelines we expect because our filing schedule is dependent on further preclinical and manufacturing progress. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenue from our product candidates may be delayed.
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
A core element of our business strategy also includes continuing to acquire or in-license additional technologies or product candidates for the treatment and prevention of serious infectious diseases and other serious conditions. As a result, we intend to periodically explore a variety of possible strategic collaborations or licenses in an effort to gain access to additional product candidates, technologies or resources.
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
We currently focus our product development on product candidates for the treatment and prevention of serious infectious diseases and other serious conditions. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our product candidates. Our estimates of the number of people who have these diseases, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, and the market demand for our product candidates are based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of the diseases we are targeting. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be receptive to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. Additionally, the availability of superior or competitive therapies from our competitors could negatively impact or eliminate market demand for our product candidates. If the market opportunities for our product candidates are smaller than we estimate, it could have an adverse effect on our business, financial condition, results of operations and prospects.
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
Product candidates that we successfully develop and commercialize may compete with existing therapies, including prophylactic vaccines, competing antibody therapies, oral antivirals, and new therapies that may become available in the future. In addition, one or more of our competitors may be successful in producing a more efficacious therapy for SARS-CoV-2 and current and future variants, such as certain Omicron subvariants, or in producing a therapy that is easier to deliver and administer to patients in a timelier manner. For example, there are FDA-approved treatments for COVID-19 including an intravenously administered antiviral, remdesivir, marketed by Gilead, which is FDA approved for the treatment of COVID-19 in both outpatient and hospitalized settings, and several treatments and a prophylactic vaccine are available under EUA. Additionally, Pfizer’s COVID-19 vaccine, Comirnaty®, is approved by the FDA for individuals 5 years of age or older and Moderna’s COVID-19 vaccine, Spikevax®, is approved by the FDA for individuals 18 years of age or older. In December 2021, the FDA approved EUAs for the oral antiviral, molnupiravir, from Merck for the treatment of mild-to-moderate COVID-19 in adults with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by the FDA are not accessible or clinically appropriate, which has shown topline efficacy of 30% reduction in risk for hospitalization or death risk in early treatment clinical trials, and the oral antiviral, PAXLOVID™, from Pfizer for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death, which has demonstrated an 89% reduction in risk of COVID-19-related hospitalization or death. In May 2023, the FDA approved the new drug application (NDA) for PAXLOVID for use as treatment of mild to moderate COVID-19 in adults who are at high risk of severe disease progression, making it the first oral treatment for COVID-19 fully approved by the FDA. Currently, there are no mAbs available in the U.S. for use as treatment or prophylaxis against COVID-19.In February 2022, the FDA approved an EUA for Eli Lilly’s antibody, bebtelovimab, for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kilograms) with positive results of direct SARS-CoV-2 testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death and when alternative treatment options are not accessible or clinically appropriate; however, in November 2022, the FDA announced that bebtelovimab is no longer authorized in any U.S. region due to lack of activity against recent Omicron subvariants. AstraZeneca’s EVUSHELD™, a cocktail of two mAbs, was previously approved under an EUA for pre-exposure prophylaxis of COVID-19 in adults and pediatric individuals over the age of 12 at risk for severe disease progression of COVID-19, but was deauthorized by the FDA in January 2023. EVUSHELD currently remains authorized in other countries where it is approved for COVID-19 pre-exposure prophylaxis and treatment, including the EU and Japan. There are several other manufacturers exploring options for pre-exposure and post-exposure prophylaxis such as Invivyd’s VYD222.
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
Additionally, as a result of litigation challenging the interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, on December 27, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that rescinds the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles.
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
Further, the IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications. Pharmaceutical companies and other parties have recently filed lawsuits in various courts with constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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

In addition, we currently rely on strategic collaborators and foreign CDMOs, and will likely continue to rely on foreign CDMOs in the future. Foreign CDMOs may be subject to trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.
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

We may be unable to obtain product raw materials or components for an indeterminate period of time if any of our third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with cGMPs, facility outages (including due to contaminations), business interruptions, or labor shortages or disputes. Suppliers may extend lead times, limit supplies, change manufacturing schedules, increase prices, or require significant upfront fees due to capacity and material supply constraints or other factors beyond our control. We cannot be sure that single source suppliers for our product raw materials or components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce our product raw materials or components for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing capacity or yields, any of which would negatively impact our operating results.
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
In addition, manufacturers may have little or no experience with viral vector products and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our HCMV vector-based product candidates. The challenges to HCMV-based vaccine manufacturing include the large size of the virus, which precludes terminal sterile filtration, and that some vectors have a restricted growth phenotype in cells that reduces yields during manufacturing. To address these challenges, we have made significant investments in process development and scale-up, largely funded by grants from the Bill & Melinda Gates Foundation. We have established a cGMP process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred and executed at a CDMO specializing in live vaccine manufacturing. However, the existing process will require additional process development and scale-up for later stages of clinical development and commercial supply. To fulfill our HCMV supply requirements, we may need to secure alternative suppliers of viral vector products and/or key raw materials and components, and such alternative suppliers may not have the manufacturing experience or capacity required for HCMV-based vaccine manufacturing, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.
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
The U.S. government has made statements and taken actions that have led to certain changes and may lead to additional changes to U.S. and international trade policies, including imposing several rounds of tariffs affecting certain products manufactured in China. In addition, the Chinese government took certain actions, including tariffs, which affect certain products manufactured in the U.S. It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development and clinical manufacturing activities, particularly with respect to raw materials and product that we import from China, including pursuant to our development and manufacturing arrangements with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt our, business.
Our research and development activities and the activities of our third-party manufacturers and suppliers involve the generation, storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds and wastes. We and our manufacturers and suppliers are subject to environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, generation, storage, handling, transportation, discharge and disposal of these hazardous materials and wastes and worker health and safety. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use, collection, and appropriate disposal. We cannot eliminate the risk of contamination or injury, which could result in an interruption of our commercialization efforts, research and development efforts and business operations, damages and significant cleanup costs and liabilities under applicable environmental, health and safety laws and regulations. We also cannot guarantee that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials and wastes generally comply with the standards prescribed by these laws and regulations. We may be held liable for any resulting damages costs or liabilities, which could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Failure to comply with these environmental, health and safety laws and regulations may result in substantial fines, penalties or other sanctions. We do not currently carry hazardous waste insurance coverage.
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
We license a number of technologies to form our antibody platform and T cell platform, and we license siRNA technology from Alnylam Pharmaceuticals, Inc. We have also developed certain product candidates using intellectual property licensed from third parties. A core element of our business strategy includes continuing to acquire or in-license additional technologies or product candidates for the treatment and prevention of serious infectious diseases and other serious conditions.
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
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our service providers or our licensors to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or technologies, including as a result of geopolitical events such as civil or political unrest (including the ongoing war between Ukraine and Russia and recent events in Israel), we may not be able to use such patents and patent applications or stop a competitor from marketing products that are the same as or similar to our product candidates, which would have an adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.
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
The intellectual property systems in other countries can be destabilized or unpredictable as a result of geopolitical events such as civil or political unrest (including the ongoing war between Ukraine and Russia or recent events in Israel). Therefore, during such geopolitical events, the ability to obtain, retain and enforce intellectual property protection in the affected countries may be uncertain and evolve during the course of such geopolitical event. For example, as a result of the ongoing war between Ukraine and Russia, Russian officials have suggested that they may treat patents or patent applications owned by parties from certain countries, including the United States, as unenforceable and/or provide for zero compensation compulsory licenses to such patents or patent applications. Recent court decisions in Russia have raised questions about the strength of trademark protections in Russia. The U.S. government’s response to geopolitical events may also negatively affect our ability to obtain, retain and enforce intellectual property protection in the affected countries. For example, the U.S. government has issued sanctions against Russia related to the ongoing war in Ukraine, and as a result of these sanctions, it may not be possible to pay fees necessary for prosecution and maintenance of Russian patent applications and patents, including Russian patent rights based on Eurasian patents, in the absence of licenses or exclusions set forth by the U.S. government authorizing transactions in connection with intellectual property. Payments for trademark protection may be similarly restricted. Failure to make such payments can result in the loss of intellectual property protection in Russia. The U.S. Department of the Treasury has issued General License No. 31, authorizing such transactions to allow filing, prosecution and maintenance of Russian patents and trademarks. Uncertainties regarding geopolitical events, including the ongoing war between Ukraine and Russia, as well as any resulting losses of intellectual property protection, could harm our business.
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
The current waiver is the result of public health concerns from the COVID-19 pandemic and an effort to make vaccines more widely available worldwide. This waiver may also lead to similar waivers of intellectual property rights in the future in connection with other public health pandemics or epidemics or other situations of public health concern, or to waivers for treatments or prophylactics in addition to vaccines. Given that our business is focused on treating and preventing infectious diseases and other serious conditions, there is a risk that our business and our ability to protect our technology could be adversely affected in situations beyond COVID-19.
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
We rely and expect to continue to rely on trademarks as one means to distinguish any of our products and product candidates that are approved for marketing from the products of our competitors. Additionally, the process of obtaining trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable trademark applications at a reasonable cost or in a timely manner or obtain trademark protection in all jurisdictions that we consider to be important to our business. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications in certain jurisdictions, as in currently pending oppositions filed against EU-wide registration of our VIR Pharmaceuticals house mark and logo by Industria Quimica y Farmaceutica Vir. S.A., a Spanish company which claims exclusive rights in the term VIR in Spain and Portugal. We also have a pending opposition of the Vir logo in Turkey by Ulkar Kimya Sanayii Ve Ticaret Anonim Şirketi, a Turkish company which claims exclusive rights in the term VIR in Turkey. Third parties may also challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.
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
Our operations, and those of our CDMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), geopolitical events, including civil or political unrest in any of our business locations, terrorism, insurrection or war (such as the ongoing war between Ukraine and Russia), and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
For example, our clinical trials were affected by the COVID-19 pandemic. Site initiation and patient enrollment were delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and, if there are future quarantines which impede patient movement or interrupt healthcare services, some patients may not be able or willing to comply with clinical trial protocols. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, was delayed or disrupted, which had adversely impacted our clinical trial operations. The public health emergency declarations related to COVID-19 ended on May 11, 2023. In addition, the FDA ended 22 COVID-19-related policies when the public health emergency ended on May 11, 2023, and the FDA allowed 22 related-policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four policies whose duration is not tied to the end of the public health emergency. However, at this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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
Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely are potentially vulnerable to malware, computer viruses, denial-of-service attacks, ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics, geopolitical events, including civil or political unrest, terrorism, war and telecommunication and electrical failures that may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information. We may also experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. We have experienced security breaches of our information technology systems, such as through business email compromises. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. For example, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and operations.
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to detect (including performing required forensics), mitigate and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, security breaches and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Although we maintain cybersecurity insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, if a security breach were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions.
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
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable

HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to potential enforcement by HHS for potential HIPAA violations, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on certain activities related to the processing of sensitive data, including the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. We face risks of similar enforcement from state attorneys general who are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
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
Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through October 27, 2023, the closing price of our stock ranged from $7.76 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.
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
In addition, public statements by us, government agencies, our competitors, the media or others relating to our and others’ efforts to develop COVID-19 therapies or any of our other product candidates and the impact of such statements on investors’ general perception of our company and our business have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Moreover, sales of a substantial number of shares of our common stock by our stockholders in the public market or the perception that these sales might occur, have in the past, and may in the future depress the market price of our common stock. Information related to our research, development, manufacturing, regulatory and commercialization efforts with respect to any of our product candidates or information regarding such efforts by competitors with respect to their potential therapies, may also meaningfully impact our stock price.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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
During the quarterly period covered by this report, none of our directors or officers entered into or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.
(a)Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on October 16, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on March 8, 2023).

10.1+	Separation Agreement between Vir Biotechnology International GmbH and Johanna Friedl-Naderer, dated September 23, 2023.

10.2†
Other Transaction for Advanced Research (OTAR) between the Company and the United States of America Department of Health and Human Services, Administration for Strategic Preparedness and Response, Biomedical Advanced Research and Development Authority, concerning Pre-exposure Prophylactic Monoclonal Antibodies for the Prevention of Influenza Illness and Medical Countermeasures for Other Emerging Pathogens of Pandemic Potential (Agreement No. 75A50122C00081), dated September 28, 2022.

10.3†
Amendment No. 1 to the Other Transaction for Advanced Research (OTAR) between the Company and the United States of America Department of Health and Human Services, Administration for Strategic Preparedness and Response, Biomedical Advanced Research and Development Authority, concerning Pre-exposure Prophylactic Monoclonal Antibodies for the Prevention of Influenza Illness and Medical Countermeasures for Other Emerging Pathogens of Pandemic Potential (Agreement No. 75A50122C00081, Amendment No. P00001), dated September 29, 2023.

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

VIR BIOTECHNOLOGY, INC.

Date: November 3, 2023	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Sung Lee
Sung Lee Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)