Form 10-Q
period 2024-03-31
Vir Biotechnology, Inc.
filed 2024-05-03
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, the registrant had 136,058,680 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160,711	$241,576
Short-term investments	985,125	1,270,980
Restricted cash and cash equivalents, current	13,335	13,268
Equity investments	3,927	9,853
Prepaid expenses and other current assets	49,999	52,549
Total current assets	1,213,097	1,588,226
Intangible assets, net	22,465	22,565
Goodwill	16,937	16,937
Property and equipment, net	92,477	96,018
Operating lease right-of-use assets	70,346	71,182
Restricted cash and cash equivalents, noncurrent	6,428	6,448
Long-term investments	359,724	105,275
Other assets	12,495	12,409
TOTAL ASSETS	$1,793,969	$1,919,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,114	$6,334
Accrued and other liabilities	72,260	104,220
Deferred revenue, current	14,694	64,853
Total current liabilities	94,068	175,407
Deferred revenue, noncurrent	1,526	1,526
Operating lease liabilities, noncurrent	109,171	111,673
Contingent consideration, noncurrent	27,610	25,960
Other long-term liabilities	14,238	14,258
TOTAL LIABILITIES	246,613	328,824
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 135,843,560 and 134,781,286 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	14	13
Additional paid-in capital	1,852,839	1,828,862
Accumulated other comprehensive loss	(2,397)	(815)
Accumulated deficit	(303,100)	(237,824)
TOTAL STOCKHOLDERS’ EQUITY	1,547,356	1,590,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,793,969	$1,919,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Collaboration revenue	$(987)	$46,574
Contract revenue	52,191	138
Grant revenue	5,172	16,245
Total revenues	56,376	62,957
Operating expenses:
Cost of revenue	59	1,907
Research and development	100,125	157,643
Selling, general and administrative	36,273	46,778
Total operating expenses	136,457	206,328
Loss from operations	(80,081)	(143,371)
Other income:
Change in fair value of equity investments	(5,915)	(13,103)
Interest income	21,283	21,307
Other expense, net	(287)	(8,021)
Total other income	15,081	183
Loss before (provision for) benefit from income taxes	(65,000)	(143,188)
(Provision for) benefit from income taxes	(276)	2,232
Net loss	(65,276)	(140,956)
Net loss attributable to noncontrolling interest	—	(56)
Net loss attributable to Vir	$(65,276)	$(140,900)
Net loss per share attributable to Vir, basic and diluted	$(0.48)	$(1.06)
Weighted-average shares outstanding, basic and diluted	135,280,648	133,552,839
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(65,276)	$(140,956)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(1,411)	5,894
Amortization of actuarial (loss) gain	(171)	9
Total other comprehensive (loss) income	(1,582)	5,903
Comprehensive loss	(66,858)	(135,053)
Comprehensive loss attributable to noncontrolling interest	—	(56)
Comprehensive loss attributable to Vir	$(66,858)	$(134,997)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling interest	Total Stockholders’ Equity
	Share	Amount
Balance at December 31, 2023	134,781,286	$13	$1,828,862	$(815)	$(237,824)	$—	$1,590,236
Vesting of restricted common stock	950,254	1	—	—	—	—	1
Exercise of stock options	112,020	—	220	—	—	—	220
Stock-based compensation	—	—	23,757	—	—	—	23,757
Other comprehensive loss	—	—	—	(1,582)	—	—	(1,582)
Net loss	—	—	—	—	(65,276)	—	(65,276)
Balance at March 31, 2024	135,843,560	$14	$1,852,839	$(2,397)	$(303,100)	$—	$1,547,356

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling interest	Total Stockholders’ Equity
	Share	Amount
Balance at December 31, 2022	133,236,687	$13	$1,709,835	$(9,122)	$377,237	$—	$2,077,963
Vesting of restricted common stock	517,168	—	—	—	—	—	—
Exercise of stock options	177,102	—	2,310	—	—	—	2,310
Stock-based compensation	—	—	25,481	—	—	—	25,481
Other comprehensive income	—	—	—	5,903	—	—	5,903
Contributions from noncontrolling interest owners	—	—	—	—	—	100	100
Net loss	—	—	—	—	(140,900)	(56)	(140,956)
Balance at March 31, 2023	133,930,957	$13	$1,737,626	$(3,219)	$236,337	$44	$1,970,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,276)	$(140,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in estimated constraint on profit-sharing amount	685	(31,541)
Depreciation and amortization	4,517	5,638
Amortization of premiums (accretion of discounts) on investments, net	238	(9,365)
Noncash lease expense	1,447	2,173
Change in fair value of equity investments	5,915	13,103
Change in estimated fair value of contingent consideration	1,650	(1,246)
Stock-based compensation	23,757	25,481
Other non-cash items, net	(176)	206
Changes in operating assets and liabilities:
Receivable from collaboration	(401)	2,093
Prepaid expenses and other current assets	1,834	9,493
Other assets	(86)	(1,984)
Accounts payable	735	6,564
Accrued liabilities and other long-term liabilities	(30,003)	(4,036)
Operating lease liabilities	(4,067)	(3,105)
Deferred revenue	(50,159)	1,700
Net cash used in operating activities	(109,390)	(125,782)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	533	—
Purchases of property and equipment	(1,872)	(6,867)
Purchases of investments	(562,939)	(384,513)
Maturities and sales of investments	592,698	489,459
Net cash provided by investing activities	28,420	98,079
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of principal on financing lease obligation	(69)	(66)
Proceeds from exercise of stock options	221	2,310
Contributions from noncontrolling interest owners	—	100
Net cash provided by financing activities	152	2,344
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(80,818)	(25,359)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	261,292	867,968
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$180,474	$842,609
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$160,711	$824,913
Restricted cash and cash equivalents, current	13,335	10,957
Restricted cash and cash equivalents, noncurrent	6,428	6,739
Total cash, cash equivalents and restricted cash and cash equivalents	$180,474	$842,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (“Vir” or the “Company”) is an immunology company focused on powering the immune system to transform lives by treating and preventing infectious diseases and other serious conditions, including viral-associated diseases. Vir has assembled two technology platforms that are designed to modulate the immune system by exploiting critical observations of natural immune processes. Its current clinical development pipeline consists of product candidates targeting hepatitis delta virus (“HDV”), hepatitis B virus (“HBV”), and human immunodeficiency virus (“HIV”). Vir has several preclinical candidates in its pipeline, including those targeting influenza A and B, coronavirus disease 2019 (“COVID-19”), respiratory syncytial virus and human metapneumovirus (“RSV” and “MPV”, respectively), and human papillomavirus (“HPV”).
In January 2023, a majority-owned subsidiary, Encentrio Therapeutics, Inc. (“Encentrio”), was incorporated in the State of Delaware. The Company initially owned 80% of Encentrio’s outstanding voting shares. During the three months ended June 30, 2023, the Company increased its ownership of Encentrio’s outstanding voting shares to 100%. The primary purpose of Encentrio is to conduct research and development of oncology therapeutics.
Liquidity and Capital Resources
In November 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC, as sales agent (“TD Cowen”), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 3, 2023. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of March 31, 2024, no shares have been sold under the Sales Agreement.
As of March 31, 2024, the Company had $1.51 billion in cash, cash equivalents, and investments, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period.
Certain information and footnote disclosures typically included in the Company’s annual consolidated financial statements have been condensed or omitted. As such, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

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
Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties
The Company is subject to a number of challenges and risks similar to other biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of product candidates and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or maintain profitability.
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
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of March 31, 2024, the Company has no off-balance sheet concentrations of credit risk.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents, which consist of amounts invested primarily in money market funds and are stated at fair value.
Investments
Investments include available-for-sale debt securities and equity investments carried at estimated fair value.
Available-for-Sale Debt Securities
The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and that mature at, or less than 12 months from, the unaudited condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the unaudited condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.
Equity Investments
The Company measures its investment in equity securities at fair value at each reporting date based on the market price at period end if it has a readily determinable fair value. Otherwise, the investments in equity securities are measured at cost less impairment, adjusted for observable price changes for identical or similar investments of the same issuer unless the Company has significant influence or control over the investee. Changes in fair value resulting from observable price changes are presented as change in fair value of equity investments, and changes in fair value resulting from foreign currency translation are included in other expense, net on the unaudited condensed consolidated statements of operations.

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
For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company first determines which elements of the collaboration are deemed to be a performance obligation with a customer within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808 and are not subject to the guidance in ASC 606, the Company applies the revenue recognition model under ASC 606, including the royalty exception guidance and variable consideration guidance under ASC 606 as described below, or other guidance, as deemed appropriate. When the Company is considered an agent in elements of collaboration arrangements within the scope of ASC 808, it records its share of collaboration revenue in the period in which such sales occur. The Company is considered an agent when the collaboration partner controls the product before transfer to the customers and has the ability to direct the use of and obtain substantially all of the remaining benefits from the product. In these instances, collaboration revenue is based upon the net sales reported by the Company’s collaboration partners, net of cost of goods sold and allowable expenses (e.g., manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period. In order to record collaboration revenue, the Company utilizes certain information from its collaboration partner, including actual net product sales and costs incurred for sales activities, and makes key judgments based on business updates related to commercial and clinical activities such as expected commercial demand, commercial supply plan, manufacturing commitments, risks related to expired or obsolete inventories, and risks related to potential product returns or contract terminations. The Company uses these estimates to determine whether payments due to it under its collaboration arrangements, such as profit-share payments, should be recognized as revenue in the period that they become due or whether any portion of the payments due should be constrained from revenue recognition because it is not probable that recognizing such amounts will not result in a significant reversal of cumulative revenues recognized in future reporting periods.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
New Accounting Pronouncement Not Yet Adopted
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-09 may have on its consolidated financial statements and related disclosures.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds(1)	Level 1	$142,405	$—	$—	$142,405
U.S. government treasuries	Level 2	986,450	112	(384)	986,178
U.S. government agency bonds and discount notes	Level 2	97,634	57	(75)	97,616
Yankee bonds	Level 2	10,967	—	(12)	10,955
Asset-backed securities	Level 2	15,849	4	(2)	15,851
Corporate bonds	Level 2	236,306	74	(273)	236,107
Equity securities	Level 1	N/A	N/A	N/A	3,927
Total financial assets		$1,489,611	$247	$(746)	$1,493,039
______________________________________________
(1)Includes $19.8 million of restricted cash equivalents.

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds(1)	Level 1	$278,187	$—	$—	$278,187
U.S. government treasuries	Level 2	1,162,124	1,017	(80)	1,163,061
U.S. government agency bonds and discount notes	Level 2	181,189	27	(50)	181,166
Equity securities	Level 1	N/A	N/A	N/A	9,853
Total financial assets		$1,621,500	$1,044	$(130)	$1,632,267
______________________________________________
(1)Includes $19.7 million of restricted cash equivalents.
Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $5.7 million and $4.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company did not write off any accrued interest receivable during the three months ended March 31, 2024 and 2023.
The Company recognized total net unrealized losses of $0.5 million and total net unrealized gains of $0.9 million in accumulated other comprehensive loss as of March 31, 2024 and December 31, 2023, respectively. The gross unrealized losses related to U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings as of March 31, 2024 and December 31, 2023 were due to changes in interest rates. The Company determined that the gross unrealized losses on the investments as of March 31, 2024 were temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of March 31, 2024, no securities have contractual maturities of longer than two years.
As of March 31, 2024, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The equity securities of Brii Bio Parent are listed on the The Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities and measured at fair value at each reporting date. As of March 31, 2024, the Company remeasured the equity investment at a fair value of $3.9 million. The Company recognized an unrealized loss of $5.9 million and $13.1 million, for the three months ended March 31, 2024 and 2023, respectively, as other income in the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2024 and 2023, the unrealized losses related to foreign currency translation for the respective periods were not material.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Contingent Consideration Obligations
Contingent consideration obligations include potential milestone payments in connection with the acquisition of Humabs Biomed SA (“Humabs”). The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of March 31, 2024 and December 31, 2023.
The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of March 31, 2024, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to tobevibart (formally as VIR-3434), an investigational subcutaneously administered HBV-neutralizing monoclonal antibody, or mAb, using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	10.9% - 11.4% (11.1%)
Probability of achievement	14.4% - 60.0% (42.5%)
______________________________________________
(1)Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.
For the commercial milestones, the Company used a Monte Carlo simulation. As of March 31, 2024, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	70.0%
Discount rate	10.0%
Probability of achievement	29.1%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of March 31, 2024 and December 31, 2023, the estimated fair value of the contingent consideration related to the Humabs acquisition was $27.6 million and $26.0 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations.
The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions that give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration
Balance at December 31, 2023	$25,961
Changes in fair value	1,649
Balance at March 31, 2024	$27,610
4. Grant Agreements
Bill & Melinda Gates Foundation Grants
The Company has entered into various grant agreements with the Bill & Melinda Gates Foundation (“BMGF”), under which it was awarded grants totaling up to $49.9 million to support its HIV vaccine program, tuberculosis vaccine program, HIV vaccinal antibody program and malaria vaccinal antibody program. The term of the grant agreements will expire at various dates through June 2027, unless terminated earlier by the BMGF for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the BMGF reasonably believes may threaten the success of the projects.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $1.9 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had deferred revenue of $14.6 million and $13.1 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had $7.6 million and $9.2 million, respectively, within accrued and other liabilities, which may need to be refunded to the BMGF.
Biomedical Advanced Research and Development Authority
In September 2022, the Company entered into a multi-year agreement (the “BARDA Agreement”) under Other Transaction Authority with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services’ Administration for Strategic Preparedness and Response. Under the BARDA Agreement, the Company may receive up to an estimated $1.0 billion to advance the development of a full portfolio of innovative solutions to address influenza and potentially other infectious disease threats. The Base Period for the BARDA Agreement includes government funding of approximately $55.0 million to reimburse a portion of expenses incurred by the Company to support the development of VIR-2482, an investigational prophylactic monoclonal antibody designed with the aim to protect against seasonal and pandemic influenza, including expenses related to the Phase 2 pre-exposure prophylaxis trial of VIR-2482. The BARDA Agreement also provides for additional BARDA funding after the exercise by BARDA of up to twelve options to further support the development of pre-exposure prophylactic antibodies including and beyond VIR-2482 for the prevention of influenza illness and supporting medical countermeasures for other pathogens of pandemic potential.
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
The Company recognized grant revenue related to BARDA of $3.3 million and $14.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had receivables from BARDA of $4.1 million and $7.6 million, respectively, as part of prepaid expenses and other current assets. As of March 31, 2024, $53.3 million of potential future reimbursement remains available under the Amended BARDA Agreement.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In 2023, GSK reported to the Company certain allowable manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized, which the Company had previously reserved as constraint on its cumulative profit-sharing amounts. For the year ended December 31, 2023, the Company paid GSK $341.4 million relating to these manufacturing expenses. GSK may continue to adjust allowable manufacturing expenses for the Company’s share of the excess supply write-offs and unused binding manufacturing capacity and report to the Company as cost-sharing amounts in future periods. The Company evaluated the latest available facts and circumstances to update its evaluation of profit-sharing amounts to be constrained. As of March 31, 2024, the Company’s share of the remaining estimated manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized is $0.7 million. The Company re-assesses these estimates each reporting period.
During the three months ended March 31, 2024 and 2023, the Company recorded profit-sharing amount, profit-sharing amount constrained, and profit-sharing amount previously constrained, released as components of collaboration revenue in the unaudited condensed consolidated statements of operations, as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Profit-sharing amount	$(287)	$7,236
Profit-sharing amount constrained	(700)	—
Profit-sharing amount previously constrained, released	—	39,338
Total collaboration revenue, net	$(987)	$46,574
Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $2.8 million and $7.3 million during the three months ended March 31, 2024 and 2023, respectively.
2021 Expanded GSK Collaboration
In 2021, the Company and GSK entered into a collaboration agreement (the “2021 GSK Agreement”) under which the parties agreed to expand the 2020 GSK Agreement to collaborate on three separate programs: (1) a program to research, develop and commercialize certain mAbs for the prevention, treatment or prophylaxis of the influenza virus (the “Influenza Program”), excluding VIR-2482 unless GSK exercises its exclusive option to co-develop and commercialize after the Company completes a Phase 2 clinical trial (“VIR-2482 Option”); (2) an expansion of the parties’ current Functional Genomics Program to focus on functional genomics screens directed to targets associated with respiratory viruses (the “Expanded Functional Genomics Program”); and (3) additional programs to develop neutralizing mAbs directed to up to three non-influenza target pathogens if selected by GSK prior to March 25, 2024 (the “Selected Pathogens” and such programs, the “Additional Programs”).
On February 21, 2024, the Company and GSK entered into a letter agreement (the “Letter Agreement”) pursuant to which the Company and GSK agreed to terminate the Influenza Program and GSK’s VIR-2482 Option from the 2021 GSK Agreement and to wind down and terminate the cost-sharing arrangements and all ongoing activities in relation to the Influenza Program.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The parties mutually agree upon the allocation of responsibility for the development of products under the Expanded Functional Genomics Program, and for the development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK is primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, the Company granted or will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program. GSK selected RSV as its first pathogen under the Additional Programs in 2022. During the three months ended March 31, 2024, the Company recognized contract revenue of $51.7 million as GSK’s rights to select the remaining two additional non-influenza target pathogens expired on March 25, 2024. The Company had no other remaining performance obligations under the 2021 GSK Agreement.
The parties share 50% of all development costs in accordance with the budget for each of the collaboration programs. The parties also share 50% of all profits and losses arising from any collaboration product. Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2021 GSK Agreement, the additional net research and development expenses were not material during the three months ended March 31, 2024 and 2023.
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$43,955	$43,728
Computer equipment	2,915	2,783
Furniture and fixtures	2,887	2,887
Leasehold improvements	80,359	80,290
Construction in progress	506	226
Property and equipment, gross	130,622	129,914
Less accumulated depreciation	(38,145)	(33,896)
Total property and equipment, net	$92,477	$96,018
Depreciation expenses were $4.4 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development expenses	$27,314	$33,129
Payroll and related expenses	17,508	41,322
Operating lease liabilities, current	11,913	12,867
Excess funds payable under grant agreements	7,603	9,202
Other professional and consulting expenses	3,492	3,418
Accrued royalties	1,112	816
Net profit-sharing amount	287	—
Accrued income taxes	146	149
Other accrued expenses	2,885	3,317
Total accrued and other liabilities	$72,260	$104,220

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Restructuring, Impairment and Other Costs
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
During the year ended December 31, 2023, the Company incurred severance and other employee-related expenses of $5.9 million, of which $4.0 million was included in research and development expense and $1.9 million was included in selling, general and administrative expense. As of December 31, 2023, the Company recorded $4.5 million as accrued and other liabilities related to restructuring costs. In addition to severance and other employee-related expenses, the Company also recorded one-time non-cash impairment charges and disposal losses on ROU assets, leasehold improvements, and equipment of $7.7 million for the year ended December 31, 2023, primarily related to the consolidation of facilities and disposal of equipment used in the small molecule platform that was discontinued. Of the $7.7 million, $5.6 million was included in research and development expense, and $2.1 million was included in selling, general and administrative expense.
The following table is a summary of restructuring related severance and other employee-related expenses incurred during the three months ended March 31, 2024 and a roll forward of accrued restructuring costs from December 31, 2023 to March 31, 2024 (in thousands).

Severance and other employee-related expenses
Accrued restructuring charges at December 31, 2023	$4,454
Restructuring charges, net
Research and development	—
Selling, general and administrative	(48)
Total restructuring charges, net	(48)
Cash payment	(2,592)
Accrued restructuring charges at March 31, 2024	$1,814

Reconciliation of accrued restructuring charges to the condensed consolidated balance sheets
Accrued and other liabilities	$1,814
For the three months ended March 31, 2024, the Company did not incur material contract termination costs, other associated exit costs, impairment charges, or long-lived assets disposal losses related to restructuring activities. As of March 31, 2024, the Company continues to expect to incur additional restructuring charges of approximately $25 million to $35 million, primarily related to facility closures in the future.
8. Commitments and Contingencies
Manufacturing and Supply Agreements
In the first quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of tobevibart (the “Tobevibart Agreements”). As of March 31, 2024, the Company had a balance of unpaid commitments of approximately $20 million under the Tobevibart Agreements.
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
9. Related Party Transactions
The Company holds a minority equity interest in Brii Biosciences Offshore Limited through Brii Bio Parent. As of March 31, 2024, one member of the Company’s board of directors serves on Brii Bio Parent’s board of directors.
10. Stock-Based Awards
The Company has maintained a stock incentive plan for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, other stock awards and performance cash awards, to employees, non-employee directors, and consultants. The Company also has an employee stock purchase plan (“ESPP”) for its employees.
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term of options (in years)	6.1	6.1
Expected stock price volatility	89.2% - 89.3%	100.7% - 101.2%
Risk-free interest rate	4.3%	3.4% - 4.1%
Expected dividend yield	—	—
The valuation assumptions for stock options were determined as follows:
•Expected Term — The expected term represents the period that the stock options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
•Expected Volatility — Expected volatility is determined by using a blended approach of the Company and certain industry peers’ historical volatilities.
•Risk-Free Interest Rate — The Company based the risk-free interest rate over the expected term of the stock options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.
•Expected Dividend Rate — The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its profit interest units in the foreseeable future.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$13,606	$13,353
Selling, general and administrative	10,151	12,128
Total stock-based compensation	$23,757	$25,481
11. Net Loss Per Share
Basic net loss per common share is computed by dividing the net loss attributable to Vir by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss attributable to Vir by the sum of the weighted-average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For periods that the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common securities outstanding would have been anti-dilutive.
The following is a calculation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to Vir	$(65,276)	$(140,900)
Weighted-average shares outstanding, basic and diluted	135,280,648	133,552,839
Net loss attributable to Vir per share, basic and diluted	$(0.48)	$(1.06)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2024	2023
Options issued and outstanding	12,018,822	9,135,760
Restricted shares subject to future vesting	4,521,874	3,032,073
Total	16,540,696	12,167,833
12. Income Taxes
The table below presents our loss before (provision for) benefit from income taxes, (provision for) benefit from income taxes and effective tax rate for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss before (provision for) benefit from income taxes	$(65,000)	$(143,188)
(Provision for) benefit from income taxes	$(276)	$2,232
Effective tax rate	(0.4%)	1.6%

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company is subject to income taxes in the United States and foreign jurisdictions. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, the Company’s effective tax rates will vary depending on the relative proportion of foreign to United States income/loss, the utilization of net operating loss and tax credit carry forwards and carrybacks, changes in jurisdictional mix of income and expense, changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.
The provision for income taxes for the three months ended March 31, 2024 was not material. The benefit from income taxes for the three months ended March 31, 2023 was primarily due to a pre-tax loss and the Company’s ability to carry back the research and development credit to 2022.
Unrecognized tax benefits were $13.9 million and $13.6 million as of March 31, 2024 and December 31, 2023, respectively, and if recognized, would favorably affect the effective tax rate in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Vir,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.
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
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.
Pipeline Programs
Chronic Hepatitis Delta (CHD)
•On March 5, 2024, we announced our Phase 2 chronic hepatitis delta SOLSTICE trial completed enrollment of its current cohorts one month ahead of schedule with over 60 participants enrolled in two additional cohorts.
◦The trial is evaluating the safety, tolerability and efficacy of tobevibart and elebsiran for the treatment of people living with chronic hepatitis delta.
◦One cohort is evaluating the combination of tobevibart and elebsiran given every 4 weeks with a second cohort evaluating tobevibart monotherapy given every 2 weeks.
◦Approximately 50% of participants have compensated cirrhosis.
•We will report data on a subset of SOLSTICE participants in a late breaker poster presentation at the European Association for the Study of the Liver (EASL) Congress 2024. This includes additional 12-week treatment data on approximately 30 participants (~15 per regimen) and 24-week treatment data on approximately 20 participants (~10 per regimen).

•Additional follow-up data for the initial six SOLSTICE trial participants will also be shared at the EASL Congress 2024.
•Complete 24-week treatment data is expected in the fourth quarter of 2024.
Chronic Hepatitis B (CHB)
•Two abstracts have been accepted for poster presentation at the EASL Congress 2024.
•The Phase 2 MARCH Part B trial is fully enrolled with 48-week end of treatment data expected in the fourth quarter of 2024. The trial is evaluating the safety, tolerability and antiviral activity of the combination of tobevibart and elebsiran with and without peginterferon alpha.
•Initial data from the Phase 2 PREVAIL platform trial and its THRIVE/STRIVE sub-protocols is expected in the first half of 2025. These trials are evaluating combinations of tobevibart, elebsiran and/or peginterferon alpha in two patient populations: immune-active but treatment-naïve and inactive carriers.
Human Immunodeficiency Virus (HIV)
•Part A of the Phase 1 trial of VIR-1388, an investigational novel T cell vaccine for the prevention of HIV, is fully enrolled with initial immunogenicity data expected in the second half of 2024.
◦The trial is supported by the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, and the Bill & Melinda Gates Foundation, and is being conducted by the HIV Vaccine Trials Network.
Influenza
•On April 4, 2024, we published the full data analysis from the Phase 2 PENINSULA trial evaluating VIR-2482 on medRxiv.
Preclinical Pipeline Candidates
•We are continuing to advance next-generation antibodies using our proprietary platform, which leverages dAIsY™ (data AI structure and antibody), our proprietary AI engine, enabling us to bring high-quality drug candidates to the clinic more efficiently.
•We expect the filing of multiple investigational new drug applications within the next 18 months, including:
◦VIR-1949, an investigational therapeutic T cell vaccine based on our human cytomegalovirus (HCMV) vector platform that is designed to treat precancerous lesions caused by the human papillomavirus.
◦VIR-7229, a next-generation COVID monoclonal antibody candidate that has been AI-engineered to have increased potency, breadth and resistance to viral escape. The development of VIR-7229 has been supported in part with federal funds from the Department of Health and Human Services (HHS); Administration for Strategic Preparedness and Response (ASPR); Biomedical Advanced Research and Development Authority (BARDA), under Other Transaction Number: 75A50122C00081.
◦VIR-2981, an investigational neuraminidase-targeting monoclonal antibody against both influenza A and B viruses.
◦VIR-8190 and other investigational monoclonal antibodies against respiratory syncytial virus and/or metapneumovirus as part of the collaboration established with GSK in May of 2021.
Corporate Update
•Effective May 3, 2024, Sung Lee, Executive Vice President and Chief Financial Officer will be stepping down from his role to pursue another career opportunity. We have initiated a search for a successor.

Our Collaboration, License and Grant Agreements
We have entered into collaboration, license and grant arrangements with various third parties. For details regarding these and other agreements, see Note 4—Grant Agreements and Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 7—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or SEC, on February 26, 2024.
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
Collaboration revenue
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

Other Expense, Net
Other expense, net consists of gains and losses from foreign currency transactions and the remeasurement of our contingent consideration obligation.
(Provision for) Benefit from Income Taxes
(Provision for) benefit from income taxes consists primarily of income taxes on our domestic and foreign operations.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest consists of net loss attributable to the noncontrolling interest owners of Encentrio Therapeutics, Inc., our subsidiary, during the three months ended March 31, 2023.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Collaboration revenue	$(987)	$46,574	$(47,561)
Contract revenue	52,191	138	52,053
Grant revenue	5,172	16,245	(11,073)
Total revenues	56,376	62,957	(6,581)
Operating expenses:
Cost of revenue	59	1,907	(1,848)
Research and development	100,125	157,643	(57,518)
Selling, general and administrative	36,273	46,778	(10,505)
Total operating expenses	136,457	206,328	(69,871)
Loss from operations	(80,081)	(143,371)	63,290
Other income:
Change in fair value of equity investments	(5,915)	(13,103)	7,188
Interest income	21,283	21,307	(24)
Other expense, net	(287)	(8,021)	7,734
Total other income	15,081	183	14,898
Loss before (provision for) benefit from income taxes	(65,000)	(143,188)	78,188
(Provision for) benefit from income taxes	(276)	2,232	(2,508)
Net loss	(65,276)	(140,956)	75,680
Net loss attributable to noncontrolling interest	—	(56)	56
Net loss attributable to Vir	$(65,276)	$(140,900)	$75,624
Revenues
The decrease in collaboration revenue for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to lower revenues from the release of profit-sharing amount previously constrained and from the sales of sotrovimab under the 2020 GSK Agreement. The negative collaboration revenue for the three months ended March 31, 2024 consisted of $0.3 million profit-sharing loss from the sale of sotrovimab and $0.7 million profit-sharing amount constrained.

The increase in contract revenue for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to $51.7 million of deferred revenue recognized during the three months ended March 31, 2024 as GSK’s rights to select up to two additional non-influenza target pathogens under the 2021 GSK Agreement expired on March 25, 2024.
The decrease in grant revenue for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to lower revenue recognized in accordance with our agreement with BARDA.
Cost of Revenue
The decrease in cost of revenue for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to lower third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Licenses, collaborations and contingent consideration	$5,696	$7,746	$(2,050)
Personnel	46,190	43,944	2,246
Contract manufacturing	9,669	37,553	(27,884)
Clinical costs	11,607	39,838	(28,231)
Other	26,963	28,562	(1,599)
Total research and development expenses	$100,125	$157,643	$(57,518)
The decrease in research and development expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to lower clinical costs and contract manufacturing costs associated with the wind down of the Company’s Phase 2 PENINSULA trial evaluating VIR-2482.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to cost saving initiatives implemented during the second half of 2023.
Change in Fair Value of Equity Investments
Our investment consisted solely of shares of Brii Bio Parent is a marketable equity investment and remeasured to fair value at each reporting period. For the three months ended March 31, 2024, we recognized an unrealized loss of $5.9 million due to the change in fair value, compared to an unrealized loss of $13.1 million for the same period in 2023.
Interest Income
The decrease in interest income for the three months ended March 31, 2024 compared to the same period in 2023 was not material.
Other Expense, Net
The decrease in other expense, net for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a decrease in foreign exchange measurement loss related to the accrued liability recognized in connection with the profit-sharing amount constrained under the 2020 GSK Agreement.
(Provision for) Benefit from Income Taxes
The provision for income taxes for the three months ended March 31, 2024 was not material. The benefit from income taxes for the three months ended March 31, 2023 was primarily due to a pre-tax loss and the Company’s ability to carry back the research and development credit to 2022.

Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of March 31, 2024, we had $1.51 billion in cash, cash equivalents, and investments. As of March 31, 2024, we had accumulated deficit of $303.1 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, in November 2023 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the shelf registration statement on Form S-3 and a related prospectus that we filed with the SEC on November 3, 2023. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of March 31, 2024, no shares have been sold under the Sales Agreement.
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
We have not obtained regulatory approval for any product candidates other than sotrovimab, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2024 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
However, our operating plan may change as a result of many factors currently unknown to us, and we may need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. See the sections titled “Risk Factors—Risks Related to Our Financial Position and Capital Needs—Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates” and “Risk Factors—Risks Related to Our Financial Position and Capital Needs—We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations” for a description of the risks that may be associated with any future capital raises.
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
We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2024 and 2034. As of March 31, 2024, we expect to make total lease payments of $152.1 million through 2034.

To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 7—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024. For information related to our future commitments under our facilities and manufacturing agreements. see Note 10—Commitments and Contingencies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
In the first quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of tobevibart (the Tobevibart Agreements). As of March 31, 2024, the Company had a balance of unpaid commitments of approximately $20 million under the Tobevibart Agreements.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(109,390)	$(125,782)
Investing activities	28,420	98,079
Financing activities	152	2,344
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(80,818)	$(25,359)
Operating Activities
Cash used in operating activities is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the three months ended March 31, 2024 decreased compared to the same period in 2023 primarily due to lower clinical development and contract manufacturing activities related to the wind down of the Phase 2 PENINSULA trial evaluating VIR-2482, lower payments for third-party royalties based on the sales of sotrovimab under the 2020 GSK Agreement, and higher interest receipts, partially offset by lower receipts for grant and collaboration revenues.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2024 decreased compared to the same period in 2023 primarily due to lower proceeds from investments maturities and sales net of investments purchases.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2024 decreased compared to the same period in 2023 primarily due to lower proceeds from the exercises of stock options.
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
There have been no significant changes in our critical accounting policies during the three months ended March 31, 2024, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $180.5 million as of March 31, 2024, which primarily consisted of money market funds. We also had short-term and long-term investments of $1.3 billion as of March 31, 2024. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2024.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and our collaboration with GSK and consequently the Swiss Franc, Australian dollar and British pound. Transaction gains and losses are included in other expense, net on the unaudited condensed consolidated statements of operations and were not material for the three months ended March 31, 2024 and 2023.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $3.9 million as of March 31, 2024. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of March 31, 2024 by approximately $0.4 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $65.3 million and net loss of $141.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $303.1 million.
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
As of March 31, 2024, we had cash, cash equivalents and investments of $1.51 billion. Based upon our current operating plan, we believe that the $1.51 billion as of March 31, 2024 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop.
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
For example, in July 2023, we announced that our Phase 2 clinical trial of VIR-2482 for the prevention of symptomatic influenza A illness did not meet primary or secondary efficacy endpoints. We committed substantial financial resources and made substantial capital commitments with third party contract development manufacturing organizations, or CDMOs, with respect to raw materials and manufacturing in connection with VIR-2482.
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
We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates pursuant to which we license a number of technologies to form our technology platforms. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved. For additional information regarding these and other collaboration, license and grant agreements, see the section titled “Business—Our Collaboration, License and Grant Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

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
As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval or authorization of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For additional information regarding our competitors, see the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

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

Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
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
If we are successful in achieving regulatory approval to commercialize any biologic product candidate faster than our competitors, such product candidates may face competition from biosimilar products. In the United States, biologic product candidates are subject to approval and licensure under the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. For additional information regarding biosimilars and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024. If competitors are able to obtain marketing approval for biosimilars referencing our licensed biologic products after the expiration of applicable periods of regulatory exclusivity, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. In addition, the extent to which any regulatory exclusivity may apply to competing products authorized under an EUA is unclear and may not apply.

For additional information regarding competition, see the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
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
These laws may impact the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely continue to be costly. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.
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
While it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. For additional information regarding other healthcare legislative reform measures, see the section titled “Business—Government Regulation and Product Approval—Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
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

For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our strategic collaborators, third-party suppliers and manufacturers operating in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture or supply our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. For example, on February 12, 2024, a group of bipartisan U.S. lawmakers sent a letter to Commerce Secretary Gina Raimondo, Treasury Secretary Janet Yellen, and Defense Secretary Lloyd Austin calling on them to investigate Chinese biotech company WuXi AppTec and its subsidiary, WuXi Biologics, one of our CDMOs, citing ties to the Chinese military, the Chinese Communist Party, and potential threats to U.S. intellectual property and national security, and requesting that U.S. agencies consider adding the companies to the U.S. Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. Additionally, the U.S. House of Representatives recently introduced the “BIOSECURE Act” (H.R. 7085) and the Senate has advanced a substantially similar bill (S. 3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern”, including WuXi Biologics, or risk losing the ability to contract with, or otherwise receive funding from, the U.S. government.
Further, our reliance on third-party suppliers and manufacturers entails risks to which we would not be exposed or that may be reduced if we conducted process development or manufactured product candidates ourselves, including:
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
•greater costs and competition for access to an increasingly smaller pool of third-party manufacturers as a result of consolidation in the contract manufacturing industry;
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
We may be unable to obtain product raw materials or components for an indeterminate period of time if any of our third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with cGMP, facility outages (including due to contamination), business interruptions, or labor shortages or disputes. Suppliers and manufacturers may extend lead times, limit supplies, change manufacturing schedules, increase prices, or require significant upfront fees due to capacity and material supply constraints or other factors beyond our control. For example, recent increased demand for GLP-1 therapeutics could result in increased competition for our third-party manufacturers’ services and limited capacity, which could limit our access to, and increase our costs for, manufacturing production and potentially harm our business and results of operations. We cannot be sure that single source suppliers for our product raw materials or components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce our product raw materials or components for our intended purpose. In addition, the lead time needed to establish a relationship with a new raw material or component supplier or manufacturer can be lengthy and we may experience delays in meeting demand in the event we must switch to a new supplier or manufacturer. The time and effort to qualify a new supplier or manufacturer could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing capacity or yields, any of which would negatively impact our operating results.
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
It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development and clinical manufacturing activities, particularly with respect to raw materials and product that we import from China, including pursuant to our development and manufacturing arrangements with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations. For example, on February 12, 2024, a group of bipartisan U.S. lawmakers sent a letter to Commerce Secretary Gina Raimondo, Treasury Secretary Janet Yellen, and Defense Secretary Lloyd Austin calling on them to investigate Chinese biotech company WuXi AppTec and its subsidiary, WuXi Biologics, one of our CDMOs, citing ties to the Chinese military, the Chinese Communist Party, and potential threats to U.S. intellectual property and national security, and requesting that U.S. agencies consider adding the companies to the U.S. Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. Additionally, the U.S. House of Representatives recently introduced the “BIOSECURE Act” (H.R. 7085) and the Senate has advanced a substantially similar bill (S. 3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern”, including WuXi Biologics, or risk losing the ability to contract with, or otherwise receive funding from, the U.S. government.
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
We entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in January 2022, which amends and restates the letter agreement with the Bill & Melinda Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Bill & Melinda Gates Foundation purchased $20.0 million of shares of our convertible preferred stock which converted to shares of our common stock after our initial public offering and purchased $40.0 million of shares of our common stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

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
We have announced several leadership changes over the past year, including a Chief Executive Officer transition in January 2023 that became effective April 3, 2023. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies.
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
We have in the past and may in the future seek to acquire or invest in additional businesses and/or technologies that we believe complement or expand our product candidates, enhance our technical capabilities or otherwise offer growth opportunities in the United States and internationally. The pursuit of potential acquisitions and investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold, which is discussed in greater detail under Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
We have experienced significant growth in the number of our employees and the scope of our operations in recent years at both our sites and remote locations, particularly in the areas of research, development and regulatory affairs, and we expect to continue to experience growth as the clinical development of our product candidates progresses. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, improve our facilities, and continue to recruit and train additional qualified personnel. As a result of the global pandemic resulting from COVID-19, the majority of our workforce began working from home in March 2020. In April 2022, we reopened our offices to allow employees to return to work, and we now have employees working full-time in the office, a hybrid approach, or full-time remote. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that joined during the global pandemic or otherwise joined us as remote workers. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We continue to monitor our operations and applicable government recommendations, and we have made lasting modifications to our normal operations because of the COVID-19 pandemic. We now have employees working full time in the office, a hybrid approach, or full-time remote. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.
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
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data and (v) insider trading laws that restrict the buying and selling of shares of our common stock while in possession of material non-public information. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. In addition, during the course of our operations, our directors, executives and employees may have access to material non-public information regarding our business, our results of operations or potential transactions we are considering. We may not be able to prevent a director, executive or employee from violating our insider trading policies and trading, or “tipping” others who might trade, in our securities or the securities of other companies on the basis of, or while having access to, material non-public information. If a director, executive or employee were to be investigated, or an enforcement action were to be brought against a director, executive or employee for insider trading, it could have a negative impact on our reputation and our stock price.
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
In addition, our collaboration revenue and certain assets and liabilities are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and other currencies in which we do business will affect our operating results, often in unpredictable ways. Currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, our assets and liabilities denominated in foreign currency. We are also exposed to market risks related to our investments, including changes in fair value of equity securities we hold which may fluctuate from quarter to quarter and year to year. For additional information, see Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through April 26, 2024, the closing price of our stock ranged from $7.63 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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
During the quarterly period covered by this report, none of our directors or officers entered into or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) except as follows:
On February 29, 2024, for estate and financial planning reasons, Vicki Sato, Ph.D., the Chair of our Board of Directors, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the “Sato Trading Plan”). The Sato Trading Plan provides for potential trading activity from July 1, 2024, through June 30, 2025, with two monthly limit orders covering up to an aggregate of 263,040 shares of our common stock, which represents approximately 20% of the aggregate shares of Company common stock she currently holds. Dr. Sato has held the shares subject to the Sato Trading Plan for over 7 years from the date she acquired them on January 7, 2017. Under the Company’s 10b5-1 plan guidelines, Dr. Sato is prohibited from selling more than 50,000 shares in a single trading day. Each contemplated limit order will remain open for one month, and each open limit order will cancel at the end of that same month if the stock market price of our common stock does not reach the various limit prices specified in the Sato Trading Plan. Even if all the shares subject to the Sato Trading Plan are sold pursuant to such plan, Dr. Sato would still remain in compliance with the Company’s applicable equity ownership guidelines. The Sato Trading plan will expire upon the earlier of (i) the date all sales contemplated by the Sato Trading Plan have been executed, or (ii) June 30, 2025.
On January 31, 2024, Ann (Aine) Hanly, Ph.D., our Executive Vice President and Chief Technology Officer, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the “Hanly Trading Plan”). The Hanly Trading Plan provides for two limit order same day sales of vested stock options. Pursuant to these two orders, an aggregate of 22,518 shares of our common stock may be exercised and sold into the market. Under the Company’s 10b5-1 plan guidelines, Dr. Hanly is prohibited from selling more than 50,000 shares in a single trading day. Even if all the shares subject to the Hanly Trading Plan are sold pursuant to such plan, Dr. Hanly would still remain in compliance with the Company’s applicable equity ownership guidelines. The Hanly Trading Plan will expire upon the earlier of (i) the date all sales contemplated by the Hanly Trading Plan have been executed, or (ii) January 29, 2025.

On February 22, 2024, the Company issued restricted stock units (“RSUs”) subject to mandatory sell-to-cover tax withholding arrangements to the following officers of the Company:
•Marianne De Backer, M.Sc., Ph.D., MBA, Chief Executive Officer;
•Sung Lee, Executive Vice President and Chief Financial Officer; and
•Ann (Aine) Hanly, Ph.D., Executive Vice President and Chief Technology Officer.
Additionally, on January 22, 2024, March 1, 2024, March 2, 2024 and March 5, 2024 (each, an applicable “Adoption Date”), respectively, each of Ann (Aine) Hanly, Ph.D., our Executive Vice President and Chief Technology Officer, Sung Lee, our Executive Vice President and Chief Financial Officer, Marianne De Backer, M.Sc., Ph.D., MBA, our Chief Executive Officer, and Phillip Pang, M.D., Ph.D., our former Executive Vice President and Chief Medical Officer, entered into a 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act) with respect to certain RSUs (the “Sell-to-Cover Instructions”). Each of the Sell-to-Cover-Instructions provides for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement of RSUs in amount necessary to satisfy the Company’s applicable tax withholding obligation, which is based on the fair market value of the shares of the Company’s common stock subject to the RSUs that are settled on each applicable vesting date. The proceeds of any such sale will be delivered to us in satisfaction of such tax withholding obligations. Each of the Sell-to-Cover Instructions are subject to applicable “cooling-off periods”, consistent with Rule 10b5-1(c)(1)(ii)(B) of the Exchange Act. Each of Drs. De Backer’s, Hanly’s and Pang’s and Mr. Lee’s Sell-to-Cover Instructions apply with respect to the first award of RSUs granted on or after their respective hire dates and any RSUs that may, from time to time following such date, be granted to them by the Company, other than any future granted RSUs which by the terms of the applicable award agreement require the Company to withhold shares to satisfy tax withholding obligations in connection with the vesting and settlement of such RSUs, and therefore do not permit sell-to-cover transactions. Drs. Hanly’s and Pang’s Sell-to-Cover-Instructions further apply to any outstanding RSUs that were granted to them by the Company prior to the applicable Adoption Dates of their respective Sell-to-Cover Instructions that (i) are not subject to any prior automatic sale or sell-to-cover instruction and (ii) for which the next vesting date is after the applicable cooling-off period, other than any previously granted RSUs which by the terms of the applicable award agreement require the Company to withhold shares to satisfy tax withholding obligations in connection with the vesting and settlement of such RSUs, and therefore do not permit sell-to-cover transactions. The number of shares that will be sold under these RSU sell-to-cover tax withholding arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement.

Item 6. Exhibits.
(a)Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on October 16, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on March 8, 2023).

10.1†	Letter Agreement between the Company and Glaxo Wellcome UK Limited, dated February 21, 2024.

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

VIR BIOTECHNOLOGY, INC.

Date: May 3, 2024	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2024	By:	/s/ Sung Lee
Sung Lee Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)