Form 10-Q
period 2024-06-30
Vir Biotechnology, Inc.
filed 2024-08-01
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, the registrant had 136,639,571 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,864	$241,576
Short-term investments	849,833	1,270,980
Restricted cash and cash equivalents, current	13,946	13,268
Equity investments	4,368	9,853
Prepaid expenses and other current assets	40,729	52,549
Total current assets	1,205,740	1,588,226
Intangible assets, net	18,899	22,565
Goodwill	16,937	16,937
Property and equipment, net	66,063	96,018
Operating lease right-of-use assets	62,266	71,182
Restricted cash and cash equivalents, noncurrent	6,366	6,448
Long-term investments	279,992	105,275
Other assets	13,292	12,409
TOTAL ASSETS	$1,669,555	$1,919,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,389	$6,334
Accrued and other liabilities	75,321	104,220
Deferred revenue, current	16,702	64,853
Total current liabilities	96,412	175,407
Operating lease liabilities, noncurrent	95,018	111,673
Contingent consideration, noncurrent	30,600	25,960
Other long-term liabilities	13,855	15,784
TOTAL LIABILITIES	235,885	328,824
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 136,590,097 and 134,781,286 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	14	13
Additional paid-in capital	1,878,013	1,828,862
Accumulated other comprehensive loss	(2,879)	(815)
Accumulated deficit	(441,478)	(237,824)
TOTAL STOCKHOLDERS’ EQUITY	1,433,670	1,590,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,669,555	$1,919,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Collaboration revenue	$55	$(13,779)	$(932)	$32,795
Contract revenue	886	1,057	53,077	1,195
Grant revenue	2,134	16,519	7,306	32,764
Total revenues	3,075	3,797	59,451	66,754
Operating expenses:
Cost of revenue	52	22	111	1,929
Research and development	105,113	168,083	205,238	325,726
Selling, general and administrative	30,265	45,512	66,586	92,290
Restructuring, long-lived assets impairment and related charges	26,275	5,366	26,227	5,366
Total operating expenses	161,705	218,983	298,162	425,311
Loss from operations	(158,630)	(215,186)	(238,711)	(358,557)
Other income:
Change in fair value of equity investments	429	(5,086)	(5,486)	(18,189)
Interest income	18,846	23,016	40,129	44,323
Other expense, net	(535)	(367)	(822)	(8,388)
Total other income	18,740	17,563	33,821	17,746
Loss before benefit from income taxes	(139,890)	(197,623)	(204,890)	(340,811)
Benefit from income taxes	1,512	2,848	1,236	5,080
Net loss	(138,378)	(194,775)	(203,654)	(335,731)
Net loss attributable to noncontrolling interest	—	—	—	(56)
Net loss attributable to Vir	$(138,378)	$(194,775)	$(203,654)	$(335,675)
Net loss per share attributable to Vir, basic and diluted	$(1.02)	$(1.45)	$(1.50)	$(2.51)
Weighted-average shares outstanding, basic and diluted	136,233,725	134,059,079	135,757,187	133,807,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(138,378)	$(194,775)	$(203,654)	$(335,731)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(491)	307	(1,902)	6,201
Amortization of actuarial gain (loss)	9	9	(162)	18
Total other comprehensive (loss) income	(482)	316	(2,064)	6,219
Comprehensive loss	(138,860)	(194,459)	(205,718)	(329,512)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(56)
Comprehensive loss attributable to Vir	$(138,860)	$(194,459)	$(205,718)	$(329,456)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	135,843,560	$14	$1,852,839	$(2,397)	$(303,100)	$—	$1,547,356
Vesting of restricted common stock	289,451	—	—	—	—	—	—
Exercise of stock options	141,255	—	410	—	—	—	410
Issuance of common stock under employee stock purchase plan	315,831	—	2,602	—	—	—	2,602
Stock-based compensation	—	—	22,162	—	—	—	22,162
Other comprehensive loss	—	—	—	(482)	—	—	(482)
Net loss	—	—	—	—	(138,378)	—	(138,378)
Balance at June 30, 2024	136,590,097	$14	$1,878,013	$(2,879)	$(441,478)	$—	$1,433,670

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	133,930,957	$13	$1,737,626	$(3,219)	$236,337	$44	$1,970,801
Vesting of restricted common stock	100,292	—	—	—	—	—	—
Exercise of stock options	84,342	—	742	—	—	—	742
Issuance of common stock under employee stock purchase plan	114,903	—	2,605	—	—	—	2,605
Stock-based compensation	—	—	30,619	—	—	—	30,619
Other comprehensive income	—	—	—	316	—	—	316
Increase in ownership interest in a subsidiary	—	—	(56)	—	—	(44)	(100)
Net loss	—	—	—	—	(194,775)	—	(194,775)
Balance at June 30, 2023	134,230,494	$13	$1,771,536	$(2,903)	$41,562	$—	$1,810,208
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except shares amounts)
(unaudited)

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	134,781,286	$13	$1,828,862	$(815)	$(237,824)	$—	$1,590,236
Vesting of restricted common stock	1,239,705	1	—	—	—	—	1
Exercise of stock options	253,275	—	630	—	—	—	630
Issuance of common stock under employee stock purchase plan	315,831	—	2,602	—	—	—	2,602
Stock-based compensation	—	—	45,919	—	—	—	45,919
Other comprehensive loss	—	—	—	(2,064)	—	—	(2,064)
Net loss	—	—	—	—	(203,654)	—	(203,654)
Balance at June 30, 2024	136,590,097	$14	$1,878,013	$(2,879)	$(441,478)	$—	$1,433,670

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	133,236,687	$13	$1,709,835	$(9,122)	$377,237	$—	$2,077,963
Vesting of restricted common stock	617,460	—	—	—	—	—	—
Exercise of stock options	261,444	—	3,052	—	—	—	3,052
Issuance of common stock under employee stock purchase plan	114,903	—	2,605	—	—	—	2,605
Stock-based compensation	—	—	56,100	—	—	—	56,100
Other comprehensive income	—	—	—	6,219	—	—	6,219
Contributions from noncontrolling interest owners	—	—	—	—	—	100	100
Increase in ownership interest in a subsidiary	—	—	(56)			(44)	(100)
Net loss	—	—	—	—	(335,675)	(56)	(335,731)
Balance at June 30, 2023	134,230,494	$13	$1,771,536	$(2,903)	$41,562	$—	$1,810,208
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,654)	$(335,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in estimated constraint on profit-sharing amount	685	(26,285)
Depreciation and amortization	8,777	10,386
Amortization of premiums (accretion of discounts) on investments, net	2,875	(12,366)
Noncash lease expense	2,919	4,401
Change in fair value of equity investments	5,486	18,189
Change in estimated fair value of contingent consideration	4,639	(10)
Stock-based compensation	45,919	56,100
In-process research and development impairment	3,512	6,899
Long-lived assets impairment and disposal loss	26,467	5,366
Change in deferred income taxes	(363)	—
Other non-cash items, net	—	172
Changes in operating assets and liabilities:
Receivable from collaboration	2,288	3,041
Prepaid expenses and other current assets	8,257	27,298
Other assets	(882)	(2,283)
Accounts payable	(2,158)	5,630
Accrued liabilities and other long-term liabilities	(34,773)	(269,765)
Operating lease liabilities	(7,554)	(6,235)
Deferred revenue	(49,677)	164
Net cash used in operating activities	(187,237)	(515,029)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	912	—
Purchases of property and equipment	(2,538)	(16,324)
Purchases of investments	(834,339)	(694,289)
Maturities and sales of investments	1,075,992	1,039,007
Net cash provided by investing activities	240,027	328,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of principal on financing lease obligation	(138)	(134)
Proceeds from exercise of stock options	630	3,052
Issuance of common stock under ESPP	2,602	2,605
Contributions from noncontrolling interest owners	—	100
Increase in ownership interest in a subsidiary	—	(100)
Net cash provided by financing activities	3,094	5,523
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	55,884	(181,112)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	261,292	867,968
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$317,176	$686,856
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$296,864	$666,949
Restricted cash and cash equivalents, current	13,946	13,163
Restricted cash and cash equivalents, noncurrent	6,366	6,744
Total cash, cash equivalents and restricted cash and cash equivalents	$317,176	$686,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (“Vir” or the “Company”) is clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. Its current clinical development pipeline consists of product candidates targeting hepatitis delta virus (“HDV”) and hepatitis B virus (“HBV”). Vir also has a preclinical portfolio of programs across a range of other infectious diseases, including respiratory syncytial virus and human metapneumovirus (“RSV” and “MPV”, respectively).
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
Liquidity and Capital Resources
In November 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC, as sales agent (“TD Cowen”), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 3, 2023. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of June 30, 2024, no shares have been sold under the Sales Agreement.
As of June 30, 2024, the Company had $1.43 billion in cash, cash equivalents, and investments, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period.
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
Concentration of Credit Risk, Credit Loss and Other Risks and Uncertainties
The Company is subject to a number of challenges and risks similar to other biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of product candidates, and protection of proprietary technology. If the Company does not successfully obtain regulatory approval or commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or maintain profitability.
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
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of June 30, 2024, the Company has no off-balance sheet concentrations of credit risk.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents, current and noncurrent, primarily consist of funds received from certain grants that are restricted as to their use and money market funds to secure standby letters of credit and security deposits with financial institutions under office and laboratory space lease agreements.
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
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (group) may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows that the asset (group) is expected to generate. If such asset (group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (group) exceeds its fair value.
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
Contingent Consideration Obligations
Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date, are remeasured each subsequent reporting period until the related contingencies are resolved, and are classified as contingent consideration on the unaudited condensed consolidated balance sheets. The changes in fair values of contingent consideration related to the achievement of various milestones are recorded within research and development expenses or selling, general and administrative expenses based on the nature of the relevant underlying activities.
Leases
In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability, include any lease payments made prior to or on lease commencement, and exclude lease incentives and initial direct costs incurred, as applicable. On the lease commencement date, the Company estimates and includes in its lease payments any lease incentive amounts based on future events when (1) the events are within the Company’s control and (2) the event triggering the right to receive the incentive is deemed reasonably certain to occur. If the lease incentive received is greater or less than the amount recognized at lease commencement, the Company recognizes the difference as an adjustment to ROU asset and/or lease liability, as applicable.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Reclassification
Certain reclassifications have been made to prior period amounts on the Company’s condensed consolidated balance sheets to conform to the current period presentation and enhance comparability. As a result, the prior period amounts from deferred revenue, noncurrent were reclassified to other long-term liabilities. These reclassifications had no impact on previously reported total assets, total liabilities, or total stockholders' equity.
Certain reclassifications have been made to prior period amounts on the Company’s condensed consolidated statements of operations to conform to the current period presentation and enhance comparability. As a result, certain amounts related to long-lived assets impairment, previously reflected in research and development and selling, general and administrative, were reclassified to restructuring, long-lived assets impairment and related charges. These reclassifications had no impact on previously reported total revenues, total operating expenses, or net loss,
There were no reclassifications made to the condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders’ equity or consolidated consolidated statements of cash flows.
3. Fair Value Measurements
The Company determines the fair value of financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
•Level 1: Inputs that include quoted prices in active markets for identical assets and liabilities.
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
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds(1)	Level 1	$297,006	$—	$—	$297,006
U.S. government treasuries	Level 2	748,101	47	(617)	747,531
U.S. government agency bonds and discount notes	Level 2	96,270	50	(68)	96,252
Asset-backed securities	Level 2	23,196	11	(4)	23,203
Corporate bonds	Level 2	269,349	150	(556)	268,943
Equity securities	Level 1	N/A	N/A	N/A	4,368
Total financial assets		$1,433,922	$258	$(1,245)	$1,437,303
______________________________________________
(1)Includes $20.3 million of restricted cash equivalents.

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds(1)	Level 1	$278,187	$—	$—	$278,187
U.S. government treasuries	Level 2	1,162,124	1,017	(80)	1,163,061
U.S. government agency bonds and discount notes	Level 2	181,189	27	(50)	181,166
Equity securities	Level 1	N/A	N/A	N/A	9,853
Total financial assets		$1,621,500	$1,044	$(130)	$1,632,267
______________________________________________
(1)Includes $19.7 million of restricted cash equivalents.
Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $6.2 million and $4.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company did not write off any accrued interest receivable during the six months ended June 30, 2024 and 2023.
The Company recognized total net unrealized losses of $1.0 million and total net unrealized gains of $0.9 million in accumulated other comprehensive loss as of June 30, 2024 and December 31, 2023, respectively. The gross unrealized losses related to U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings as of June 30, 2024 and December 31, 2023 were due to changes in interest rates. The Company determined that the gross unrealized losses on the investments as of June 30, 2024 were temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of June 30, 2024, no securities have contractual maturities (or weighted average life for asset-backed securities) of longer than two years.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2024, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The equity securities of Brii Bio Parent are listed on the The Stock Exchange of Hong Kong Limited, are considered to be marketable equity securities, and measured at fair value at each reporting date. As of June 30, 2024, the Company remeasured the equity investment at a fair value of $4.4 million. The Company recognized an unrealized gain of $0.4 million and an unrealized loss of $5.1 million, for the three months ended June 30, 2024 and 2023, respectively, and an unrealized loss of $5.5 million and $18.2 million for the six months ended June 30, 2024 and 2023, respectively, as other income in the unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2024 and 2023, the unrealized gains or losses related to foreign currency translation were not material.
Contingent Consideration Obligations
Contingent consideration obligations include potential milestone payments in connection with the acquisition of Humabs Biomed SA (“Humabs”). The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of June 30, 2024 and December 31, 2023.
The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of June 30, 2024, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to tobevibart (formerly as VIR-3434), an investigational subcutaneously administered HBV-neutralizing monoclonal antibody, or mAb, using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	13.3% - 14.0% (13.4%)
Probability of achievement	16.2% - 80.0% (58.7%)
______________________________________________
(1)Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.
For the commercial milestones, the Company used a Monte Carlo simulation. As of June 30, 2024, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	75.0%
Discount rate	10.0%
Probability of achievement	47.4%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of June 30, 2024 and December 31, 2023, the estimated fair value of the contingent consideration related to the Humabs acquisition was $30.6 million and $26.0 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations.
The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions that give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration
Balance at December 31, 2023	$25,961
Changes in fair value	4,639
Balance at June 30, 2024	$30,600

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Grant Agreements
Bill & Melinda Gates Foundation Grants
The Company has entered into various grant agreements with the Bill & Melinda Gates Foundation (“BMGF”), under which it is currently awarded grants totaling up to $49.9 million to support its HIV vaccine program, tuberculosis vaccine program, HIV vaccinal antibody program and malaria vaccinal antibody program. The term of the grant agreements will expire at various dates through June 2027, unless terminated earlier by the BMGF for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the BMGF reasonably believes may threaten the success of the projects.
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
Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $0.3 million and $4.7 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had deferred revenue of $15.2 million and $13.1 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had $7.6 million and $9.2 million, respectively, within accrued and other liabilities, which may need to be refunded to the BMGF.
Biomedical Advanced Research and Development Authority
In September 2022, the Company entered into a multi-year agreement (the “BARDA Agreement”) under Other Transaction Authority with the Biomedical Advanced Research and Development Authority (“BARDA”), part of the U.S. Department of Health and Human Services’ Administration for Strategic Preparedness and Response. Under the BARDA Agreement, the Company may receive up to an estimated $1.0 billion to advance the development of a full portfolio of innovative solutions to address influenza and potentially other infectious disease threats. The Base Period for the BARDA Agreement includes government funding of approximately $55.0 million to reimburse a portion of expenses incurred by the Company to support the development of VIR-2482, an investigational prophylactic monoclonal antibody designed with the aim to protect against seasonal and pandemic influenza, including expenses related to the Phase 2 pre-exposure prophylaxis trial of VIR-2482. The BARDA Agreement also provides for additional funding after the exercise by BARDA of up to twelve options to further support the development of pre-exposure prophylactic antibodies including and beyond VIR-2482 for the prevention of influenza illness and supporting medical countermeasures for other pathogens of pandemic potential.
In September 2023, the Company and BARDA entered into Amendment No. P00001 to the BARDA Agreement (the “Amended BARDA Agreement”), pursuant to which BARDA awarded the Company $50.1 million in new funding upon the exercise of an additional option. The Company will use $40.0 million to support the development of VIR-7229 through a Phase 1 clinical trial and $10.1 million to support the discovery of new monoclonal antibody against a second pathogen of pandemic potential. The Company may also receive up to $11.2 million additional funding for the Base Period under the Amended BARDA Agreement to wind down activities related to the Phase 2 pre-exposure prophylaxis trial of VIR-2482. The Amended BARDA Agreement will expire in July 2027 and may be extended by mutual written agreement of the Company and BARDA, if funding is available and research opportunities within scope reasonably warrant, or, if any of the options are exercised (as described above), to cover the period of such exercised option set forth in the Amended BARDA Agreement. The Amended BARDA Agreement is terminable by the Company and BARDA at any time under specified circumstances, including for convenience.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company recognized grant revenue related to BARDA of $1.8 million and $11.8 million for the three months ended June 30, 2024 and 2023, respectively, and $5.1 million and $26.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had receivables from BARDA of $1.0 million and $7.6 million, respectively, as part of prepaid expenses and other current assets. As of June 30, 2024, $51.4 million of potential future reimbursement remains available under the Amended BARDA Agreement.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
In May 2021, the U.S. Food and Drug Administration (“FDA”) granted an EUA in the United States for sotrovimab, the first collaboration product under the Antibody Program. In April 2022, the FDA excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain variants. As the lead party for all manufacturing and commercialization activities, GSK incurs all of the manufacturing, sales and marketing expenses and is the principal on sales transactions with third parties. As described in Note 2—Summary of Significant Accounting Policies, the Company’s accounting policy related to the profit-share is to consider the agreed-upon share of the profit-sharing amounts each quarter and evaluate whether those amounts are subject to potential future adjustments based on the latest available facts and circumstances. As the Company is the agent, the Company recognizes its contractual share of the profit-sharing amounts or royalties (in case of an opt-out) as revenue, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs. Manufacturing costs include inventory revaluation adjustments, lower of cost or market inventory adjustments, inventory write-downs and write-offs, and binding purchase commitments with a third-party manufacturer among other manufacturing costs.
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
In 2023, GSK reported to the Company certain allowable manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized, which the Company had previously reserved as constraint on its cumulative profit-sharing amounts. For the year ended December 31, 2023, the Company paid GSK $341.4 million relating to these manufacturing expenses. GSK may continue to adjust allowable manufacturing expenses for the Company’s share of the excess supply write-offs and unused binding manufacturing capacity and report to the Company as cost-sharing amounts in future periods. The Company evaluated the latest available facts and circumstances to update its evaluation of profit-sharing amounts to be constrained. As of June 30, 2024, the Company’s share of the remaining estimated manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized is not material. The Company re-assesses these estimates each reporting period.
During the three and six months ended June 30, 2024 and 2023, the Company recorded profit-sharing amount, profit-sharing amount constrained, and profit-sharing amount previously constrained, released as components of collaboration revenue in the unaudited condensed consolidated statements of operations, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Profit-sharing amount	$55	$(8,396)	$(232)	$(1,160)
Profit-sharing amount constrained	—	(5,383)	(700)	—
Profit-sharing amount previously constrained, released	—	—	—	33,955
Total collaboration revenue, net	$55	$(13,779)	$(932)	$32,795
Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $2.7 million and $5.3 million during the three months ended June 30, 2024 and 2023, respectively, and $5.5 million and $12.5 million during the six months ended June 30, 2024 and 2023, respectively.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The parties mutually agree upon the allocation of responsibility for the development of products under the Expanded Functional Genomics Program, and for the development and early-stage manufacturing of products under the Additional Programs if and when GSK decides which Selected Pathogens to pursue. GSK is primarily responsible for commercial manufacturing and commercialization activities for products under the Expanded Functional Genomics Program and Additional Programs, if and when selected by GSK. For each collaboration program, the Company granted or will grant GSK certain license rights related to the development, manufacturing and commercialization of products arising from the program. GSK selected RSV as its first pathogen under the Additional Programs in 2022. During the first quarter of 2024, the Company recognized contract revenue of $51.7 million as GSK’s rights to select the remaining two additional non-influenza target pathogens expired on March 25, 2024. The Company had no other remaining performance obligations under the 2021 GSK Agreement.
The parties share 50% of all development costs in accordance with the budget for each of the collaboration programs. The parties also share 50% of all profits and losses arising from any collaboration product. Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2021 GSK Agreement, the Company recognized net reimbursement of research and development expenses of $0.5 million during the three and six months ended June 30, 2024 and additional net research and development expenses of $0.9 million and $1.3 million, respectively, during the three and six months ended June 30, 2023.
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	Useful life (in years)	June 30, 2024	December 31, 2023
Laboratory equipment	5	$40,530	$43,728
Computer equipment	3	2,551	2,783
Furniture and fixtures	5	2,549	2,887
Leasehold improvements	10 - 12	53,132	80,290
Construction in progress	N/A	267	226
Property and equipment, gross		99,029	129,914
Less accumulated depreciation		(32,966)	(33,896)
Total property and equipment, net		$66,063	$96,018
Depreciation expenses were $4.2 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively, and $8.6 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development expenses	$22,286	$33,129
Operating lease liabilities, current	19,495	12,867
Payroll and related expenses	19,040	41,322
Excess funds payable under grant agreements	7,603	9,202
Other professional and consulting expenses	2,835	3,418
Accrued royalties	1,135	816
Accrued income taxes	17	149
Other accrued expenses	2,910	3,317
Total accrued and other liabilities	$75,321	$104,220
7. Restructuring, Asset Impairment and Related Charges
In December 2023, the Company initiated strategic steps to reduce operating expenses and focus its capital allocation on programs with the highest potential for patient impact and value creation (“2023 Restructuring Plan”). As part of the steps, the R&D facilities in St. Louis, Missouri and Portland, Oregon will be closed in 2024. In addition, approximately 75 net positions, or 12% of the workforce, will be eliminated, which includes reductions from the Company’s discontinuation of its innate immunity small molecule group that was initiated in the third quarter of 2023.
The following table is a summary of restructuring charges incurred during the three and six months ended June 30, 2024 and a roll forward of accrued restructuring costs from December 31, 2023 to June 30, 2024 (in thousands). During the three months ended June 30, 2024, due to the completion of R&D activities at the St. Louis, Missouri site the Company assessed the related long-lived assets at the site for impairment. As a result, the Company recorded non-cash impairment charges of $24.2 million primarily related to the the write-off of the remaining balance of ROU asset and leasehold improvements and non-cash disposal losses of $2.3 million related to certain lab equipment held for sale. For the three and six months ended June 30, 2024, the Company did not incur material contract termination costs or other associated exit costs. As of June 30, 2024, the Company expects to incur additional restructuring charges of approximately $2 million, primarily related to facility closures in the future under the 2023 Restructuring Plan. The Company expects all actions related to the 2023 Restructuring Plan to be substantially completed in the third quarter of 2024.

	Severance and other employee-related expenses	Long-lived assets impairment charges and disposal losses	Total
Accrued restructuring charges at December 31, 2023	$4,454	$—	$4,454
Restructuring charges, net	(48)	—	(48)
Cash payment	(2,592)	—	(2,592)
Accrued restructuring charges at March 31, 2024	$1,814	$—	$1,814
Restructuring charges, net	(200)	26,475	26,275
Cash payment	(710)	—	(710)
Non-cash activity	—	(26,475)	(26,475)
Accrued restructuring charges at June 30, 2024	$904	$—	$904

Reconciliation of accrued restructuring charges to the condensed consolidated balance sheets
Accrued and other liabilities	$904	$—	$904

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended June 30, 2023, the Company ceased to use the leased space at 499 Illinois Street, San Francisco, California, former corporate headquarter. As a result, the Company assessed the related long-lived assets at the site for impairment and recognized $5.4 million impairment charges, primarily related to the write-off of the remaining balance of ROU asset and leasehold improvements.
8. Commitments and Contingencies
Manufacturing and Supply Agreements
In the first quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of tobevibart (the “Tobevibart Agreements”). As of June 30, 2024, the Company had unaccrued unpaid commitments of approximately $19 million under the Tobevibart Agreements.
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
9. Related Party Transactions
The Company holds a minority equity interest in Brii Biosciences Offshore Limited through Brii Bio Parent. As of June 30, 2024, one member of the Company’s board of directors serves on Brii Bio Parent’s board of directors.
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
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term of options (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected stock price volatility	90.2% - 91.8%	99.6% - 101.5%	89.2% - 91.8%	99.6% - 101.5%
Risk-free interest rate	4.4% - 4.6%	3.5% - 3.9%	4.3% - 4.6%	3.4% - 4.1%
Expected dividend yield	—	—	—	—

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
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$13,073	$17,112	$26,679	$30,465
Selling, general and administrative	9,089	13,507	19,240	25,635
Total stock-based compensation	$22,162	$30,619	$45,919	$56,100
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
The following is a calculation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Vir	$(138,378)	$(194,775)	$(203,654)	$(335,675)
Weighted-average shares outstanding, basic and diluted	136,233,725	134,059,079	135,757,187	133,807,357
Net loss attributable to Vir per share, basic and diluted	$(1.02)	$(1.45)	$(1.50)	$(2.51)

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options issued and outstanding	11,671,732	10,223,201	12,284,822	10,419,357
Restricted shares subject to future vesting	3,579,637	3,622,091	4,771,497	3,066,323
Total	15,251,369	13,845,292	17,056,319	13,485,680
12. Income Taxes
The table below presents our loss before benefit from income taxes, benefit from income taxes and effective tax rate for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss before benefit from income taxes	$(139,890)	$(197,623)	$(204,890)	$(340,811)
Benefit from income taxes	$1,512	$2,848	$1,236	$5,080
Effective tax rate	1.1%	1.4%	0.6%	1.5%
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
The benefit from income taxes for the three and six months ended June 30, 2024 was primarily due to a favorable adjustment in estimated tax payable. The benefit from income taxes for the three and six months ended June 30, 2023 was primarily due to a pre-tax loss and the Company’s ability to carry back the research and development credit to 2022.
Unrecognized tax benefits were $14.4 million and $13.6 million as of June 30, 2024 and December 31, 2023, respectively, and if recognized, would favorably affect the effective tax rate in future periods.
13. Subsequent events
2024 Restructuring Plan
On July 29, 2024, the Company, by its duly authorized officer, approved a strategic restructuring plan (“2024 Restructuring Plan”) to advance the development of its clinical portfolio and focus on the highest-value near-term opportunities. The 2024 Restructuring Plan is designed to optimize the Company’s cost structure by reducing the size of its workforce in alignment with the Company’s current goals and strategy. The Company is prioritizing investment in the clinical execution of its chronic hepatitis delta and chronic hepatitis B programs, as well as the T-cell engager assets subject to the recently announced exclusive worldwide license agreement with Amunix Pharmaceuticals, Inc., a Sanofi Company (“Sanofi”). The organizational realignment and optimization include phasing out programs in influenza, COVID-19 and the Company’s T cell-based viral vector platform. Notifications to employees impacted by the strategic restructuring plan were completed on July 31, 2024. Such employees represent approximately 25% of the Company’s workforce, or approximately 140 employees. The reduction will be substantially complete by the fourth quarter of 2024.
As a result of these changes, the Company expects to incur restructuring charges between $11 million to $13 million, primarily related to employee severance cash expenditures. The Company anticipates recognizing these expenses through the fourth quarter of 2024. The estimated restructuring charges are contingent upon various assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events related to or resulting from these strategic steps.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
License Agreement with Sanofi
On July 31, 2024, the Company and Sanofi entered into a License Agreement (the “Agreement”). Upon closing of the transaction contemplated by the Agreement (the “Closing” and the “Transaction”, respectively), the Company will obtain an exclusive (even as to Sanofi and its affiliates), worldwide, royalty-bearing, sublicensable (through multiple tiers in accordance with the Agreement), transferable (to the extent permitted under the Agreement) license to research, develop, manufacture, commercialize and otherwise exploit (i) three clinical-stage masked T-cell engagers of Sanofi, for all therapeutic, prophylactic, palliative, and diagnostic uses, excluding the ophthalmological field, and (ii) the protease-cleavable masking platform of Sanofi for oncology and infectious disease, excluding the ophthalmological field. At Closing, the Company will make an upfront payment to Sanofi in the amount of $100 million plus $75 million in an escrowed milestone payment that is subject to SAR446368 (AMX-525) achieving “first in human dosing” by 2026. Sanofi will also be eligible to receive up to an additional $323 million in future development and regulatory milestone payments, up to an additional $1.488 billion in commercial net sales-based milestone payments, and low single-digit to low double-digit tiered royalties on worldwide net sales. The consummation of the Transaction is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company is in the process of assessing the accounting treatment of the Transaction.

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
Overview
We are a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. At Vir, we have a bold vision – powering the immune system to transform lives. Our growth and pursuit of scientific innovation is fueled by our world-class leading monoclonal antibody (mAb) platform that has a proven track record and is further strengthened by our artificial intelligence-led mAb optimization and engineering capabilities.
Our current clinical development pipeline consists of product candidates targeting hepatitis delta virus (HDV) and hepatitis B virus (HBV). The most advanced preclinical candidate in our pipeline includes respiratory syncytial virus (RSV) and human metapneumovirus (MPV). Additionally, Vir is evaluating a small interfering RNA (siRNA) through a collaboration with Alnylam in our hepatitis clinical trials. We have established our own internal process development, analytical development, manufacturing, supply chain and quality capabilities and worked with contract development and manufacturing organizations (CDMOs) to develop, manufacture, test and supply our early- and late-stage product candidates.
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
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2024. For additional developments or for a more comprehensive discussion of certain developments below, see our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the period March 31, 2024.
Pipeline Programs
Chronic Hepatitis Delta (CHD)
•We presented positive preliminary Phase 2 chronic hepatitis delta SOLSTICE study data at the European Association for the Study of the Liver, EASL™ Congress 2024.
◦Tobevibart monotherapy and combination therapy with elebsiran achieved high virologic response and ALT normalization in people living with the hepatitis delta virus after 12 and 24 weeks of treatment.
◦Complete 24-week treatment data on the approximately 60 participants is on track to be reported in the fourth quarter of 2024.
•On June 26, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug (IND) application and granted Fast Track designation for the combination of tobevibart and elebsiran for the treatment of chronic hepatitis delta infection.
Chronic Hepatitis B (CHB)
•The Phase 2 MARCH Part B study is fully enrolled with 48-week end of treatment data expected in the fourth quarter of 2024. The study is evaluating the safety, tolerability and antiviral activity of the combination of tobevibart and elebsiran with and without peginterferon alpha.
•Initial data from the Phase 2 PREVAIL platform study and its THRIVE/STRIVE sub-protocols is expected in the first half of 2025. These studies are evaluating combinations of tobevibart, elebsiran and/or peginterferon alpha in two patient populations: immune-active but treatment-naïve and inactive carriers.

Corporate Update
•As announced on August 1, 2024, we signed an exclusive worldwide license agreement with Sanofi for multiple potential best-in-class clinical-stage T-cell engagers and exclusive use of the protease-cleavable masking platform, acquired by Sanofi from Amunix Pharmaceuticals. This license agreement is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act Antitrust Improvements Act of 1976, as amended (HSR).
•We initiated a strategic restructuring to advance the development of our hepatitis programs and focus on the highest near-term value opportunities. The organizational realignment and optimization include phasing out programs in influenza, COVID-19, and our T cell-based viral vector platform, as well as a workforce reduction of approximately 25% or approximately 140 employees. We expect to end 2024 with approximately 435 employees, a decrease of approximately 200 from our peak headcount in the second quarter of 2023. This includes the Sanofi employees who are expected to join us following receipt of HSR clearance.
As a result of this strategic restructuring and prioritization we anticipate:
•Approximately $50 million of annual workforce cost savings starting in 2025. Combined with the strategic actions taken in December 2023, we lowered our cost structure by approximately $90 million since its peak in 2023, part of which will be redeployed to the newly anticipated key personnel from Sanofi.
•Cost savings of $50 million through the end of 2025 due to the phasing out of certain programs. These savings will substantially be reinvested in the newly licensed programs from Sanofi following closing of the transaction.
•Restructuring expenses estimated at $11 million to $13 million, primarily related to employee severance cash payouts. We expect to recognize most of these expenses in the second half of 2024.
•On May 29, 2024, we announced the appointment of Mark D. Eisner, M.D., M.P.H. as Executive Vice President and Chief Medical Officer, effective June 3, 2024. Dr. Eisner brings extensive late-stage clinical development expertise and deep knowledge in the fields of immunology and infectious disease.
•On April 18, 2024, we announced that founding board members Phillip Sharp, Ph.D. and Robert Perez would not stand for reelection. Effective May 29, 2024, two new independent directors were elected in their place, including Norbert Bischofberger, Ph.D., who brings close to 40 years of biotech leadership experience and Ramy Farid, Ph.D., whose pioneering work applying advanced computational methods to drug discovery has enabled high-quality, novel molecules for drug development and materials applications.
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

Components of Operating Results
Revenues
To date, sotrovimab has been granted emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®), and has been supplied in more than 30 countries. Although we have previously recognized revenue from our profit-share related to sotrovimab under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement, we may continue to incur net operating losses for at least the next several years as the extent of future revenue from the sale of sotrovimab remains uncertain. While we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain variants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging variants, we cannot predict whether other countries will further limit the use of sotrovimab. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future, and we do not expect meaningful collaboration revenue in the future from the sale of sotrovimab for the treatment of COVID-19 even if it were reauthorized by the FDA. In addition, we have not obtained regulatory approval for any other product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.
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
Constraint on variable consideration
In May 2021, the FDA granted an EUA in the U.S. for sotrovimab. In April 2022, the FDA excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain variants. As the lead party for all manufacturing and commercialization activities, GSK incurs all of the manufacturing, sales and marketing expenses and is the principal on sales transactions with third parties. Our accounting policy related to the profit-share is to consider the agreed-upon share of the profit-sharing amounts each quarter and evaluate whether those amounts are subject to potential future adjustments based on the latest available facts and circumstances, subject to the terms of the 2020 GSK Agreement.
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
Restructuring, long-lived asset impairment and related charges
Restructuring, long-lives asset impairment and related charges consist primarily of charges incurred in connection with our cost saving initiatives implemented during the second half of 2023, including severance and other employee-related expenses and long-lived assets impairment charges and disposal losses.
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
Benefit from Income Taxes
Benefit from income taxes consists primarily of income taxes on our domestic and foreign operations.

Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest consists of net loss attributable to the noncontrolling interest owners of Encentrio Therapeutics, Inc., our subsidiary, during the three months ended March 31, 2023.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Collaboration revenue	$55	$(13,779)	$13,834	$(932)	$32,795	$(33,727)
Contract revenue	886	1,057	(171)	53,077	1,195	51,882
Grant revenue	2,134	16,519	(14,385)	7,306	32,764	(25,458)
Total revenues	3,075	3,797	(722)	59,451	66,754	(7,303)
Operating expenses:
Cost of revenue	52	22	30	111	1,929	(1,818)
Research and development	105,113	168,083	(62,970)	205,238	325,726	(120,488)
Selling, general and administrative	30,265	45,512	(15,247)	66,586	92,290	(25,704)
Restructuring, long-lived assets impairment and related charges	26,275	5,366	20,909	26,227	5,366	20,861
Total operating expenses	161,705	218,983	(57,278)	298,162	425,311	(127,149)
Loss from operations	(158,630)	(215,186)	56,556	(238,711)	(358,557)	119,846
Other income:
Change in fair value of equity investments	429	(5,086)	5,515	(5,486)	(18,189)	12,703
Interest income	18,846	23,016	(4,170)	40,129	44,323	(4,194)
Other expense, net	(535)	(367)	(168)	(822)	(8,388)	7,566
Total other income	18,740	17,563	1,177	33,821	17,746	16,075
Loss before benefit from income taxes	(139,890)	(197,623)	57,733	(204,890)	(340,811)	135,921
Benefit from income taxes	1,512	2,848	(1,336)	1,236	5,080	(3,844)
Net loss	(138,378)	(194,775)	56,397	(203,654)	(335,731)	132,077
Net loss attributable to noncontrolling interest	—	—	—	—	(56)	56
Net loss attributable to Vir	$(138,378)	$(194,775)	$56,397	$(203,654)	$(335,675)	$132,021
Revenues
The increase in collaboration revenue for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower loss from the sales of sotrovimab and lower profit-sharing amount constrained under the 2020 GSK Agreement. The decrease in collaboration revenue for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower revenues from the release of profit-sharing amount previously constrained.
The decrease in contract revenue for the three months ended June 30, 2024 compared to the same period in 2023 was not material. The increase in contract revenue for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to $51.7 million of deferred revenue recognized during the first quarter of 2024 as GSK’s rights to select up to two additional non-influenza target pathogens under the 2021 GSK Agreement expired on March 25, 2024.
The decrease in grant revenue for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to lower revenue recognized in accordance with our agreement with BARDA.

Cost of Revenue
The increase in cost of revenue for the three months ended June 30, 2024 compared to the same period in 2023 was not material. The decrease in cost of revenue for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Licenses, collaborations and contingent consideration	$5,182	$7,551	$(2,369)	$10,878	$15,297	$(4,419)
Personnel	43,670	50,089	(6,419)	89,860	94,033	(4,173)
Contract manufacturing	10,524	28,242	(17,718)	20,193	65,795	(45,602)
Clinical costs	12,318	43,881	(31,563)	23,925	83,719	(59,794)
Other	33,419	38,320	(4,901)	60,382	66,882	(6,500)
Total research and development expenses	$105,113	$168,083	$(62,970)	$205,238	$325,726	$(120,488)
The decrease in research and development expenses for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to lower clinical costs and contract manufacturing costs associated with the wind down of the Company’s Phase 2 PENINSULA trial evaluating VIR-2482, lower contract manufacturing costs associated with tobevibart and elebsiran used in the Company's CHD and CHB clinical trials, and lower personnel costs associated with the reduction in the headcount resulting from the cost saving initiatives implemented during the second half of 2023.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to cost saving initiatives implemented during the second half of 2023.
Restructuring, long-lived assets impairment and related charges
The increase in restructuring, long-lived assets impairment and related charges for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to right-of-use asset and leasehold improvement impairment charges related to closing our St. Louis, Missouri facility, which was previously announced on December 13, 2023.
Change in Fair Value of Equity Investments
Our investment consisted solely of shares of Brii Bio Parent, which is a marketable equity investment and remeasured to fair value at each reporting period. For the three and six months ended June 30, 2024, we recognized an unrealized gain of $0.4 million and an unrealized loss $5.5 million due to the change in fair value, respectively, compared to an unrealized loss of $5.1 million and $18.2 million for the same periods in 2023, respectively.
Interest Income
The decrease in interest income for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to lower balances of cash, cash equivalents, and investments.
Other Expense, Net
The increase in other expense, net for the three months ended June 30, 2024 compared to the same period in 2023 was not material. The decrease in other expense, net for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a decrease in foreign exchange measurement loss related to the accrued liability recognized in connection with the profit-sharing amount constrained under the 2020 GSK Agreement.

Benefit from Income Taxes
The benefit for income taxes for the three and six months ended June 30, 2024 was primarily due to favorable adjustments in estimated tax payable. The benefit from income taxes for the three and six months ended June 30, 2023 was primarily due to a pre-tax loss and the Company’s ability to carry back the research and development credit to 2022.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of June 30, 2024, we had $1.43 billion in cash, cash equivalents, and investments. As of June 30, 2024, we had accumulated deficit of $441.5 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, in November 2023 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the shelf registration statement on Form S-3 and a related prospectus that we filed with the SEC on November 3, 2023. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of June 30, 2024, no shares have been sold under the Sales Agreement.
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
We have not obtained regulatory approval for any product candidates other than sotrovimab, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2024 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2024 and 2035. As of June 30, 2024, we expect to make total lease payments of $143.5 million through 2034.

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
In the first quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of tobevibart (the "Tobevibart Agreements"). As of June 30, 2024, the Company had a balance of unaccrued unpaid commitments of approximately $19 million under the Tobevibart Agreements.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(187,237)	$(515,029)
Investing activities	240,027	328,394
Financing activities	3,094	5,523
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$55,884	$(181,112)
Operating Activities
Cash used in operating activities is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the six months ended June 30, 2024 decreased compared to the same period in 2023 primarily due to lower payments to GSK related to profit-sharing amount constrained under the 2020 GSK Agreement, and lower clinical development and contract manufacturing activities related to the wind down of the Phase 2 PENINSULA trial evaluating VIR-2482, partially offset by lower receipts for grant and collaboration revenues.
Investing Activities
Cash provided by investing activities during the six months ended June 30, 2024 decreased compared to the same period in 2023 primarily due to higher cash used in investment purchases, net of investment maturities and sales.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2024 decreased compared to the same period in 2023 primarily due to lower proceeds from the exercises of stock options.
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
There have been no significant changes in our critical accounting policies during the six months ended June 30, 2024, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $317.2 million as of June 30, 2024, which primarily consisted of deposits in checking and sweep accounts at financial institutions and money market funds. We also had short-term and long-term investments of $1.1 billion as of June 30, 2024. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2024.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and our collaboration with GSK and consequently the Swiss Franc, Australian dollar and British pound. Transaction gains and losses are included in other expense, net on the unaudited condensed consolidated statements of operations and were not material for the three and six months ended June 30, 2024 and 2023.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $4.4 million as of June 30, 2024. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of June 30, 2024 by approximately $0.4 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer (principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer (principal executive officer and principal financial officer) has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Although the FDA has granted Fast Track designation for the combination of tobevibart and elebsiran for the treatment of chronic hepatitis delta infection, and might in the future grant Fast Track, Breakthrough Therapy, Priority Review or similar designations to our other product candidates, there can be no assurance that any of our product candidates that receive such designations in the U.S. or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
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
•We have experienced significant growth in our organization in recent years, and we may experience difficulties in managing this growth, which could disrupt our operations.
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
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $203.7 million and $335.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $441.5 million.
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
As of June 30, 2024, we had cash, cash equivalents and investments of $1.43 billion. Based upon our current operating plan, we believe that the $1.43 billion as of June 30, 2024 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. Other unanticipated costs may also arise. Because the design and outcome of our clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates or any future product candidates that we develop.
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
We are developing elebsiran and tobevibart for the functional cure of hepatitis B virus, or HBV, and for the chronic treatment of hepatitis delta virus, or HDV. Each of these product candidates has the potential to stimulate an effective immune response and has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We have an ongoing Phase 2 clinical trial that combines elebsiran with pegylated interferon-alpha and a Phase 2 clinical trial that combines elebsiran with tobevibart. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. We also have a Phase 2 clinical trial evaluating tobevibart as a monotherapy or in combination with elebsiran for the treatment of chronic HDV. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. This could result in our own products being removed from the market or being less successful commercially.
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
Although the FDA has granted Fast Track designation for the combination of tobevibart and elebsiran for the treatment of chronic hepatitis delta infection, and might in the future grant Fast Track, Breakthrough Therapy, Priority Review or similar designations to our product candidates, there can be no assurance that any of our product candidates that receive such designations in the U.S. or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical trials and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. On June 26, 2024, we announced that the FDA granted Fast Track designation for the combination of tobevibart and elebsiran for the treatment of chronic hepatitis delta infection. We can provide no assurances that this product candidate or any of our other product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke any such designation, or elect to treat designated candidates in a manner different from what was originally indicated, if determined that any such product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of any of these designations could materially and adversely affect our business, financial condition, cash flows and results of operations.

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
Public perception may be influenced by claims that T cell-based viral vector platform technology is unsafe and products incorporating this technology may not gain the acceptance of the public or the medical community, or that CRISPR gene-editing technology is unethical or immoral. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians specializing in our targeted diseases prescribing, and their patients being willing to receive, our product candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of the technologies that we rely on may result in fewer physicians prescribing our products or may reduce the willingness of patients to utilize our products or participate in clinical trials for our product candidates.
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
Risks Related to Regulatory Compliance
Any product candidates for which we intend to seek approval may face competition sooner than anticipated.
Even if we are successful in achieving regulatory approval to commercialize any product candidate faster than our competitors, such product candidates may face competition from biosimilar or generic products. In the United States, biologic product candidates are subject to approval and licensure under the BLA pathway and small molecules, such as our siRNA product VIR-2218, under the NDA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, creates a similar pathway for seeking approval of a generic version of an approved, small molecule innovator drug product. For additional information regarding biosimilars and exclusivity, see the section titled “Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
If competitors are able to obtain marketing approval for generics or biosimilars referencing our licensed small molecule or biologic products after the expiration of applicable periods of regulatory exclusivity, our products may become subject to competition from such generics or biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. In addition, the extent to which any regulatory exclusivity may apply to competing products authorized under an EUA is unclear and may not apply.
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
We are currently conducting process development and manufacturing material for product candidates of three different therapeutic modalities: mAbs, T cell-based viral vector platform vaccines and siRNAs. Except for limited early-clinical phase process, analytical and formulation development, cell line development, small-scale non-GMP manufacturing for preclinical studies, and quality control testing capabilities in certain of our facilities that is either established or is currently being built, we do not own or operate facilities for full process development or product manufacturing, storage and distribution, or testing. We are dependent on third parties, including strategic collaborators and contract development and manufacturing organizations, or CDMOs, to develop the manufacturing process and manufacture the clinical supplies of our current and any future product candidates. We have established relationships with multiple third parties that have developed the manufacturing processes and produced material to support our preclinical, Phase 1, 2, and 3 clinical trials. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our future product candidates. Certain of our product candidates may have to compete with existing and future products, such as the annual flu vaccine, that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.

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
In addition, third party manufacturers may have little or no experience with viral vector products and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our T cell-based viral vector platform product candidates. The challenges to T cell-based viral vector platform vaccine manufacturing include the large size of the virus, which precludes terminal sterile filtration, and that some vectors have a restricted growth phenotype in cells that reduces yields during manufacturing. To address these challenges, we have made significant investments in process development and scale-up, largely funded by grants from the Bill & Melinda Gates Foundation. We have established a cGMP process in support of Phase 1 and Phase 2 clinical trials that has been successfully transferred and executed at a CDMO specializing in live vaccine manufacturing. However, the existing process will require additional process development and scale-up for later stages of clinical development and commercial supply. To fulfill our T cell-based viral vector platform supply requirements, we may need to secure alternative suppliers and manufacturers viral vector products and/or key raw materials and components, and such alternative suppliers and manufacturers may not have the manufacturing experience or capacity required for T cell-based viral vector platform vaccine manufacturing, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize, manufacture or supply our current or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure or total or partial suspension of production. Any such recall, seizure or suspension could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs.
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
We are highly dependent on our management, clinical and scientific personnel. Our key personnel may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.
We have recently announced several leadership changes, including a Chief Executive Officer transition in January 2023 that became effective April 3, 2023. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies.
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
We have experienced significant growth in our organization in recent years, and we may experience difficulties in managing this growth, which could disrupt our operations.
We have experienced significant growth in the number of our employees and the scope of our operations in recent years at both our sites and remote locations, particularly in the areas of research, development and regulatory affairs. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, improve our facilities, and continue to recruit and train additional qualified personnel. As a result of the global pandemic resulting from COVID-19, the majority of our workforce began working from home in March 2020. In April 2022, we reopened our offices to allow employees to return to work, and we now have employees working full-time in the office, a hybrid approach, or full-time remote. Despite this, we must continue to effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage any further expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees that joined during the global pandemic or otherwise joined us as remote workers. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through July 26, 2024, the closing price of our stock ranged from $7.63 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.
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

On June 10, 2024, for estate and financial planning purposes, Marianne De Backer, M.Sc., Ph.D., MBA, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the “De Backer Trading Plan”). The De Backer Trading Plan provides for a sale of 18,000 shares in a limit order, which order will be in effect from approximately September 11, 2024 to December 31, 2024. The sales are intended to generate funds to satisfy Dr. De Backer’s tax obligation in connection with the vesting in April 2024 of shares pursuant to a restricted stock unit (“RSU”) award. Under the Company’s 10b5-1 plan guidelines, Dr. De Backer is prohibited from selling more than 50,000 shares in a single trading day. The De Backer Trading Plan will expire upon the earlier of (i) the date all sales contemplated by the De Backer Trading Plan have been executed, or (ii) December 31, 2024.
On June 10, 2024, for estate and financial planning purposes, Janet Napolitano, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the “Napolitano Trading Plan”). The Napolitano Trading Plan provides for potential trading activity from approximately September 11, 2024 to August 31, 2025, and includes both market and limit orders covering up to an aggregate of 23,806 shares of our common stock to be sold. Under the Company’s 10b5-1 plan guidelines, Ms. Napolitano is prohibited from selling more than 50,000 shares in a single trading day. The Napolitano Trading plan will expire upon the earlier of (i) the date all sales contemplated by the Napolitano Trading Plan have been executed, or (ii) August 31, 2025.
On June 15, 2024, the Company issued RSUs subject to mandatory sell-to-cover tax withholding arrangements to Ruju Bhatt Srivastava, M.D., the Company’s Executive Vice President, Program Leadership and Management.
Additionally, on April 22, 2024, and May 21, 2024, (each, an applicable “Adoption Date”), respectively, Dr. Srivastava and Mark Eisner, M.D., M.P.H., the Company’s Executive Vice President and Chief Medical Officer, each entered into a 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act) with respect to certain RSUs (the “Sell-to-Cover Instructions”). The Sell-to-Cover-Instructions provide for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement of RSUs in amounts necessary to satisfy the Company’s applicable tax withholding obligation, which is based on the fair market value of the shares of the Company’s common stock subject to the RSUs that are settled on each applicable vesting date. The proceeds of any such sale will be delivered to the Company in satisfaction of such tax withholding obligations. The Sell-to-Cover Instructions are subject to applicable “cooling-off periods”, consistent with Rule 10b5-1(c)(1)(ii)(B) of the Exchange Act. Each of Drs. Srivastava’s and Eisner’s Sell-to-Cover Instructions apply with respect to the first award of RSUs granted on or after their respective hire dates and any RSUs that may, from time to time following such date, be granted to them by the Company, other than any future granted RSUs which by the terms of the applicable award agreements require the Company to withhold shares to satisfy tax withholding obligations in connection with the vesting and settlement of such RSUs, and therefore do not permit sell-to-cover transactions. The number of shares that will be sold under these RSU sell-to-cover tax withholding arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement.
Appointment of Certain Officers
On July 30, 2024, our Board of Directors appointed Dr. De Backer as principal financial officer and principal accounting officer of the Company.
Dr. De Backer’s biographical information is disclosed in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “Commission”) on January 25, 2023, and in the Company’s definitive proxy statement filed with the Commission on April 19, 2024, and such biographical information is incorporated herein by reference. There are no arrangements or understandings between Dr. De Backer and any other persons pursuant to which she was selected as the Company’s principal financial officer and principal accounting officer. There are no family relationships between Dr. De Backer and any director or executive officer of the Company. Dr. De Backer has no direct or indirect interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Dr. De Backer will not receive any adjustment to her compensation or any additional compensation in connection with performing the functions of principal financial officer and principal accounting officer of the Company.

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

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

VIR BIOTECHNOLOGY, INC.

Date: August 1, 2024	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)