Form 10-Q
period 2024-09-30
Vir Biotechnology, Inc.
filed 2024-11-04
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, the registrant had 137,720,120 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, research and development, potential of, and expectations for, our pipeline and technology platforms, the timing, potential of and expectations for planned preclinical and clinical studies, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations and in-licenses, projected costs, prospects, plans, objectives of management, expected market size and growth for our potential products, the timing of availability of clinical data, program updates and data disclosures, and our plans for our hepatitis B virus, hepatitis delta virus, influenza, COVID-19 and human immunodeficiency virus and masked T-cell engagers portfolios, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “might”, “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Other sections of this report may include additional factors that could harm our business and financial performance. Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in commercialization of a product. Results in early-stage clinical studies may not be indicative of full results or results from later stage or larger scale clinical studies and do not ensure regulatory approval. You should not place undue reliance on these statements, or the scientific data presented. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,350	$241,576
Short-term investments	740,607	1,270,980
Restricted cash and cash equivalents, current	89,598	13,268
Equity investments	5,517	9,853
Prepaid expenses and other current assets	43,085	52,549
Total current assets	1,047,157	1,588,226
Intangible assets, net	19,258	22,565
Goodwill	16,938	16,937
Property and equipment, net	64,791	96,018
Operating lease right-of-use assets	60,779	71,182
Restricted cash and cash equivalents, noncurrent	6,382	6,448
Long-term investments	271,495	105,275
Other assets	11,556	12,409
TOTAL ASSETS	$1,498,356	$1,919,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,305	$6,334
Accrued and other liabilities	94,658	104,220
Deferred revenue, current	15,198	64,853
Total current liabilities	117,161	175,407
Operating lease liabilities, noncurrent	93,405	111,673
Contingent consideration, noncurrent	33,170	25,960
Other long-term liabilities	13,893	15,784
TOTAL LIABILITIES	257,629	328,824
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 136,706,350 and 134,781,286 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	14	13
Additional paid-in capital	1,894,781	1,828,862
Accumulated other comprehensive gain (loss)	1,127	(815)
Accumulated deficit	(655,195)	(237,824)
TOTAL STOCKHOLDERS’ EQUITY	1,240,727	1,590,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,498,356	$1,919,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Collaboration revenue	$(1,102)	$(4,387)	$(2,034)	$28,408
Contract revenue	1,391	289	54,468	1,484
Grant revenue	2,091	6,737	9,397	39,501
Total revenues	2,380	2,639	61,831	69,393
Operating expenses:
Cost of revenue	50	38	161	1,967
Research and development	195,178	145,028	400,416	470,754
Selling, general and administrative	25,744	40,933	92,330	133,223
Restructuring, long-lived assets impairment and related charges	12,712	3,372	38,939	8,738
Total operating expenses	233,684	189,371	531,846	614,682
Loss from operations	(231,304)	(186,732)	(470,015)	(545,289)
Other income:
Change in fair value of equity investments	1,130	(2,707)	(4,356)	(20,896)
Interest income	17,527	21,931	57,656	66,254
Other (expense) income, net	(893)	882	(1,715)	(7,506)
Total other income	17,764	20,106	51,585	37,852
Loss before (provision for) benefit from income taxes	(213,540)	(166,626)	(418,430)	(507,437)
(Provision for) benefit from income taxes	(177)	3,213	1,059	8,293
Net loss	(213,717)	(163,413)	(417,371)	(499,144)
Net loss attributable to noncontrolling interest	—	—	—	(56)
Net loss attributable to Vir	$(213,717)	$(163,413)	$(417,371)	$(499,088)
Net loss per share attributable to Vir, basic and diluted	$(1.56)	$(1.22)	$(3.07)	$(3.73)
Weighted-average shares outstanding, basic and diluted	136,653,753	134,289,620	136,058,223	133,969,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(213,717)	$(163,413)	$(417,371)	$(499,144)
Other comprehensive income:
Unrealized gain on investments	3,996	994	2,094	7,194
Amortization of actuarial gain (loss)	10	9	(152)	28
Total other comprehensive income	4,006	1,003	1,942	7,222
Comprehensive loss	(209,711)	(162,410)	(415,429)	(491,922)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(56)
Comprehensive loss attributable to Vir	$(209,711)	$(162,410)	$(415,429)	$(491,866)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	136,590,097	$14	$1,878,013	$(2,879)	$(441,478)	$—	$1,433,670
Vesting of restricted common stock	81,415	—	—	—	—	—	—
Exercise of stock options	34,838	—	71	—	—	—	71
Stock-based compensation	—	—	16,697	—	—	—	16,697
Other comprehensive income	—	—	—	4,006	—	—	4,006
Net loss	—	—	—	—	(213,717)	—	(213,717)
Balance at September 30, 2024	136,706,350	$14	$1,894,781	$1,127	$(655,195)	$—	$1,240,727

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	134,230,494	$13	$1,771,536	$(2,903)	$41,562	$—	$1,810,208
Vesting of restricted common stock	73,351	—	—	—	—	—	—
Exercise of stock options	194,041	—	343	—	—	—	343
Stock-based compensation	—	—	26,944	—	—	—	26,944
Other comprehensive income	—	—	—	1,003	—	—	1,003
Net loss	—	—	—	—	(163,413)	—	(163,413)
Balance at September 30, 2023	134,497,886	$13	$1,798,823	$(1,900)	$(121,851)	$—	$1,675,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except shares amounts)
(unaudited)

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	134,781,286	$13	$1,828,862	$(815)	$(237,824)	$—	$1,590,236
Vesting of restricted common stock	1,321,120	1	—	—	—	—	1
Exercise of stock options	288,113	—	701	—	—	—	701
Issuance of common stock under employee stock purchase plan	315,831	—	2,602	—	—	—	2,602
Stock-based compensation	—	—	62,616	—	—	—	62,616
Other comprehensive income	—	—	—	1,942	—	—	1,942
Net loss	—	—	—	—	(417,371)	—	(417,371)
Balance at September 30, 2024	136,706,350	$14	$1,894,781	$1,127	$(655,195)	$—	$1,240,727

	Vir Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	133,236,687	$13	$1,709,835	$(9,122)	$377,237	$—	$2,077,963
Vesting of restricted common stock	690,811	—	—	—	—	—	—
Exercise of stock options	455,485	—	3,395	—	—	—	3,395
Issuance of common stock under employee stock purchase plan	114,903	—	2,605	—	—	—	2,605
Stock-based compensation	—	—	83,044	—	—	—	83,044
Other comprehensive income	—	—	—	7,222	—	—	7,222
Contributions from noncontrolling interest owners	—	—	—	—	—	100	100
Increase in ownership interest in a subsidiary	—	—	(56)			(44)	(100)
Net loss	—	—	—	—	(499,088)	(56)	(499,144)
Balance at September 30, 2023	134,497,886	$13	$1,798,823	$(1,900)	$(121,851)	$—	$1,675,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(417,371)	$(499,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in estimated constraint on profit-sharing amount	685	(28,101)
Depreciation and amortization	11,673	14,972
Amortization of premiums (accretion of discounts) on investments, net	3,229	(10,057)
Noncash lease expense	4,149	6,218
Change in fair value of equity investments	4,356	20,895
Change in estimated fair value of contingent consideration	7,209	(637)
Stock-based compensation	62,616	83,044
In-process research and development impairment	3,512	6,899
Long-lived assets impairment and disposal loss	28,557	7,474
Change in deferred income taxes	(306)	—
Other non-cash items, net	(20)	(578)
Changes in operating assets and liabilities:
Receivable from collaboration	2,234	3,041
Prepaid expenses and other current assets	6,077	54,194
Other assets	854	(150)
Accounts payable	948	(1,895)
Accrued liabilities and other long-term liabilities	(15,505)	(316,918)
Operating lease liabilities	(10,432)	(9,910)
Deferred revenue	(51,182)	(205)
Net cash used in operating activities	(358,717)	(670,858)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	917	—
Purchases of property and equipment	(4,894)	(20,038)
Purchases of investments	(1,074,480)	(1,197,199)
Maturities and sales of investments	1,437,499	1,486,677
Other	(412)	—
Net cash provided by investing activities	358,630	269,440
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of principal on financing lease obligation	(178)	(200)
Proceeds from exercise of stock options	701	3,395
Issuance of common stock under ESPP	2,602	2,605
Contributions from noncontrolling interest owners	—	100
Increase in ownership interest in a subsidiary	—	(100)
Net cash provided by financing activities	3,125	5,800
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	3,038	(395,618)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	261,292	867,968
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$264,330	$472,350
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$168,350	$452,100
Restricted cash and cash equivalents, current	89,598	13,193
Restricted cash and cash equivalents, noncurrent	6,382	7,057
Total cash, cash equivalents and restricted cash and cash equivalents	$264,330	$472,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (“Vir” or the “Company”) is a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. Its current clinical development pipeline consists of product candidates targeting hepatitis delta virus (“HDV”) and hepatitis B virus (“HBV”), in addition to multiple oncology programs. Vir also has a preclinical portfolio of programs across a range of other infectious diseases, including respiratory syncytial virus and human metapneumovirus (“RSV” and “MPV”, respectively).
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
Liquidity and Capital Resources
In November 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC, as sales agent (“TD Cowen”), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 3, 2023. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of September 30, 2024, no shares have been sold under the Sales Agreement.
As of September 30, 2024, the Company had $1.19 billion in cash, cash equivalents, and investments, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period.
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
Available-for-Sale Debt Securities
The Company’s valuations of marketable securities are generally derived from independent pricing services based on quoted prices in active markets for similar securities at period end. Generally, investments with original maturities beyond three months at the date of purchase and that mature at, or less than 12 months from, the unaudited condensed consolidated balance sheet date are considered short-term investments, with all others considered to be long-term investments. Unrealized gains and losses deemed temporary in nature are reported as a component of accumulated other comprehensive gain (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the unaudited condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents, current and noncurrent, primarily consist of funds placed in an escrow account under the Company's license agreement with Amunix Pharmaceuticals, Inc., funds received from certain grants that are restricted as to their use, and money market funds to secure standby letters of credit and security deposits with financial institutions under office and laboratory space lease agreements.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Asset Acquisitions

The Company evaluates acquisitions and other similar transactions using the guidance in ASC Topic 805, Business Combinations (“ASC 805”), to determine whether the transaction should be accounted for as a business combination or an acquisition of asset(s) by first applying a screen test to assess if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an acquisition of asset(s). If the screen test is not met, further assessment is required to determine whether the Company has acquired inputs and a substantive processes that together significantly contribute to the ability to create outputs, which would meet the definition of a business.

If determined to be an acquisition of asset(s), the Company accounts the transaction using the cost accumulation and allocation method under ASC 805-50. Under this method, the cost of the acquisition, including direct acquisition-related costs, is allocated to the assets acquired or liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the identifiable assets acquired based on their relative fair values.

Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration payments are subject to guidance in ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging). Upon recognition of the contingent consideration payments, the amount is included in the cost of the acquired asset or group of assets.

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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Contingent Consideration Obligations in connection with Business Combinations
Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date, are remeasured each subsequent reporting period until the related contingencies are resolved, and are classified as contingent consideration on the unaudited condensed consolidated balance sheets. The changes in fair values of contingent consideration related to the achievement of various milestones are recorded within research and development expenses or selling, general and administrative expenses based on the nature of the relevant underlying activities.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
New Accounting Pronouncement Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within a segment’s reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment’s profit or loss and assets on an annual and interim basis. ASU 2023-07 clarifies that public entities with a single reportable segment are also required to provide the new disclosures and all existing disclosures required by ASC 280 Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2023-07 may have on its consolidated financial statements and related disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-09 may have on its consolidated financial statements and related disclosures.
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
Certain reclassifications have been made to prior period amounts on the Company’s condensed consolidated statements of operations to conform to the current period presentation and enhance comparability. As a result, certain amounts related to long-lived assets impairment, previously reflected in research and development and selling, general and administrative, were reclassified to restructuring, long-lived assets impairment and related charges. These reclassifications had no impact on previously reported total revenues, total operating expenses, or net loss.
There were no reclassifications made to the condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders’ equity or condensed consolidated statements of cash flows.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds(1)	Level 1	$118,278	$—	$—	$118,278
U.S. government treasuries	Level 2	691,089	1,469	(25)	692,533
U.S. government agency bonds and discount notes	Level 2	53,529	53	(1)	53,581
Asset-backed securities	Level 2	37,083	278	—	37,361
Corporate bonds	Level 2	277,938	1,235	(1)	279,172
Equity securities	Level 1	N/A	N/A	N/A	5,517
Total financial assets		$1,177,917	$3,035	$(27)	$1,186,442
___________________________________________________
(1)Includes $21.0 million of restricted cash equivalents.

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds(1)	Level 1	$278,187	$—	$—	$278,187
U.S. government treasuries	Level 2	1,162,124	1,017	(80)	1,163,061
U.S. government agency bonds and discount notes	Level 2	181,189	27	(50)	181,166
Equity securities	Level 1	N/A	N/A	N/A	9,853
Total financial assets		$1,621,500	$1,044	$(130)	$1,632,267
___________________________________________________
(1)Includes $19.7 million of restricted cash equivalents.
Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivable amounted to $5.3 million and $4.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company did not write off any accrued interest receivable during the nine months ended September 30, 2024 and 2023.
The Company recognized total net unrealized gains of $3.0 million and $0.9 million in accumulated other comprehensive gain (loss) as of September 30, 2024 and December 31, 2023, respectively. The gross unrealized losses related to U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings as of September 30, 2024 and December 31, 2023 were nominal. The Company determined that the gross unrealized losses on the investments as of September 30, 2024 were temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of September 30, 2024, no securities have contractual maturities (or weighted average life for asset-backed securities) of longer than two years.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2024, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (“Brii Bio Parent”). The equity securities of Brii Bio Parent are listed on the The Stock Exchange of Hong Kong Limited, are considered to be marketable equity securities, and measured at fair value at each reporting date. As of September 30, 2024, the Company remeasured the equity investment at a fair value of $5.5 million. The Company recognized an unrealized gain of $1.1 million for the three months ended September 30, 2024, and an unrealized loss of $4.4 million for the nine months ended September 30, 2024, respectively, and unrealized losses of $2.7 million and $20.9 million for the three and nine months ended September 30, 2023, respectively, as other income in the unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2024 and 2023, the unrealized gains or losses related to foreign currency translation were not material.
Contingent Consideration Obligations in connection with Business Combinations
Contingent consideration obligations in connection with business combinations include potential milestone payments in connection with the acquisition of Humabs Biomed SA (“Humabs”). The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of September 30, 2024 and December 31, 2023.
The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. As of September 30, 2024, the Company calculated the estimated fair value of the remaining clinical and regulatory milestones related to tobevibart (formerly as VIR-3434), an investigational subcutaneously administered HBV-neutralizing monoclonal antibody, or mAb, using the following significant unobservable inputs:

Unobservable input	Range (Weighted-Average)[1]
Discount rates	10.6% - 11.8% (11.1%)
Probability of achievement	16.2% - 80.0% (58.2%)
______________________________________________
(1)Unobservable inputs were weighted based on the relative fair value of the clinical and regulatory milestone payments.
For the commercial milestones, the Company used a Monte Carlo simulation. As of September 30, 2024, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	70.0%
Discount rate	10.0%
Probability of achievement	47.4%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of September 30, 2024 and December 31, 2023, the estimated fair value of the contingent consideration related to the Humabs acquisition was $33.2 million and $26.0 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations.
The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions that give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration
Balance at December 31, 2023	$25,961
Changes in fair value	7,209
Balance at September 30, 2024	$33,170

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
Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $1.6 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively, and $3.8 million and $10.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had deferred revenue of $13.7 million and $13.1 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had $9.7 million and $9.2 million, respectively, within accrued and other liabilities, which may need to be refunded to the BMGF.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
In September 2024, the Company and BARDA entered into Amendment No. P00003 to the BARDA Agreement (the “Third Amended BARDA Agreement”), pursuant to which the parties agree to partially de-obligate certain funds from two of the exercised options related to the development of VIR-7229. Under this Amendment the current BARDA commitment was decreased by $42.1 million.
The Company recognized grant revenue related to BARDA of $0.5 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, and $5.6 million and $29.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, receivable from BARDA was not material. As of December 31, 2023, the Company had receivable from BARDA of $7.6 million, as part of prepaid expenses and other current assets. As of September 30, 2024, $8.9 million of potential future reimbursement remains available under the Amended BARDA Agreement.
5. Collaboration and License Agreements
License Agreement with Sanofi
On September 9, 2024, the Company closed the license agreement (the “Sanofi Agreement”) with Amunix Pharmaceuticals, Inc., a Sanofi company (“Sanofi”) previously announced on August 1, 2024. The Sanofi Agreement provides the Company with an exclusive worldwide license to use of the proprietary PRO-XTEN™ universal masking technology for oncology and infectious disease,excluding the ophthalmological field, and to three early clinical-stage dual-masked T-cell engagers (TCEs) that all leverage the PRO-XTENTM universal masking platform within a range of cancer indications.
Under the Sanofi Agreement the Company made an upfront payment to Sanofi in the amount of $100.0 million and placed into escrow a $75.0 million milestone payment that is subject to VIR-5525 achieving “first in human dosing” by 2026. The cash paid into escrow is under the control of the Company and is classified as restricted cash and cash equivalents, current in the unaudited condensed consolidated balance sheets. Sanofi will also be eligible to receive up to an additional $323.0 million in future development and regulatory milestone payments, up to an additional $1.49 billion in commercial net sales-based milestone payments, and low single-digit to low double-digit tiered royalties on worldwide net sales. Additionally, as part of the Sanofi Agreement, the Company paid $3.7 million to acquire certain lab equipment and cash deposits primarily related to contract manufacturing agreements. Shortly after the closing of the transactions, the Company hired certain former Sanofi personnel. The Company incurred approximately $4.6 million of transaction costs associated with the closing of Sanofi Agreement. The following table summarizes the aggregate amount paid for the assets acquired by the Company in connection with the Sanofi Agreement (in thousands):

Upfront	$100,000
Equipment	1,150
Deposits	2,580
Transaction costs	4,612
Total purchase consideration	$108,342
The Company accounted for the transaction as an asset acquisition in accordance ASC 805-50 as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable assets. The three early clinical stage oncology TCEs use the same universal PRO-XTENTM masking technology and have similar development timelines, probabilities of risk, and loss of patent exclusivity among other characteristics. ASC 805-50 requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given. The total purchase price was allocated to the acquired assets based on their relative fair values, as follows (in thousands):

In-process research and development ("IPR&D")	$102,836
Property and Equipment	1,119
Prepaid expenses and other current assets (1)	3,975
Assembled workforce	412
Total purchase consideration	$108,342
__________________________________________________________
(1) Includes acquired cash deposits primarily related to contract manufacturing agreements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the IPR&D was estimated using a multi-period excess earnings income approach that discounts expected cash flows to present value by applying a discount rate that represents the estimated rate that market participants would require for the intangible asset. In accordance with ASC 730, as the three early clinical stage oncology TCEs have not achieved regulatory approval when acquired, the portion of the purchase price allocated to the IPR&D was immediately expensed to research and development as they had no alternative future use. Contingent milestone payments were determined to be within the scope of ASC 450 and will be recognized when the contingency is resolved and the consideration is paid or becomes payable. Any milestone payments made in the future will either be expensed as research and development or capitalized as a developed asset based on when regulatory approval is obtained. The Company will recognize sales-based milestone and royalty payments in cost of sales as revenue from product sales is recognized. The fair value of the assembled workforce was estimated using a replacement cost method. The assembled workforce is classified as intangible assets, net and is amortized over an expected useful life of 5 years as research and development expense.
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
In 2023, GSK reported to the Company certain allowable manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized, which the Company had previously reserved as constraint on its cumulative profit-sharing amounts. For the year ended December 31, 2023, the Company paid GSK $341.4 million relating to these manufacturing expenses. GSK may continue to adjust allowable manufacturing expenses for the Company’s share of the excess supply write-offs and unused binding manufacturing capacity and report to the Company as cost-sharing amounts in future periods. The Company evaluated the latest available facts and circumstances to update its evaluation of profit-sharing amounts to be constrained. As of September 30, 2024, the Company’s share of the remaining estimated manufacturing expenses related to excess sotrovimab supply and binding reserved manufacturing capacity not utilized is not material. The Company re-assesses these estimates each reporting period.
During the three and nine months ended September 30, 2024 and 2023, the Company recorded profit-sharing amount, profit-sharing amount constrained, and profit-sharing amount previously constrained, released as components of collaboration revenue in the unaudited condensed consolidated statements of operations, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Profit-sharing amount	$(1,102)	$(6,038)	$(1,334)	$(7,198)
Profit-sharing amount constrained	—	—	(700)	—
Profit-sharing amount previously constrained, released	—	1,651	—	35,606
Total collaboration revenue, net	$(1,102)	$(4,387)	$(2,034)	$28,408
Costs associated with co-development activities performed under the 2020 GSK Agreement are included in research and development expenses on the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2020 GSK Agreement, the Company recognized additional net research and development expenses of $1.0 million and $6.1 million during the three months ended September 30, 2024 and 2023, respectively, and $6.5 million and $18.6 million during the nine months ended September 30, 2024 and 2023, respectively.

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
The parties share 50% of all development costs in accordance with the budget for each of the collaboration programs. The parties also share 50% of all profits and losses arising from any collaboration product. Costs associated with co-development activities performed under the 2021 GSK Agreement are included in research and development expenses in the unaudited condensed consolidated statements of operations, with any reimbursement of costs by GSK reflected as a reduction of such expenses. Under the 2021 GSK Agreement, the Company recognized net reimbursement of research and development expenses of $0.2 million and $0.7 million, respectively, during the three and nine months ended September 30, 2024 and additional net research and development expenses of $0.6 million and $1.9 million, respectively, during the three and nine months ended September 30, 2023.
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	Useful life (in years)	September 30, 2024	December 31, 2023
Laboratory equipment	5	$40,963	$43,728
Computer equipment	3	2,615	2,783
Furniture and fixtures	5	2,553	2,887
Leasehold improvements	8 - 12	53,140	80,290
Construction in progress	N/A	713	226
Property and equipment, gross		99,984	129,914
Less accumulated depreciation		(35,193)	(33,896)
Total property and equipment, net		$64,791	$96,018
Depreciation expenses were $2.9 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $11.5 million and $14.6 million for the nine months ended September 30, 2024 and 2023, respectively.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll and related expenses	31,369	41,322
Research and development expenses	$26,330	$33,129
Operating lease liabilities, current	19,408	12,867
Excess funds payable under grant agreements	9,720	9,202
Other professional and consulting expenses	2,656	3,418
Net profit-sharing amount	1,100	—
Other accrued expenses	4,075	4,282
Total accrued and other liabilities	$94,658	$104,220
7. Restructuring, Asset Impairment and Related Charges
2024 Restructuring Plan
In August 2024, the Company initiated a strategic restructuring to advance the development of its hepatitis programs and focus on the highest near-term value opportunities (“2024 Restructuring Plan”). The organizational realignment and optimization included phasing out programs in influenza, COVID-19, and the Company's T cell-based viral vector platform, as well as a workforce reduction of approximately 25% or approximately 140 employees. The Company expects to recognize restructuring expenses of approximately $11 million to $13 million, primarily related to employee severance cash payouts, mostly in the second half of 2024.
During the three months ended September 30, 2024, the Company incurred severance and other employee-related expenses of $10.4 million, of which $8.2 million and $2.2 million is classified as research and development and selling, general and administrative expenses, respectively.
2023 Restructuring Plan
In December 2023, the Company initiated strategic steps to reduce operating expenses and focus its capital allocation on programs with the highest potential for patient impact and value creation (“2023 Restructuring Plan”). As part of the steps, the R&D facilities in St. Louis, Missouri and Portland, Oregon were closed in 2024. In addition, approximately 75 net positions, or 12% of the workforce, were eliminated, which included reductions from the Company’s discontinuation of its innate immunity small molecule group that was initiated in the third quarter of 2023.
In the second quarter of 2024, due to the completion of R&D activities at the St. Louis, Missouri site, the Company recorded non-cash impairment charges of $24.2 million primarily related to the write-off of the remaining balance of the ROU asset and related leasehold improvements along with non-cash disposal losses of $2.3 million related to certain lab equipment held for sale. In the third quarter 2024, the Company recognized restructuring charges of $2.3 million for long-lived assets primarily driven by a write-off of $1.4 million representing the remaining balance of ROU asset for Portland, Oregon site due to the cessation of R&D activities. For the nine months ended September 30, 2024, total restructuring charges for long-lived assets amounted to $28.8 million. All actions related to the 2023 Restructuring Plan have been substantially completed by the third quarter of 2024.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table is a summary of restructuring charges incurred under both the 2023 and 2024 Restructuring Plans during the three and nine months ended September 30, 2024 and a roll forward of accrued restructuring costs from December 31, 2023 to September 30, 2024 (in thousands).

	Severance and other employee-related expenses	Long-lived assets impairment charges and disposal losses	Total
Accrued restructuring charges at December 31, 2023	$4,454	$—	$4,454
Restructuring charges, net	(48)	—	(48)
Cash payment	(2,592)	—	(2,592)
Accrued restructuring charges at March 31, 2024	$1,814	$—	$1,814
Restructuring charges, net	(200)	26,475	26,275
Cash payment	(710)	—	(710)
Non-cash activity	—	(26,475)	(26,475)
Accrued restructuring charges at June 30, 2024	$904	$—	$904
Restructuring charges, net	10,379	2,333	12,712
Cash payment	(301)	—	(301)
Non-cash activity	—	(2,333)	(2,333)
Accrued restructuring charges at September 30, 2024	$10,982	$—	$10,982

Reconciliation of accrued restructuring charges to the condensed consolidated balance sheets
Accrued and other liabilities	$10,982	$—	$10,982
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
8. Commitments and Contingencies
Manufacturing and Supply Agreements
In the first quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of tobevibart (the “Tobevibart Agreements”). As of September 30, 2024, the Company had unaccrued unpaid commitments of approximately $15 million under the Tobevibart Agreements. In the third quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of elebsiran (the “Elebsiran Agreements”). As of September 30, 2024, the Company had unaccrued unpaid commitments of approximately $7 million under the Elebsiran Agreements.
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
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term of options (in years)	6.1	6.1	5.5 - 6.1	5.5 - 6.1
Expected stock price volatility	89.9% - 90.4%	99.9% - 100.9%	89.2% - 91.8%	99.6% - 101.5%
Risk-free interest rate	3.5% - 4.1%	4.0% - 4.4%	3.5% - 4.6%	3.4% - 4.4%
Expected dividend yield	—	—	—	—
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$8,931	$15,819	$35,610	$46,284
Selling, general and administrative	7,766	11,125	27,006	36,760
Total stock-based compensation	$16,697	$26,944	$62,616	$83,044
10. Net Loss Per Share
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
The following is a calculation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to Vir	$(213,717)	$(163,413)	$(417,371)	$(499,088)
Weighted-average shares outstanding, basic and diluted	136,653,753	134,289,620	136,058,223	133,969,878
Net loss attributable to Vir per share, basic and diluted	$(1.56)	$(1.22)	$(3.07)	$(3.73)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options issued and outstanding	10,851,997	10,601,054	12,494,822	10,990,201
Restricted shares subject to future vesting	5,671,095	5,130,300	4,936,270	4,112,315
Total	16,523,092	15,731,354	17,431,092	15,102,516
11. Income Taxes
The table below presents our loss before (provision for) benefit from income taxes, (provision for) benefit from income taxes and effective tax rate for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before (provision for) benefit from income taxes	$(213,540)	$(166,626)	$(418,430)	$(507,437)
(Provision for) benefit from income taxes	$(177)	$3,213	$1,059	$8,293
Effective tax rate	(0.1%)	1.9%	0.3%	1.6%

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
The provision for income taxes for the three months ended September 30, 2024 was not material. The benefit from income taxes for the nine months ended September 30, 2024 was primarily due to a favorable adjustment to estimated tax payable. The benefit from income taxes for the three and nine months ended September 30, 2023 was primarily due to a pre-tax loss and the Company’s ability to carry back the research and development credit to 2022.
Unrecognized tax benefits were $14.8 million and $13.6 million as of September 30, 2024 and December 31, 2023, respectively, and if recognized, would favorably affect the effective tax rate in future periods.

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
Our current clinical development pipeline consists of product candidates targeting hepatitis delta virus (HDV), hepatitis B virus (HBV), in addition to multiple oncology programs. The most advanced preclinical candidate in our pipeline includes respiratory syncytial virus (RSV) and human metapneumovirus (MPV). We have established our own internal process development, analytical development, manufacturing, supply chain and quality capabilities and worked with contract development and manufacturing organizations (CDMOs) to develop, manufacture, test and supply our early- and late-stage product candidates.
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
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2024. For additional developments or for a more comprehensive discussion of certain developments below, see our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the period June 30, 2024.
Pipeline Programs
Chronic Hepatitis Delta (CHD)
•We plan to present additional data from the Phase 2 chronic hepatitis delta SOLSTICE trial, including 24-week clinical data for both study cohorts in approximately 60 patients and further data data for those patients who were on study beyond 24 weeks at the time of data cut-off at the American Association for the Study of Liver Diseases (AASLD), "The Liver Meeting", in November 2024.
◦One cohort assesses the combination of tobevibart and elebsiran administered every four weeks, while a second cohort evaluates tobevibart monotherapy administered every two weeks.
◦The SOLSTICE trial is evaluating the safety, tolerability and efficacy of tobevibart and elebsiran for the treatment of chronic hepatitis delta.
Chronic Hepatitis B (CHB)
•We plan to share end-of-treatment data from the Phase 2 MARCH Part B trial as a Late Breaking presentation at the AASLD in November 2024.
◦The MARCH-B trial is evaluating the safety, tolerability and antiviral activity of the triplet combination of tobevibart and elebsiran plus peginterferon alfa-2a in approximately 30 participants, and approximately 50 participants treated with the doublet combination of tobevibart and elebsiran.
◦We also plan to share further data assessing a potential functional cure in the second quarter of 2025.

Solid Tumors
•VIR-5818 is a dual-masked HER2-targeted T-cell engager in clinical development and is designed to minimize off-tumor toxicity, potentially allowing for higher doses and increased efficacy to address the significant unmet needs of patients with HER2 expressing cancers.
◦A Phase 1 basket study of VIR-5818 as a monotherapy, and in combination with pembrolizumab, is on-going in multiple tumor types, including metastatic breast cancer and metastatic colorectal cancer.
◦We plan to share initial clinical data for VIR-5818 in the first quarter of 2025.
•VIR-5500 is a dual-masked PSMA directed T-cell engager in clinical development and is designed to minimize off-tumor toxicity and potentially improve efficacy relative to existing approved PSMA-targeted therapies.
◦A Phase 1 dose escalation study of VIR-5500 is ongoing to assess its safety profile and optimal doses for future development in metastatic-castration resistant prostate cancer.
◦We plan to share initial clinical data for VIR-5500 in the first quarter of 2025.
•VIR-5525 is a dual-masked EGFR targeted T-cell engager with a cleared Investigational New Drug Application (IND) from the U.S. FDA.
◦We plan to initiate a Phase 1 basket study of VIR-5525 in the first quarter of 2025 in patients across a number of solid tumor indications of high unmet need, which may include metastatic head and neck squamous cell carcinoma, metastatic adenocarcinoma, squamous non-small cell lung cancer, and metastatic colorectal cancer.
Preclinical Pipeline Candidates
•We continue to advance pre-clinical assets in respiratory syncytial virus in partnership with GSK, and pursue HIV cure in collaboration with the Bill & Melinda Gates Foundation.
Corporate Update
•On August 1, 2024 we announced an exclusive worldwide license to use of the proprietary PRO-XTEN™ universal masking technology for oncology and infectious disease and to three clinical-stage masked TCEs with potential applications in a range of cancers. The agreement became effective on September 9, 2024.
◦Certain former employees of Sanofi joined us following the closing of the agreement.
•On August 1, 2024 we announced the phase-out of clinical programs in influenza, COVID-19, and its T-cell based viral vector platform. The Company is seeking partners to advance these clinical programs through further development. Additionally, the Company announced a workforce reduction of approximately 25%, or approximately 140 employees.
•On September 10, 2024, we announced the appointment of Jason O’Byrne as Executive Vice President and Chief Financial Officer, effective October 2, 2024. Mr. O’Byrne is an accomplished executive with more than 20 years of experience in finance and operations and brings leadership in capital allocation and formation, corporate strategy and operational excellence.
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

Components of Operating Results
Revenues
Other than sotrovimab, we have not obtained regulatory approval for our product candidates, and we do not expect to generate any significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. Although we have previously recognized revenue from our profit-share related to sotrovimab under our definitive collaboration agreement with GSK executed in June 2020, or the 2020 GSK Agreement, we may continue to incur net operating losses for at least the next several years as the extent of future revenue from the sale of sotrovimab remains uncertain. While we have an EUA from the FDA for sotrovimab, the FDA has excluded the use of sotrovimab in all U.S. regions due to the continued proportion of COVID-19 cases caused by certain variants. With this EUA revision, sotrovimab is not currently authorized for use in any U.S. region. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging variants, we cannot predict whether other countries will further limit the use of sotrovimab. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time. In light of these developments, we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the FDA in any U.S. region in the future, and we do not expect meaningful collaboration revenue in the future from the sale of sotrovimab for the treatment of COVID-19 even if it were reauthorized by the FDA.
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
We expect our research and development expenses to increase substantially in absolute dollars over time as we advance our product candidates into and through preclinical and clinical studies and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability.
In addition, under our license agreement with Sanofi, we may incur additional clinical, and regulatory milestone payments based on the development progress of certain oncology programs. We may also be required to pay commercial milestone payments and royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in the “Risk Factors” section of the Quarterly Report.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical and clinical studies, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the impact of public health epidemics, such as the COVID-19 pandemic. In addition, our existing collaborators have significant discretion in determining the efforts and resources that they will apply to our collaborations and may not pursue further development and commercialization of products resulting from our collaboration arrangements or may elect to not to continue or renew research and development programs, which would delay the development and may increase the cost of developing our product candidates and may result in a need for additional capital or a suitable replacement collaborator. For those product candidates where there is not a current collaboration arrangement in place, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured (if at all) and to what degree such arrangements will affect our development plans and capital requirements.
Our clinical development costs may vary significantly based on factors such as:
•whether a collaborator is paying for some or all of the costs;
•per patient trial costs;
•the number of studies required for approval;
•the number of sites included in the studies;
•enrollment and retention of patients in studies in countries disrupted by geopolitical events, including civil or political unrest;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the studies;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the studies and follow-up;
•the cost and timing of manufacturing our product candidates;
•the phase of development of our product candidates; and
•the efficacy and safety profile of our product candidates.
Selling, General and Administrative
Our selling, general and administrative expenses consist primarily of personnel-related expenses for personnel in executive, finance and other administrative functions, facilities and other allocated expenses, other expenses for outside professional services, including legal, audit and accounting services, insurance costs and change in fair value of certain contingent consideration obligations arising from business acquisitions. Personnel-related expenses consist of salaries, benefits and stock-based compensation. In the long-term as we advance our research and development programs toward potential commercialization, we expect our selling, general, and administrative expenses to increase in absolute dollars to support commercialization activities and related expansion in research and development activities.
Restructuring, long-lived asset impairment and related charges
Restructuring, long-lives asset impairment and related charges consist primarily of charges incurred in connection with our cost saving initiatives implemented during the second half of 2024 and 2023, respectively, including severance and other employee-related expenses and long-lived assets impairment charges and disposal losses.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Collaboration revenue	$(1,102)	$(4,387)	$3,285	$(2,034)	$28,408	$(30,442)
Contract revenue	1,391	289	1,102	54,468	1,484	52,984
Grant revenue	2,091	6,737	(4,646)	9,397	39,501	(30,104)
Total revenues	2,380	2,639	(259)	61,831	69,393	(7,562)
Operating expenses:
Cost of revenue	50	38	12	161	1,967	(1,806)
Research and development	195,178	145,028	50,150	400,416	470,754	(70,338)
Selling, general and administrative	25,744	40,933	(15,189)	92,330	133,223	(40,893)
Restructuring, long-lived assets impairment and related charges	12,712	3,372	9,340	38,939	8,738	30,201
Total operating expenses	233,684	189,371	44,313	531,846	614,682	(82,836)
Loss from operations	(231,304)	(186,732)	(44,572)	(470,015)	(545,289)	75,274
Other income:
Change in fair value of equity investments	1,130	(2,707)	3,837	(4,356)	(20,896)	16,540
Interest income	17,527	21,931	(4,404)	57,656	66,254	(8,598)
Other (expense) income, net	(893)	882	(1,775)	(1,715)	(7,506)	5,791
Total other income	17,764	20,106	(2,342)	51,585	37,852	13,733
Loss before (provision for) benefit from income taxes	(213,540)	(166,626)	(46,914)	(418,430)	(507,437)	89,007
(Provision for) benefit from income taxes	(177)	3,213	(3,390)	1,059	8,293	(7,234)
Net loss	(213,717)	(163,413)	(50,304)	(417,371)	(499,144)	81,773
Net loss attributable to noncontrolling interest	—	—	—	—	(56)	56
Net loss attributable to Vir	$(213,717)	$(163,413)	$(50,304)	$(417,371)	$(499,088)	$81,717

Revenues
The lower negative collaboration revenue for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to reduced loss from the sales of sotrovimab. The decrease in collaboration revenue for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower revenues from the release of profit-sharing amount previously constrained.
The increase in contract revenue for the three months ended September 30, 2024 compared to the same period in 2023 was not material. The increase in contract revenue for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to $51.7 million of deferred revenue recognized during the first quarter of 2024 when GSK’s rights to select up to two additional non-influenza target pathogens under the 2021 GSK Agreement expired on March 25, 2024.
The decrease in grant revenue for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to lower revenue recognized in accordance with our agreement with BARDA and to a lesser extent, lower revenue recognized from the Bill and Melinda Gates Foundation.
Cost of Revenue
The increase in cost of revenue for the three months ended September 30, 2024 compared to the same period in 2023 was not material. The decrease in cost of revenue for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower third-party royalties owed based on the sales of sotrovimab under the 2020 GSK Agreement.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Licenses, collaborations and contingent consideration	$112,532	$8,223	$104,309	$123,410	$23,520	$99,890
Personnel	35,885	46,691	(10,806)	125,745	140,724	(14,979)
Contract manufacturing	10,504	40,352	(29,848)	30,697	106,147	(75,450)
Clinical costs	12,866	22,021	(9,155)	36,791	105,740	(68,949)
Other	23,391	27,741	(4,350)	83,773	94,623	(10,850)
Total research and development expenses	$195,178	$145,028	$50,150	$400,416	$470,754	$(70,338)
The increase in research and development expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to the expensing of the in-process research and development obtained as part of our license agreement with Sanofi, partially offset by lower clinical costs and contract manufacturing costs associated with the wind down of the Company’s Phase 2 PENINSULA trial evaluating VIR-2482, lower contract manufacturing costs associated with tobevibart and elebsiran used in the Company's CHD and CHB clinical trials, and lower personnel costs associated with the reduction in the headcount resulting from the cost saving initiatives implemented during the second half of 2023.
The decrease in research and development expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower clinical costs and contract manufacturing costs associated with the wind down of the Company’s Phase 2 PENINSULA trial evaluating VIR-2482, lower contract manufacturing costs associated with tobevibart and elebsiran used in the Company's CHD and CHB clinical trials, and lower personnel costs associated with the reduction in the headcount resulting from the cost saving initiatives implemented during the second half of 2023 partially offset by a portion of the upfront payment made to Sanofi being allocated to in-process research and development.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to cost saving initiatives implemented during the second half of 2023.

Restructuring, long-lived assets impairment and related charges
The increase in restructuring, long-lived assets impairment and related charges for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to severance charges incurred related to our strategic restructuring announcement in August 2024 and, to a lesser extent, the right-of-use asset impairment charges related to closing our Portland, Oregon facility, which was previously announced on December 13, 2023.
The increase in restructuring, long-lived assets impairment and related charges for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the right-of-use asset and leasehold improvement impairment charges related to closing our St. Louis, Missouri facility, which was previously announced on December 13, 2023, and severance charges incurred related to our strategic restructuring announcement in August 2024.
Change in Fair Value of Equity Investments
Our investment consisted solely of shares of Brii Bio Parent, which is a marketable equity investment and remeasured to fair value at each reporting period. We recognized an unrealized gain of $1.1 million for the three months ended September 30, 2024, and an unrealized loss of $4.4 million for the nine months ended September 30, 2024, due to the change in fair value. For the same periods in 2023, we recognized unrealized losses of $2.7 million and $20.9 million, respectively.
Interest Income
The decrease in interest income for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to lower balances of cash, cash equivalents, and investments.
Other (Expense) Income, Net
The change in other (expense) income, net for the three months ended September 30, 2024 compared to the same period in 2023 was not material. The decrease in other (expense) income, net for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in foreign exchange measurement loss related to the accrued liability recognized in connection with the profit-sharing amount constrained under the 2020 GSK Agreement.
(Provision for) Benefit from Income Taxes
The provision for income taxes for the three months ended September 30, 2024 was not material. The benefit from income taxes for the nine months ended September 30, 2024 was primarily due to a favorable adjustment to estimated tax payable. The benefit from income taxes for the three and nine months ended September 30, 2023 was primarily due to a pre-tax loss and the Company’s ability to carry back the research and development credit to 2022.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of September 30, 2024, we had $1.19 billion in cash, cash equivalents, and investments. As of September 30, 2024, we had accumulated deficit of $655.2 million. We entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, in November 2023 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the shelf registration statement on Form S-3 and a related prospectus that we filed with the SEC on November 3, 2023. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of September 30, 2024, no shares have been sold under the Sales Agreement.
Funding Requirements and Conditions
Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, manufacturing and in-licensing our technology platforms and product candidates, and conducting preclinical and clinical studies, and to a lesser extent, selling, general and administrative expenditures.

We have not obtained regulatory approval for any product candidates other than sotrovimab, and we do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2024 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
We have various operating lease arrangements for office and laboratory spaces located in California, Oregon, Missouri and Switzerland with contractual lease periods expiring between 2025 and 2035. As of September 30, 2024, we expect to make total lease payments of $140.7 million through 2035.
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
In the first quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of tobevibart (the “Tobevibart Agreements”). As of September 30, 2024, the Company had a balance of unaccrued unpaid commitments of approximately $15 million under the Tobevibart Agreements. In the third quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of elebsiran (the “Elebsiran Agreements”). As of September 30, 2024, the Company had unaccrued unpaid commitments of approximately $7 million under the Elebsiran Agreements.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(358,717)	$(670,858)
Investing activities	358,630	269,440
Financing activities	3,125	5,800
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$3,038	$(395,618)
Operating Activities
Cash used in operating activities is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2024 decreased compared to the same period in 2023 primarily due to lower payments to GSK related to profit-sharing amount constrained under the 2020 GSK Agreement, and lower clinical development and contract manufacturing activities related to the wind down of the Phase 2 PENINSULA trial evaluating VIR-2482, partially offset by the payment made under our license agreement with Sanofi.
Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2024 increased compared to the same period in 2023 primarily due to higher cash provided by maturities and sales of investment, net of investment purchases.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2024 decreased compared to the same period in 2023 primarily due to lower proceeds from the exercises of stock options.
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
There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2024, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024 other than disclosed below.
Asset Acquisitions
We make certain judgments to determine whether acquisitions and other similar transactions should be accounted for as acquisitions of assets or business combinations using the guidance in Accounting Standard Codification, or ASC, Topic 805, Business Combinations by first applying a screen test to assess if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further assessment is required to determine whether we have acquired inputs and a substantive processes that together significantly contribute to the ability to create outputs, which would meet the definition of a business.
If determined to be an asset acquisition, we account the transaction using the cost accumulation and allocation method. Under this method, the cost of the acquisition, including direct acquisition-related costs, is allocated to the assets acquired or liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition, and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the identifiable assets acquired based on their relative fair values.

Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration payments are subject to guidance in ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging). Upon recognition of the contingent consideration payments, the amount is included in the cost of the acquired asset or group of assets.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $264.3 million as of September 30, 2024, which primarily consisted of deposits in checking and sweep accounts at financial institutions and money market funds. We also had short-term and long-term investments of $1.0 billion as of September 30, 2024. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and our holdings in U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2024.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to the operations of our Swiss and Australian subsidiaries and our collaboration with GSK and consequently the Swiss Franc, Australian dollar and British pound. Transaction gains and losses are included in other (expense) income, net on the unaudited condensed consolidated statements of operations and were not material for the three and nine months ended September 30, 2024 and 2023.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $5.5 million as of September 30, 2024. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of September 30, 2024 by approximately $0.6 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our limited commercialization history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our research and development programs or other operations.
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
•The development of additional product candidates is risky and uncertain, and we can provide no assurances that we will be able to successfully develop the additional product candidates we identify or replicate our approach for other diseases.
•Success in preclinical studies or earlier clinical studies may not be indicative of results in future clinical studies and we cannot assure you that any ongoing, planned or future clinical studies will lead to results sufficient for the necessary regulatory approvals and marketing authorizations. We have and may continue to commit substantial financial resources with respect to clinical studies that may not be successful, and we may not be able to recoup those investments.
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
•Enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

•We are a party to strategic collaboration and license agreements pursuant to which we are obligated to make substantial payments upon achievement of milestone events and, in certain cases, have relinquished important rights over the development and commercialization of certain current and future product candidates. We may explore additional strategic collaborations, which may never materialize or may require that we spend significant additional capital or that we relinquish rights to and control over the development and commercialization of our product candidates.
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
•We rely on third parties to produce clinical supplies of our product candidates. There could be delays or supply shortages beyond our control limiting our access to clinical supplies.
•We rely on third parties to conduct, supervise and monitor our preclinical and clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
•If we breach our license agreements or any of the other agreements under which we acquired, or will acquire, the intellectual property rights to our product candidates, we could lose the ability to continue the development and commercialization of the related product candidates. We could also be subject to expensive litigation which would detract us from our core business of researching and developing product candidates.
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
•The potential exercise by the Bill & Melinda Gates Foundation of licenses to certain of our intellectual property and its development and commercialization of products that we are also developing and commercializing could have an adverse impact on our market position.
•We are highly dependent on our key personnel, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business could be harmed.
•Our success depends on our ability to manage our growth.
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
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $417.4 million and $499.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $655.2 million.
We expect to continue to incur significant expenses and will continue to incur net losses in the foreseeable future as we develop our product candidates and technology platforms.

It could be several years, if ever, before we are able to commercialize any of our product candidates. Any net losses we incur may fluctuate significantly from quarter to quarter and year to year. To become profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and clinical studies of our current and future product candidates, obtaining regulatory approval, procuring commercial-scale manufacturing and marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may not be able to continue to generate revenue that is sufficient to offset our expenses and maintain profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses, or if we will be able to return to profitability. If we are required by regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical studies or the development of any of our product candidates, our expenses could increase.
Our failure to return to being profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.
We do not expect meaningful future revenue from the sale of sotrovimab for the treatment of COVID-19, even if it were reauthorized by the FDA.
Sotrovimab is not currently authorized for use in any U.S. region for the treatment of COVID-19, and we cannot predict whether (if at all) or to what extent sotrovimab may be reauthorized for use by the U.S. Food and Drug Administration, or FDA, in any U.S. region in the future. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and Glaxo Wellcome UK Limited and GlaxoSmithKline Biologicals S.A. (individually and collectively referred to as GSK) do not plan to file a Biologics License Application, or BLA, for sotrovimab at this time.
Outside of the U.S., sotrovimab has obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19, and has been supplied in more than 30 countries. However, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted Emergency Use Authorization, or EUA, temporary authorization or marketing approval. For example, although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab.
There are no assurances that we will secure future supply commitments from governments. In addition, COVID-19 treatment standards are susceptible to rapid changes in epidemiology and the emergence of new variants or subvariants, which may render sotrovimab inferior or obsolete in the future.
Any revision or revocation of our EUA by the FDA could adversely impact our business in a variety of ways, including having to absorb related manufacturing and overhead costs as well as potential inventory write-offs. Furthermore, if we or our collaborators experience inventory revaluation adjustments, lower of cost or market inventory adjustments, and excess inventory, it may be necessary to write down or write-off inventory or incur an impairment charge with respect to the facility where such product is manufactured, which could adversely affect our operating results. At this point, it is unclear how, if at all, developments, including the termination of the public health emergency declaration related to COVID-19 on May 11, 2023, will impact our EUA. We, therefore, cannot predict how long our EUA will remain in effect, and we may not receive advance notice from the FDA regarding revocation of our EUA. If our EUA is terminated or revoked, sotrovimab cannot be reauthorized by the FDA in the U.S. unless and until we have obtained FDA approval of a BLA for the product.
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

Our limited commercialization history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Since our founding in April 2016, our operations have been largely focused on identifying, researching and conducting preclinical and clinical activities of our product candidates, acquiring and developing our technology platforms and product candidates, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio.
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
As of September 30, 2024, we had cash, cash equivalents and investments of $1.19 billion. Based upon our current operating plan, we believe that the $1.19 billion as of September 30, 2024 will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. Other unanticipated costs may also arise. Because the design and outcome of our clinical studies are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates, if approved, or any future product candidates that we develop.
We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Our future capital requirements will depend on many factors, including:
•the timing, progress and results of our ongoing preclinical studies of our product candidates;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical studies of other product candidates that we may pursue;
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

General economic conditions, both inside and outside the U.S., including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, including due to emergencies or pandemics like COVID-19, geopolitical events, civil or political unrest (such as the ongoing war between Israel and Hamas and Ukraine and Russia), and investor concerns regarding the U.S. or international financial systems such as during the March 2023 closures of Silicon Valley Bank, or SVB, and Signature Bank, have in the past resulted in, and may in the future cause, a significant disruption of financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or increased costs of financing through higher interest rates or costs or tighter financial and operating covenants, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.
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
If we raise additional capital through future collaborations, strategic alliances or licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our research and product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.
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
We have invested a significant portion of our time and financial resources in the development, in-licensing and acquisition of our product candidates and have initiated clinical studies for multiple product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and successfully commercialize our product candidates, if approved, in a timely manner. We may face unforeseen challenges in our product development strategy, and we can provide no assurances that our product candidates will be successful in clinical studies or will ultimately receive regulatory approval. Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. Results from preclinical studies can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval for further development, manufacturing or commercialization of our product candidates by the FDA and other regulatory authorities. The FDA or other regulatory authorities may also require us to conduct additional preclinical or clinical studies for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program, requiring their alteration.
Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, BLA, or foreign marketing application for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical studies, including post-market clinical studies or may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate.

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
For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical studies of FDA-regulated products. Specifically, as further detailed in FDA’s Draft Guidance entitled, “Diversity Action Plans to Improve Enrollment of Participants from Underrepresented Populations in Clinical Studies” issued in June 2024, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical studies, our development plans may be impacted.
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
The development of additional product candidates is risky and uncertain, and we can provide no assurances that we will be able to successfully develop the additional product candidates we identify or replicate our approach for other diseases.
A core element of our business strategy is to successfully develop our product candidate pipeline. Efforts to identify, acquire or in-license, and then develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Even when we are successful in identifying and acquiring or in-licensing potential product candidates, such as our license to three clinical-stage TCEs from Sanofi, our efforts may fail to yield product candidates for clinical development, approved products or commercial revenue for many reasons.
We have limited financial and management resources and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater market potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, strategic alliances, licensing or other royalty arrangements in circumstances under which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we may not be successful in replicating our approach to development for other disease indications. If we are unsuccessful in developing additional product candidates or are unable to do so, or if the product candidates that we identify and acquire or in-license do not meet our expectations or fail to result in viable products, our business may be harmed.
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
We are developing elebsiran and tobevibart for the functional cure of hepatitis B virus, or HBV, and for the chronic treatment of hepatitis delta virus, or HDV. Each of these product candidates has the potential to stimulate an effective immune response and has direct antiviral activity against HBV. We believe that a functional cure for HBV will require an effective immune response, in addition to antiviral activity, based on the observation that severe immunosuppression can reactivate HBV disease. Monotherapy with each of these agents may provide a functional cure in some patients, while combination therapy may be necessary for others. We have an ongoing Phase 2 clinical trial that combines elebsiran with pegylated interferon-alpha and a Phase 2 clinical trial that combines elebsiran with tobevibart. We are also evaluating additional combinations with other immunotherapy agents and direct acting antiviral agents. We also have a Phase 2 clinical trial evaluating tobevibart as a monotherapy or in combination with elebsiran for the treatment of chronic HDV. We are also evaluating VIR-5818 HER2-targeted TCE in combination with pembrolizumab in a Phase 1 basket study in multiple tumor types, including metastatic breast cancer and metastatic colorectal cancer.
The inclusion of critically ill patients in our oncology clinical trials may result in serious adverse medical events, including death, due to other therapies or medications that such patients may be using or in combination with our product candidates. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. This could result in our own products being removed from the market or being less successful commercially.
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
Success in preclinical or earlier clinical studies may not be indicative of results in future clinical studies and we cannot assure you that any ongoing, planned or future clinical studies will lead to results sufficient for the necessary regulatory approvals and market authorizations. We have and may continue to commit substantial financial resources with respect to clinical studies that may not be successful, and may not be able to recoup those investments.
Success in preclinical testing and earlier clinical studies does not ensure that later clinical studies will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Success in preclinical and earlier clinical studies does not ensure that later efficacy studies will be successful, nor does it predict final results. Our product candidates may fail to show the desired characteristics in clinical development sufficient to obtain regulatory approval, despite positive results in preclinical studies or having successfully advanced through earlier clinical studies. We have and may continue to commit substantial financial resources with respect to clinical studies that may not be successful, and we may not be able to recoup those investments.
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
If we are unable to design and execute a clinical trial to support regulatory approval, we will suffer setbacks that could negatively impact our business, financial condition, results of operations and prospects. Our inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could have a negative effect on our stock price and related market capitalization and could result in a significant impairment of goodwill, other intangible assets and long-lived assets.

Interim, “top-line” and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, “top-line” or preliminary data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data is available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
Although the FDA has granted Fast Track designation for the combination of tobevibart and elebsiran for the treatment of chronic hepatitis delta infection, and might in the future grant Fast Track, Breakthrough Therapy, Priority Review or similar designations to our product candidates, there can be no assurance that any of our product candidates that receive such designations in the U.S. or similar designations in any other jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
Fast Track designation is intended to facilitate the development and expedite the review of new therapies to treat serious conditions with unmet medical needs by providing sponsors with the opportunity for frequent interactions with the FDA. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s). Priority Review designation is for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment or prevention of serious conditions. Product candidates that receive Fast Track or Breakthrough Therapy designation may receive more frequent interactions with the FDA regarding the product candidate’s development plan and clinical studies and may be eligible for the FDA’s Rolling Review and Priority Review. Priority Review designation is intended to direct overall attention and resources of the FDA to the evaluation of such applications and means that the FDA’s goal is to take action on such applications within 6 months, compared to 10 months under standard review. On June 26, 2024, we announced that the FDA granted Fast Track designation for the combination of tobevibart and elebsiran for the treatment of chronic hepatitis delta infection. We can provide no assurances that this product candidate or any of our other product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S. or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA or any foreign regulatory authorities may also withdraw or revoke any such designation, or elect to treat designated candidates in a manner different from what was originally indicated, if determined that any such product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of any of these designations could materially and adversely affect our business, financial condition, cash flows and results of operations.
Clinical product development involves a lengthy and expensive process. We may incur additional costs and encounter substantial delays or difficulties in our clinical studies.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical studies to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We do not know whether our planned clinical studies will begin or enroll on time, will be conducted as planned, will need to be redesigned or will be completed on schedule, if at all. For example, the availability of superior or competitive therapies coupled with changing standards of care could limit our ability to perform placebo-controlled studies and/or require us to enroll a larger number of subjects to address competing treatments. A failure or significant delay of one or more clinical studies can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and clinical studies have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events prior to, during, or as a result of clinical studies that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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
Additionally, if the results of our clinical studies are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:
•be delayed in obtaining marketing approval, or not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements;
•be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a risk evaluation and mitigation strategy, or REMS;
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be sued; or
•experience damage to our reputation.
Furthermore, our product candidates are based on certain innovative technology platforms, which makes it even more difficult to predict the time and cost of product candidate development and obtaining necessary regulatory approvals. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.
Enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.
Identifying and qualifying patients to participate in our clinical studies is critical to our success. In particular, clinical studies for prophylaxis are impacted by many factors including competing therapies that tend to require enrollment of a larger number of subjects than clinical studies for treatments. We may encounter difficulties in enrolling patients in our clinical studies, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our studies. Patient enrollment and retention in clinical studies depend on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, changing standards of care, the number and nature of competing treatments and ongoing clinical studies of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. The enrollment and retention of patients in our clinical studies may be disrupted or delayed as a result of, for example, regulatory feedback, clinicians’ and patients’ perceptions as to the potential advantages of therapies in development in relation to other available therapies, including products that have been recently authorized under EUAs or approved and licensed through NDAs and BLAs. In addition, enrollment and retention of patients in clinical studies could be disrupted by geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing war between Israel and Hamas and Ukraine and Russia), man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including, the COVID-19 endemic and future outbreaks of the disease.
Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our future clinical studies and, while we intend to enter into agreements governing their services, we will be limited in our ability to ensure their actual performance which may result in rejection of the data generated at a particular clinical trial site(s) or delays in the completion of our future clinical studies.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
During the conduct of clinical studies, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions and may require us to pause our clinical studies or require additional testing to confirm these determinations, if they occur.
In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical studies, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier studies, as well as conditions that did not occur or went undetected in previous studies, will be reported by subjects or patients. Many times, side effects are only detectable after investigational products are tested in large-scale pivotal studies or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, financial condition, results of operations and prospects.
We are a party to strategic collaboration and license agreements pursuant to which we are obligated to make substantial payments upon achievement of milestone events and, in certain cases, have relinquished important rights over the development and commercialization of certain current and future product candidates. We may explore additional strategic collaborations, which may never materialize or may require that we spend significant additional capital or that we relinquish rights to and control over the development and commercialization of our product candidates.
We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates pursuant to which we license a number of technologies to form our technology platforms and in-license certain product candidates. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved.
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
Our current and future strategic collaborations and licenses could subject us to a number of risks, including the following:
•we may be required to assume substantial actual or contingent liabilities or pay regulatory or commercial milestone payments that may make it difficult to predict the final cost to complete the related clinical programs or commercialize a product candidate;
•we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
•strategic collaborators may select dosages or indications, or design clinical studies, in a way that may be less successful than if we were doing so or in a way that may differ from our strategy, which could negatively impact our development, manufacturing and commercialization of the same or a similar product candidate;
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

•strategic collaborators may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation, or may allege such claims against us; and
•strategic collaborators could terminate the arrangement or not exercise their opt-in rights, which may delay the development, may increase the cost of developing our product candidates and result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
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
We currently focus our product development on product candidates for the treatment and prevention of serious infectious diseases and other serious conditions. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our product candidates. Our estimates of the number of people who have these diseases, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, and the market demand for our product candidates are based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the diseases we are targeting. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request. Additionally, the availability of superior or competitive therapies from our competitors could negatively impact or eliminate market demand for our product candidates. If the market opportunities for our product candidates are smaller than we estimate, it could have an adverse effect on our business, financial condition, results of operations and prospects.
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

Regulatory incentives to develop products for treatment of infectious diseases may lead to increased competition for clinical investigators and clinical trial subjects, as well as for future prescriptions, if any of our product candidates are successfully developed and approved.

Our competitors may have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may be successful in pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These competitors also compete with us in acquiring third-party contract manufacturing capacity and raw materials, recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

If our competitors are able to more effectively utilize new technologies, including but not limited to those that may involve AI or be created using AI, to discover, develop and commercialize products that compete with any of our investigational or commercial products, such technologies could adversely impact our ability to compete.

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval or authorization of their products before we are able to, which could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may also develop therapies that are safer, more effective, have fewer or less severe side effects, are more convenient, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing or marketing their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For additional information regarding our competitors, see the section titled “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
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
•the products’ safety profile including as compared to alternative treatments and therapies; and
•any restrictions on the use of the product together with other medications.
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
Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved BLA is required to comply with FDA rules and is subject to FDA review and periodic inspections, in addition to other potentially applicable federal and state laws, to ensure compliance with current good manufacturing practices, or cGMP, and adherence to commitments made in the BLA.

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
Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning or untitled letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval outside of the United States, which would limit our market opportunities.
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical studies and marketing approval. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical studies. In many countries outside of the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval.
Obtaining approval for our product candidates in the EU from the European Commission following the opinion of the EMA if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical studies or reporting as conditions of approval. Approval of certain product candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United States will be particularly important to the commercial success of such product candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and additional costs for us and could delay or prevent the introduction of our product candidates in certain countries.

Negative developments and negative public opinion of new technologies on which we rely may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
The clinical and commercial success of our product candidates will depend in part on public acceptance of the use of new technologies for the prevention or treatment of human diseases. Adverse public attitudes may adversely impact our ability to enroll clinical studies. Moreover, our success will depend upon physicians specializing in our targeted diseases prescribing, and their patients being willing to receive, our product candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of the technologies that we rely on may result in fewer physicians prescribing our products or may reduce the willingness of patients to utilize our products or participate in clinical studies for our product candidates.

Increased negative public opinion or more restrictive government regulations in response thereto, would have a negative effect on our business, financial condition, results of operations or prospects and may delay or impair the development and commercialization of our product candidates or demand for such product candidates. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause regulators’ or the public’s confidence in AI to be undermined, which could impede our ability to develop products using AI. Adverse events in our preclinical studies or clinical studies or those of our competitors or of academic researchers utilizing similar technologies, even if not ultimately attributable to product candidates we may discover and develop, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of potential product candidates we may identify and develop, stricter labeling requirements for those product candidates that are approved, a decrease in demand for any such product candidates and a suspension or withdrawal of approval by regulatory authorities of our product candidates.
Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop. In addition, our insurance policies may be inadequate and potentially expose us to unrecoverable risks.
We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical studies and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. For example, in August 2022, the Inflation Reduction Act, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B, to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (to go into effect in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to produce clinical supplies of our product candidates. There could be delays or supply shortages beyond our control limiting our access to clinical supplies.
We are currently conducting process development and manufacturing material for product candidates of three different therapeutic modalities: mAbs, siRNAs and TCEs. Except for limited early-clinical phase process, analytical and formulation development, cell line development, small-scale non-GMP manufacturing for preclinical studies, and quality control testing capabilities in certain of our facilities that is either established or is currently being built, we do not own or operate facilities for full process development or product manufacturing, storage and distribution, or testing. We are dependent on third parties, including strategic collaborators and contract development and manufacturing organizations, or CDMOs, to develop the large-scale manufacturing process and manufacture the clinical supplies of our current and any future product candidates. We have established relationships with multiple third parties that have developed the large-scale manufacturing processes and produced material to support our preclinical, Phase 1, 2, and 3 clinical studies. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our future product candidates. Certain of our product candidates may have to compete with existing and future products that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.
The facilities used by our third party manufacturers to develop and manufacture our product candidates must be approved by the FDA or other regulatory authorities pursuant to inspections that will be conducted after we submit our EUA, NDA or BLA to the FDA or foreign marketing application to the appropriate regulatory authority. We do not control the manufacturing process of, and are completely dependent on, our third party manufacturers for compliance with cGMP requirements. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other health authorities, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance, qualified personnel or oversight of their subcontractors. If the FDA or a comparable foreign regulatory authority does not approve our third party’s facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.

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
In addition, we currently rely on strategic collaborators and foreign suppliers and CDMOs and will likely continue to rely on strategic collaborators and foreign suppliers and manufacturers in the future. Foreign third party suppliers and manufacturers, and third party suppliers and manufacturers operating in foreign countries, may be subject to trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our strategic collaborators, third-party suppliers and manufacturers operating in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture or supply our product candidates for our planned clinical studies or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. For example, on February 12, 2024, a group of bipartisan U.S. lawmakers sent a letter to Commerce Secretary Gina Raimondo, Treasury Secretary Janet Yellen, and Defense Secretary Lloyd Austin calling on them to investigate Chinese biotech company WuXi AppTec and its subsidiary, WuXi Biologics, one of our CDMOs that we use for process development work and have used for manufacturing, citing ties to the Chinese military, the Chinese Communist Party, and potential threats to U.S. intellectual property and national security, and requesting that U.S. agencies consider adding the companies to the U.S. Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. Additionally, in September 2024, the U.S. House of Representatives passed the “BIOSECURE Act” (H.R. 7085) and the Senate has introduced a substantially similar bill (S. 3558), which legislation, if passed and enacted into law, would restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics, and additional Chinese biotechnological companies "of concern" included by the U.S. government, or or risk losing the ability to contract with, or otherwise receive funding from, the U.S. government. The bill passed by the U.S. House of Representatives provides a grandfathering provision that would apply to a contract or agreement entered into with a designated Chinese biotechnology company before the effective date of the legislation until January 1, 2032.
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
We may be unable to obtain product raw materials or components for an indeterminate period of time if any of our third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with cGMP, facility outages (including due to contamination), business interruptions, or labor shortages or disputes. Suppliers and manufacturers may extend lead times, limit supplies, change manufacturing schedules, increase prices, or require significant upfront fees due to capacity and material supply constraints or other factors beyond our control. For example, recent increased demand for GLP-1 therapeutics could result in increased competition for our third-party manufacturers’ services and limited capacity, which could limit our access to, and increase our costs for, manufacturing production and potentially harm our business and results of operations. We cannot be sure that single source suppliers for our product raw materials or components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce our product raw materials or components for our intended purpose. In addition, the lead time needed to establish a relationship with a new raw material or component supplier or manufacturer can be lengthy and we may experience delays in meeting demand in the event we must switch to a new supplier or manufacturer. The time and effort to technology transfer to a new manufacturer or qualify a new supplier or manufacturer could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing capacity or yields, any of which would negatively impact our operating results.
Furthermore, there are a limited number of suppliers and manufacturers that supply synthetic siRNAs. We currently rely on a limited number of third party suppliers and CDMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CDMOs to meet our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs. Included in these risks are potential extended lead times, delays or shortages of raw materials and components, synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CDMO’s facility and ability to comply with the applicable manufacturing requirements, including cGMP requirements, which could result in unusable product. This would cause delays in our manufacturing timelines and ultimately delay our clinical studies and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA supply requirements, we may need to secure alternative suppliers of synthetic siRNAs and/or key raw materials and components, and such alternative third party suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Further, alternative suppliers would require filing and regulatory approvals.

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
It is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development and clinical manufacturing activities, including pursuant to our development arrangements with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations. For example, on February 12, 2024, a group of bipartisan U.S. lawmakers sent a letter to Commerce Secretary Gina Raimondo, Treasury Secretary Janet Yellen, and Defense Secretary Lloyd Austin calling on them to investigate Chinese biotech company WuXi AppTec and its subsidiary, WuXi Biologics, one of our CDMOs that we use for process development work and have used for manufacturing, citing ties to the Chinese military, the Chinese Communist Party, and potential threats to U.S. intellectual property and national security, and requesting that U.S. agencies consider adding the companies to the U.S. Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. Additionally, in September 2024, the U.S. House of Representatives passed the “BIOSECURE Act” (H.R. 7085) and the Senate has introduced a substantially similar bill (S. 3558), which legislation, if passed and enacted into law, would restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi AppTech and WuXi Biologics, and additional Chinese biotechnological companies “of concern” included by the U.S. government, or risk losing the ability to contract with, or otherwise receive funding from, the U.S. government. The bill passed by the U.S. House of Representatives provides a grandfathering provision that would apply to a contract or agreement entered into with a designated Chinese biotechnology company before the effective date of the legislation until January 1, 2032.
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

We rely on third parties to conduct, supervise and monitor our preclinical and clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical and clinical studies, and we expect to have limited influence over their actual performance. We rely on CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We and our CROs are required to comply with the good laboratory practices, or GLPs, and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GLP-compliant and GCP-compliant preclinical and clinical studies, we remain responsible for ensuring that each of our GLP preclinical and clinical studies is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical studies may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical studies, which would delay the regulatory approval process.
Our reliance on third parties to conduct clinical studies will result in less direct control over the management of data developed through clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or fail to comply with regulatory requirements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.
In addition, principal investigators for our clinical studies may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval or rejection of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates.
Risks Related to Our Intellectual Property
If we breach our license agreements or any of the other agreements under which we acquired, or will acquire, the intellectual property rights to our product candidates, we could lose the ability to continue the development and commercialization of the related product candidates.
We license a number of technologies to form our antibody platform, and we license the PRO-XTEN™ platform, a trademark of Amunix Pharmaceuticals, Inc, a Sanofi company (PRO-XTEN™) from Sanofi and the siRNA technology from Alnylam Pharmaceuticals, Inc. We have also developed certain product candidates using intellectual property licensed from third parties or in-licensed certain product candidates from third parties. A core element of our business strategy includes continuing to acquire or in-license additional technologies or product candidates for the treatment and prevention of serious infectious diseases and other serious conditions. If we fail to meet our obligations under these agreements, our licensors may have the right to terminate our licenses. If any of our license agreements are terminated, and we lose our intellectual property rights under such agreements, this may result in a complete termination of our product development and any commercialization efforts for the product candidates which we are developing under such agreements. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under such agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. We may also be subject to risks related to disputes between us and our licensors regarding the intellectual property subject to a license agreement. We could also be subject to expensive litigation which would detract us from our core business of researching and developing product candidates.

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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent and the protection it affords is limited. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our competitors may be able to take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, which could adversely affect our business and results of operations.

Given the amount of time required for the development, testing and regulatory review of our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent, provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that sotrovimab and other product candidates may give rise to claims of infringement of the patent rights of others. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, derivation proceedings, post grant review and inter partes review before the USPTO. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts and any such license could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all, including because companies that perceive us to be a competitor may be unwilling to assign or licenses rights to use, and if such an instance arises, our ability to commercialize our product candidates may be impaired or delayed, or we may have to abandon development of the related program or product candidate, which could in turn significantly harm our business. Parties making claims against us may also seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. We may also have to redesign our products, which may not be commercially or technically feasible or require substantial time and expense.
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
We rely and expect to continue to rely on trademarks as one means to distinguish any of our products and product candidates that are approved for marketing from the products of our competitors. Additionally, the process of obtaining trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable trademark applications at a reasonable cost or in a timely manner or obtain trademark protection in all jurisdictions that we consider to be important to our business. Once we select trademarks and apply to register them, our trademark applications may not be approved.Third parties may oppose our trademark applications in certain jurisdictions, as in currently pending oppositions filed against EU-wide registration of our VIR Pharmaceuticals house mark and logo by Industria Quimica y Farmaceutica Vir. S.A., a Spanish company which claims exclusive rights in the term VIR in Spain and Portugal. We also have a pending opposition of the Vir logo in Turkey by Ulkar Kimya Sanayii Ve Ticaret Anonim Şirketi, a Turkish company which claims exclusive rights in the term VIR in Turkey. Third parties may also challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.
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

The potential exercise by the Bill & Melinda Gates Foundation of its licenses to certain of our intellectual property and its development and commercialization of products that we are also developing and commercializing could have an adverse impact on our market position.
We entered into an amended and restated letter agreement with the Bill & Melinda Gates Foundation, or the Gates Agreement, in January 2022, which amends and restates the letter agreement with the Bill & Melinda Gates Foundation that we entered into in December 2016. In connection with the original Gates Agreement, the Bill & Melinda Gates Foundation purchased $20.0 million of shares of our convertible preferred stock which converted to shares of our common stock after our initial public offering and purchased $40.0 million of shares of our common stock. We are obligated to use the proceeds of the Bill & Melinda Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Business—Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Bill & Melinda Gates Foundation” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
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
Risks Related to Our Business Operations, Employee Matters and Managing Growth
We are highly dependent on our key personnel, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business could be harmed.
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
We have recently announced several leadership changes, including a Chief Executive Officer transition in 2023. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies.
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
Our success depends on our ability to manage our growth.
We have in the past experienced, and expect to continue to experience, growth in the scope of our operations, particularly in the areas of research, development and regulatory affairs. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, improve our facilities, and continue to recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage any further expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees into our operations. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our CDMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the COVID-19 endemic), geopolitical events, including civil or political unrest in any of our business locations, terrorism, insurrection or war (such as the ongoing war between Israel and Hamas and Ukraine and Russia), and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
For example, our clinical studies were affected by the COVID-19 pandemic. Site initiation and patient enrollment were delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and, if there are future quarantines which impede patient movement or interrupt healthcare services, some patients may not be able or willing to comply with clinical trial protocols. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, was delayed or disrupted, which had adversely impacted our clinical trial operations. The public health emergency declarations related to COVID-19 ended on May 11, 2023. In addition, the FDA ended 22 COVID-19-related policies when the public health emergency ended on May 11, 2023, and the FDA allowed 22 related-policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four policies whose duration is not tied to the end of the public health emergency. However, at this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
Additionally, since the COVID-19 pandemic, we have been operating our business with both remote and in-person workers could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. If we are unable to manage cybersecurity and other risks of a flexible-first workforce model, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise adversely impacted.
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
We and the third parties with whom we work are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure by us or the third parties with whom we work to comply with such requirements could subject us to significant fines and penalties, investigations and/or reputational harm, which may have a material adverse effect on our business, financial condition or results of operations.
We and the third parties with whom we work are subject to local, state, federal and international data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and the U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Additionally, our use of AI and machine learning may be subject to laws and evolving regulations regarding the use of AI or machine learning, controlling for data bias, and anti-discrimination. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. Failure by us or any of the third parties with whom we work to comply with any of these laws and regulations could result in investigations or enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties.
Numerous states in the U.S., including California, have passed comprehensive privacy laws and other states are considering passing such laws. These laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Congress has also considered passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and may not be available to us. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations.
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
Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, insider trading laws, or contractual obligations.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, (v) insider trading laws that restrict the buying and selling of shares of securities while in possession of material non-public information, (vi) federal and state data privacy laws and regulations and (vii) contractual obligations of Vir or such parties. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical studies, creating fraudulent data in our preclinical studies or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation.

It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these contractual provisions, laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud, violations or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.
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
We expect our financial condition and results of operations to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Factors that may cause fluctuations in our financial condition and results of operations include, without limitation, those listed elsewhere in this “Risk Factors” section.
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
Our stock price has been, and in the future, may be, subject to substantial volatility. From October 11, 2019, our first day of trading on The Nasdaq Global Select Market, or Nasdaq, through October 25, 2024, the closing price of our stock ranged from $7.26 per share to $83.07 per share. As a result of the volatility in our stock price, our stockholders could incur substantial losses.

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
The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if the clinical studies and operating results fail to meet the expectations of analysts, our stock could decline. If analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. We have incurred and will continue to incur significant legal, accounting, investor relations and other expenses to comply with these rules and regulations.

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
On July 15, 2024, the Company issued restricted stock units (“RSUs”) subject to mandatory sell-to-cover tax withholding arrangements intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) to Mark Eisner, M.D., M.P.H., our Executive Vice President and Chief Medical Officer.
On August 5, 2024, for estate and financial planning purposes, Dr. Eisner, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the “Eisner Trading Plan”). The Eisner Trading Plan provides for a sale of up to 53,125 shares issuable upon the exercies of stock options pursuant to limit orders, which orders will be in effect from approximately July 15, 2025 to December 31, 2025. The Eisner Trading Plan also provides for a sale of RSU shares pursuant to a market order and a limit order, which orders will be in effect from approximately July 17, 2025 to December 31, 2025. The RSU share sales are intended to generate funds to satisfy Dr. Eisner’s tax obligation in connection with the RSU shares that will vest in 2025 pursuant to the RSU award granted to him on July 15, 2024. The number of RSU shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the Company’s stock price and the number of RSU shares that are sold upon vesting pursuant to the mandatory sell to cover tax withholding arrangements described above. Under the Company’s 10b5-1 plan guidelines, Dr. Eisner is prohibited from selling more than 50,000 shares in a single trading day. The Eisner Trading Plan will expire upon the earlier of (i) the date all sales contemplated by the Eisner Trading Plan have been executed, or (ii) December 31, 2025.

Item 6. Exhibits.
(a)Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on October 16, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39083), filed with the SEC on March 8, 2023).

10.1†	License Agreement between the Company and Amunix Pharmaceuticals, Inc., dated as July 31, 2024

10.2+	Offer Letter between the Company and Jason O'Byrne, dated September 6, 2024

10.3†
Amendment No. 2 to the Other Transaction for Advanced Research (OTAR) between the Company and the United States of America Department of Health and Human Services, Administration for Strategic Preparedness and Response, Biomedical Advanced Research and Development Authority, concerning Pre-exposure Prophylactic Monoclonal Antibodies for the Prevention of Influenza Illness and Medical Countermeasures for Other Emerging Pathogens of Pandemic Potential (Agreement No. 75A50122C00081, Amendment No. P00002), dated January 18, 2024

10.4†
Amendment No.3 to the Other Transaction for Advanced Research (OTAR) between the Company and the United States of America Department of Health and Human Services, Administration for Strategic Preparedness and Response, Biomedical Advanced Research and Development Authority, concerning Pre-exposure Prophylactic Monoclonal Antibodies for the Prevention of Influenza and Medical Countermeasures for Other Emerging Pathogens of Pandemic Potential (Agreement No. 75A0122C00081, Amendment No. P00003), dated September 9, 2024

31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIR BIOTECHNOLOGY, INC.

Date: November 4, 2024	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Jason O'Byrne
Jason O'Byrne Executive Vice President and Chief Financial Officer (Principal Financial Officer)