Form 10-Q
period 2025-03-31
Vir Biotechnology, Inc.
filed 2025-05-08
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 138,238,003 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273,571	$222,947
Short-term investments	517,367	678,051
Restricted cash and cash equivalents, current	88,151	89,385
Equity investments	10,724	4,350
Prepaid expenses and other current assets	42,394	47,725
Total current assets	932,207	1,042,458
Intangible assets, net	8,072	8,120
Goodwill	16,937	16,937
Property and equipment, net	61,681	63,183
Operating lease right-of-use assets	58,559	59,680
Restricted cash and cash equivalents, noncurrent	6,273	6,363
Long-term investments	218,140	190,015
Other assets	5,858	12,057
TOTAL ASSETS	$1,307,727	$1,398,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,725	$5,081
Accrued and other liabilities	104,126	85,873
Deferred revenue, current	11,935	12,648
Contingent consideration obligation, current	17,500	16,060
Total current liabilities	137,286	119,662
Operating lease liabilities, noncurrent	88,170	90,139
Contingent consideration obligation, noncurrent	23,640	24,050
Other long-term liabilities	14,812	14,577
TOTAL LIABILITIES	263,908	248,428
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 138,063,698 and 136,959,446 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	1,926,529	1,911,872
Accumulated other comprehensive loss	(1,975)	(1,717)
Accumulated deficit	(880,749)	(759,784)
TOTAL STOCKHOLDERS’ EQUITY	1,043,819	1,150,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,307,727	$1,398,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Collaboration revenue	$(70)	$(987)
Contract revenue	1,864	52,191
Grant revenue	1,238	5,172
Total revenues	3,032	56,376
Operating expenses:
Cost of revenue	—	59
Research and development	118,645	100,125
Selling, general and administrative	23,944	36,321
Restructuring, long-lived assets impairment and related charges, net	(10)	(48)
Total operating expenses	142,579	136,457
Loss from operations	(139,547)	(80,081)
Other income:
Change in fair value of equity investments	6,382	(5,915)
Interest income	12,288	21,283
Other expense, net	(72)	(287)
Total other income	18,598	15,081
Loss before provision for income taxes	(120,949)	(65,000)
Provision for income taxes	(16)	(276)
Net loss	$(120,965)	$(65,276)
Net loss per share, basic and diluted	$(0.88)	$(0.48)
Weighted-average shares outstanding, basic and diluted	137,468,900	135,280,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(120,965)	$(65,276)
Other comprehensive loss:
Unrealized loss on investments	(303)	(1,411)
Pension actuarial gain (loss)	45	(171)
Total other comprehensive loss	(258)	(1,582)
Comprehensive loss	$(121,223)	$(66,858)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	136,959,446	$14	$1,911,872	$(1,717)	$(759,784)	$1,150,385
Vesting of restricted common stock	1,011,628	—	—	—	—	—
Exercise of stock options	92,624	—	598	—	—	598
Stock-based compensation	—	—	14,059	—	—	14,059
Other comprehensive loss	—	—	—	(258)	—	(258)
Net loss	—	—	—	—	(120,965)	(120,965)
Balance at March 31, 2025	138,063,698	$14	$1,926,529	$(1,975)	$(880,749)	$1,043,819

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	134,781,286	$13	$1,828,862	$(815)	$(237,824)	$1,590,236
Vesting of restricted common stock	950,254	1	—	—	—	1
Exercise of stock options	112,020	—	220	—	—	220
Stock-based compensation	—	—	23,757	—	—	23,757
Other comprehensive loss	—	—	—	(1,582)	—	(1,582)
Net loss	—	—	—	—	(65,276)	(65,276)
Balance at March 31, 2024	135,843,560	$14	$1,852,839	$(2,397)	$(303,100)	$1,547,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,965)	$(65,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in estimated constraint on profit-sharing amount	—	685
Depreciation and amortization	2,867	4,517
Amortization of premiums on investments, net	4,089	238
Noncash lease expense	1,121	1,447
Change in fair value of equity investments	(6,382)	5,915
Change in estimated fair value of contingent consideration	1,030	1,650
Stock-based compensation	14,059	23,757
Other non-cash items, net	6	(176)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,058	1,433
Other assets	6,200	(86)
Accounts payable	(1,415)	735
Accrued liabilities and other long-term liabilities	18,725	(30,003)
Operating lease liabilities	(1,796)	(4,067)
Deferred revenue	(713)	(50,159)
Net cash used in operating activities	(78,116)	(109,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	281	533
Purchases of property and equipment	(1,629)	(1,872)
Purchases of investments	(173,694)	(562,939)
Maturities and sales of investments	301,860	592,698
Net cash provided by investing activities	126,818	28,420
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of principal on financing lease obligation	—	(69)
Proceeds from exercise of stock options	598	221
Net cash provided by financing activities	598	152
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	49,300	(80,818)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	318,695	261,292
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$367,995	$180,474
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$273,571	$160,711
Restricted cash and cash equivalents, current	88,151	13,335
Restricted cash and cash equivalents, noncurrent	6,273	6,428
Total cash, cash equivalents and restricted cash and cash equivalents	$367,995	$180,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (Vir Bio or the Company) is a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. Its clinical-stage portfolio includes infectious disease programs for chronic hepatitis delta and chronic hepatitis B infections and multiple dual-masked T-cell engagers (TCEs) across validated targets in solid tumor indications. Vir Bio also has a preclinical portfolio of programs across a range of infectious diseases and oncologic malignancies. Vir Bio has exclusive rights to the PRO-XTEN™ masking platform for oncology and infectious disease. PRO-XTEN™ is a trademark of Amunix Pharmaceuticals, Inc., a Sanofi company.
Liquidity and Capital Resources
In November 2023, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the U.S. Securities and Exchange Commission (SEC) on November 3, 2023. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of March 31, 2025, no shares have been sold under the Sales Agreement.
As of March 31, 2025, the Company had $1.02 billion in cash, cash equivalents, and investments, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company also had $94.4 million in restricted cash and cash equivalents as of March 31, 2025.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. All intercompany balances and transactions have been eliminated upon consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.
Certain information and footnote disclosures typically included in the Company’s annual consolidated financial statements have been condensed or omitted. As such, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Segments
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure, and the type of information regularly provided to the CODM to allocate resources and evaluate financial performance. The Company’s CODM is its Chief Executive Officer.
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
New Accounting Pronouncement Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-09 may have on its annual consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03), which requires entities to disclose specific information on the types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on its consolidated financial statements and related disclosures.
Reclassification
Certain reclassifications have been made to prior period amounts on the Company’s condensed consolidated statements of operations to conform to the current period presentation and enhance comparability. As a result, certain amounts related to restructuring activities and long-lived assets impairment and disposal gains or losses, previously reflected in selling, general and administrative, were reclassified to restructuring, long-lived assets impairment and related charges, net. These reclassifications had no impact on previously reported total revenues, total operating expenses, or net loss.
Certain reclassifications have been made to prior period amounts on the Company’s condensed consolidated statements of cash flows to conform to the current period presentation and enhance comparability. As a result, certain amounts related to collaboration receivables, previously reflected in changes in operating assets and liabilities – receivable from collaboration, were reclassified to changes in operating assets and liabilities – prepaid assets and other current assets.
3. Fair Value Measurements
The Company determines the fair value of financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
•Level 1: Inputs that include quoted prices in active markets for identical assets and liabilities.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The carrying amounts of certain financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$168,828	$—	$—	$168,828
U.S. government treasuries	Level 2	450,270	406	(10)	450,666
U.S. government agency bonds and discount notes	Level 2	67,991	36	(29)	67,998
Asset-backed securities	Level 2	58,515	177	(1)	58,691
Corporate bonds	Level 2	243,488	538	(3)	244,023
Equity securities	Level 1	N/A	N/A	N/A	10,724
Total financial assets		$989,092	$1,157	$(43)	$1,000,930
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(18,957)
Plus: Cash deposits					37,829
Total cash, cash equivalents and investments					$1,019,802

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$146,505	$—	$—	$146,505
U.S. government treasuries	Level 2	588,794	722	(33)	589,483
U.S. government agency bonds and discount notes	Level 2	38,081	17	(19)	38,079
Asset-back securities	Level 2	51,038	220	(10)	51,248
Corporate bonds	Level 2	252,935	529	(9)	253,455
Equity securities	Level 1	N/A	N/A	N/A	4,350
Total financial assets		$1,077,353	$1,488	$(71)	$1,083,120
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(20,281)
Plus: Cash deposits					32,524
Total cash, cash equivalents and investments					$1,095,363

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued interest receivables excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivables amounted to $5.4 million and $5.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company did not write off any accrued interest receivables during the three months ended March 31, 2025 and 2024.
The Company recognized total net unrealized gains of $1.1 million and $1.4 million in accumulated other comprehensive loss as of March 31, 2025 and December 31, 2024, respectively. The gross unrealized losses as of March 31, 2025 were due to changes in interest rates and temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of March 31, 2025, no securities have contractual maturities (or weighted average life for asset-backed securities) of longer than two years.
As of March 31, 2025, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (Brii Bio Parent). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities measured at fair value at each reporting date. As of March 31, 2025, the Company remeasured the equity investment at a fair value of $10.7 million. The Company recognized an unrealized gain of $6.4 million and an unrealized loss of $5.9 million for the three months ended March 31, 2025 and 2024, respectively, as part of other income in the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2025 and 2024, the unrealized gains or losses related to foreign currency translation were not material.
Contingent Consideration
Contingent consideration primarily includes potential milestone payments in connection with the acquisitions of Humabs BioMed SA (Humabs) in 2017. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of March 31, 2025 and December 31, 2024. The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted clinical, regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved.
During the three months ended March 31, 2025, the Company achieved $17.5 million clinical milestone upon the enrollment of the first patient in phase 3 ECLIPSE registrational program for chronic hepatitis delta. As of March 31, 2025, the Company recorded this $17.5 million as contingent consideration obligation, current on its unaudited condensed balance sheets and calculated the estimated fair value of the remaining clinical and regulatory milestones related to tobevibart using the following significant unobservable inputs:

Unobservable input	Value
Discount rates	12.1%
Probability of achievement	67.5%
For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of March 31, 2025, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	55.0%
Discount rate	10.0%
Probability of achievement	67.5%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of March 31, 2025 and December 31, 2024, the estimated fair value of the contingent consideration related to the Humabs acquisition was $41.1 million and $40.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations. The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions, which give rise to measurement uncertainty.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration Obligation
Balance at December 31, 2024	$40,110
Changes in fair value	1,030
Balance at March 31, 2025	$41,140
4. Grant Agreements
Gates Foundation Grants
The Company has entered into various grant agreements with the Gates Foundation (formerly known as the Bill & Melinda Gates Foundation), under which it is currently awarded grants totaling up to $49.9 million to support its HIV vaccine program, tuberculosis vaccine program, HIV vaccinal antibody program and malaria vaccinal antibody program. The term of the grant agreements will expire at various dates through June 2027, unless terminated earlier by the Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Gates Foundation reasonably believes may threaten the success of the projects.
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
In August 2024, the Company announced a strategic realignment that included phasing out certain research programs, which included the HIV vaccine program and the tuberculosis vaccine program funded by Gates Foundation grants. The Company continues to pursue a cure for HIV in collaboration with the Gates Foundation.
Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $1.2 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had deferred revenue of $10.4 million and $11.1 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had $11.2 million and $11.6 million, respectively, within accrued and other liabilities, which may need to be refunded to the Gates Foundation.
5. Collaboration and License Agreements
License Agreement with Sanofi
On September 9, 2024 (Acquisition Date), the Company closed the license agreement with Amunix Pharmaceuticals, Inc., a Sanofi company, previously announced on August 1, 2024 (Sanofi Agreement). The Sanofi Agreement provides the Company with an exclusive worldwide license to use of the proprietary PRO-XTEN™ universal masking technology for oncology and infectious disease,excluding the ophthalmological field, and to three early clinical-stage dual-masked TCEs that all leverage the PRO-XTEN™ universal masking platform within a range of oncology indications.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Under the Sanofi Agreement the Company made an upfront payment to Sanofi in the amount of $100.0 million and placed into escrow a $75.0 million milestone payment due to former shareholders of Amunix Pharmaceuticals, Inc., which is subject to VIR-5525 achieving “first in human dosing” by 2026. The cash paid into escrow is under the control of the Company and is classified as restricted cash and cash equivalents, current in the unaudited condensed consolidated balance sheets. Sanofi will also be eligible to receive up to an additional $323.0 million in future development and regulatory milestone payments, up to an additional $1.49 billion in commercial net sales-based milestone payments, and low single-digit to low double-digit tiered royalties on worldwide net sales. In addition, if, within a two-year period from the execution of the Sanofi Agreement, the Company executes a transaction that gives rise to Vir Bio receiving certain sublicense income related to the licenses obtained from the Sanofi Agreement, Sanofi may be eligible to receive a portion of such income.
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
The Company accounted for the Sanofi Agreement as an asset acquisition in accordance ASC 805-50 as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable assets. The three early clinical stage oncology TCEs use the same universal PRO-XTEN™ masking technology and have similar development timelines, probabilities of risk, and loss of patent exclusivity among other characteristics. ASC 805-50 requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given. The total purchase price was allocated to the acquired assets based on their relative fair values, as of the Acquisition Date as follows (in thousands):

In-process research and development	$102,836
Property and equipment	1,119
Prepaid expenses and other current assets (1)	3,975
Assembled workforce	412
Total purchase consideration	$108,342
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Alnylam Pharmaceuticals, Inc.
In October 2017, the Company and Alnylam Pharmaceuticals, Inc. (Alnylam) entered into a collaboration and license agreement (the Alnylam Agreement). Under the Alnylam Agreement, the Company obtained a worldwide, exclusive license to develop, manufacture and commercialize siRNA product candidates, including elebsiran, for all uses and purposes including the treatment of hepatitis B virus (HBV) and hepatitis delta virus (HDV). Under the Alnylam Agreement, the Company also held options to obtain similar licenses to siRNA product candidates for up to four other infectious disease targets selected by Vir Bio, but following an amendment and restatement of the Alnylam Agreement in March 2025 (the Restated Alnylam Agreement), those options (and all rights and obligations related to those infectious disease targets) were terminated. At the same time Alnylam elected to not opt-in to the profit-sharing arrangement with respect to any approved siRNA product candidates, including elebsiran, directed to HBV or HDV. The Company remains solely responsible, at its expense, for conducting all development, manufacture and commercialization activities for elebsiran in HBV and HDV indications, and the Company is required to use commercially reasonable efforts to develop and commercialize elebsiran for the treatment of HBV or HDV in the United States and specified major markets.
In connection with the Restated Alnylam Agreement and Alnylam’s election to not opt-in to the profit-sharing arrangement, the Company agreed to pay Alnylam $30.0 million, which was recorded as part of research and development expenses in the Company’s unaudited condensed statement of operations for the three months ended March 31, 2025 and as part of accrued and other liabilities on its unaudited condensed balance sheets as of March 31, 2025. After this payment, the remaining amount of the development and regulatory milestones is up to $145.0 million, down from the $175.0 million as previously disclosed in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. Any development and regulatory milestones for an elebsiran product will be payable to Alnylam only once, irrespective of dosage, formulation forms, route of administration or indication. Following commercialization, the Company will be required to pay to Alnylam up to $250.0 million in the aggregate for the first achievement of specified levels of net sales by elebsiran products directed to HBV, whether for the treatment of HBV or HDV. The Company will also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of siRNA products directed to HBV, such as elebsiran, whether for the treatment of HBV or HDV, subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country. Alnylam is also entitled to receive a portion of any consideration the Company receives as a result of granting a sublicense under the licenses granted to Vir Bio by Alnylam under the Alnylam Agreement.
The term of the Restated Alnylam Agreement will continue, on a product-by-product and country-by-country basis, until expiration of all royalty payment obligations under the Restated Alnylam Agreement. The Company may terminate the Alnylam Agreement on a program-by-program basis or in its entirety for any reason on 90 days’ written notice. Either party may terminate the agreement for cause for the other party’s uncured material breach on 60 days’ written notice (or 30 days’ notice for payment breach), or if the other party challenges the validity or enforceability of any patent licensed to it under the Restated Alnylam Agreement on 30 days’ notice.
The Company did not incur material expenses during the three months ended March 31, 2024 related to collaboration with Alnylam.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands). Depreciation expenses were $2.8 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively.

	Useful life (in years)	March 31, 2025	December 31, 2024
Leasehold improvements	8 - 12	$53,981	$53,992
Laboratory equipment	5	39,426	39,428
Furniture and fixtures	5	2,715	2,696
Computer equipment	3	2,621	2,778
Construction in progress	N/A	1,808	1,074
Property and equipment, gross		100,551	99,968
Less: accumulated depreciation		(38,870)	(36,785)
Total property and equipment, net		$61,681	$63,183
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development expenses	$67,893	$29,225
Payroll and related expenses	11,611	31,165
Excess funds payable under grant agreements	11,177	11,589
Operating lease liabilities, current	7,925	7,752
Other professional and consulting expenses	2,068	2,268
Other accrued expenses	3,452	3,874
Total accrued and other liabilities	$104,126	$85,873
7. Commitments and Contingencies
Manufacturing and Supply Agreements
In the first quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of tobevibart (Tobevibart Agreements). As of March 31, 2025, the Company had unaccrued unpaid commitments of approximately $22 million under the Tobevibart Agreements. In the third quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of elebsiran (Elebsiran Agreements). As of March 31, 2025, the Company had unaccrued unpaid commitments of approximately $8 million under the Elebsiran Agreements.
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
8. Stock-Based Awards
The Company has maintained a stock incentive plan for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, other stock awards and performance cash awards, to employees, non-employee directors, and consultants. The Company also has an employee stock purchase plan (ESPP) for its employees.
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term of options (in years)	6.1	6.1
Expected stock price volatility	89.5% – 89.9%	89.2% – 89.3%
Risk-free interest rate	4.1% – 4.5%	4.3%
Expected dividend yield	—	—
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
Expected Volatility — The expected volatility is determined by using a blended approach of the Company and its industry peers’ historical volatilities.
Risk-Free Interest Rate — The Company determines the risk-free interest rate over the expected term of the stock options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$7,005	$13,606
Selling, general and administrative	7,054	10,151
Total stock-based compensation	$14,059	$23,757
9. Net Loss Per Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus any potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For periods that the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common securities outstanding would have been anti-dilutive.
The following is a calculation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(120,965)	$(65,276)
Weighted-average shares outstanding, basic and diluted	137,468,900	135,280,648
Net loss per share, basic and diluted	$(0.88)	$(0.48)
Securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because to do so would have been antidilutive for the periods presented were as follows:

	Three Months Ended March 31,
	2025	2024
Options issued and outstanding	11,080,159	12,018,822
Restricted shares subject to future vesting	6,888,462	4,521,874
Total	17,968,621	16,540,696
10. Income Taxes
The table below presents our loss before provision for income taxes, provision for income taxes and effective tax rate for the three months ended March 31, 2025 and 2024(in thousands):

	Three Months Ended March 31,
	2025	2024
Loss before provision for income taxes	$(120,949)	$(65,000)
Provision for income taxes	$(16)	$(276)
Effective tax rate	—%	(0.4%)

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
Unrecognized tax benefits were $18.5 million and $17.9 million as of March 31, 2025 and December 31, 2024, respectively, and if recognized, would favorably affect the effective tax rate in future periods.
11. Segment Reporting
The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. The Company’s CODM is its Chief Executive Officer. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is segment net loss that also is reported on the consolidated statements of operations as consolidated net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses segment net loss to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals, decide how to allocate resources among the Company’s clinical and pre-clinical portfolios, and make strategic decisions about business development opportunities.
The segment revenue, segment profit or loss, and significant segment expenses regularly provided to CODM are summarized as follows (in thousands).

	Three Months Ended March 31,
	2025	2024
Segment revenue	$3,032	$56,376
Less: Segment expenses (1)
Cost of revenue	—	59
Research and development
Contract manufacturing	9,336	9,669
Clinical costs	20,606	11,607
Personnel (2)	33,718	46,190
Licenses, collaborations and contingent consideration	36,591	5,696
Other R&D (3)	18,394	26,963
Selling, general and administrative (2)	23,944	36,321
Restructuring, long-lived assets impairment and related charges, net	(10)	(48)
Plus: Other segment items (4)	18,582	14,805
Segment and consolidated net loss	$(120,965)	$(65,276)
(1) Refer to Note 6 Balance Sheet Components for depreciation and amortization expenses included in segment expenses.
(2) Refer to Note 8 Stock-Based Awards for stock-based compensation expenses included in segment expenses.
(3) Other research and development expenses primarily includes non-personnel research expenses, allocated facility and IT expenses, IPR&D impairment, and depreciation expenses.
(4) Other segment items include change in fair value of equity investments, interest income, other expense, net, and provision for income taxes, all of which were presented on the condensed consolidated statements of operations.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes segment revenues by geographic area (in thousands). The revenues attributed to foreign customers primarily include collaboration and contract revenues recognized under the Company’s collaboration agreements with GSK, contract revenue generated from clinical supplies provided to foreign companies, and license revenue from the Company’s collaboration with Brii Bio.

	Three Months Ended March 31,
Segment revenues attributed to:	2025	2024
U.S. customers	$1,238	$5,172
Foreign customers
GSK	(70)	50,694
Other	1,864	510
Total segment and consolidated revenue	$3,032	$56,376
The Company’s long-lived assets are primarily located in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Vir Bio,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.
Overview
We are a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer.. Our clinical-stage portfolio includes infectious disease programs for Chronic Hepatitis Delta (CHD) and Chronic Hepatitis B (CHB) infections and multiple dual-masked T-cell engagers (TCEs) across validated targets in solid tumor indications. We also has a preclinical portfolio of programs across a range of infectious diseases and oncologic malignancies.
Our clinical development pipeline consists of investigational therapies targeting hepatitis delta virus (HDV) and various solid tumors. In HDV, we enrolled the first patient in our phase 3 ECLIPSE registrational program in the first quarter of 2025. Should the ECLIPSE program yield positive results that support regulatory approval and subsequent commercial launch, we believe the combination has the potential to be a new standard of care for hepatitis delta patients, for whom approved treatment options are either limited or unavailable. In oncology, we are advancing phase 1 clinical studies for our dual-masked TCEs: VIR-5818 in patients with HER2-expressing tumors and VIR-5500 in patients with PSMA-expressing metastatic castration-resistant prostate cancer (mCRPC). We are also advancing our third TCE program,VIR-5525, in patients with EGFR-expressing tumors, with phase 1 clinical studies expected to begin in the second quarter of 2025. We are also developing therapeutic candidates in hepatitis B, HIV cure, and other solid tumors, leveraging our expertise and platform strengths.
We have an industry-leading management team and board of directors with significant immunology, infectious diseases, and oncology experience, including a proven track record of progressing product candidates from early-stage research through clinical development, and worldwide regulatory approval and commercialization experience. Given the global impact of infectious diseases and cancer, we are committed to developing transformative therapies that can make a meaningful difference in patients’ lives.
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Annual Report on Form 10-K for the period ended December 31, 2024. For additional developments or for a more comprehensive discussion of certain developments below, see our Annual Report on Form 10-K for the year ended December 31, 2024.
Chronic Hepatitis Delta (CHD)
•ECLIPSE 1, the first Phase 3 trial of our registrational program in CHD enrolled its first patient in March 2025 and is progressing as planned. The clinical trial will assess the efficacy and safety of tobevibart and elebsiran compared to deferred treatment in regions such as the U.S. where bulevirtide is not available or other regions where its access is limited.
•We are advancing plans for the initiation of ECLIPSE 2, a Phase 3 trial that will evaluate the efficacy and safety of switching to tobevibart and elebsiran in people with CHD who have not achieved viral suppression with bulevirtide therapy.
•We plan to share Phase 2 SOLSTICE subgroup analysis data in CHD in a poster presentation at the European Association for the Study of the Liver (EASL) Congress 2025. The poster was selected by EASL to be highlighted during the poster tour on May 8, 2025.
•Tobevibart and elebsiran combination therapy is supported by multiple U.S. and EU regulatory designations, including U.S. Food and Drug Administration (FDA) Breakthrough Therapy designation, U.S. FDA Fast Track designation, European Priority Medicines (PRIME) designation and European Orphan Drug designation, signifying the significant unmet need in CHD.

Solid Tumors
•VIR-5818, the only dual-masked HER2-targeting TCE in clinical trials, continues to advance through dose escalation as a monotherapy, and in combination with pembrolizumab, in multiple tumor types, including metastatic breast cancer and metastatic colorectal cancer.
◦In early Phase 1 data reported in January 2025, VIR-5818 showed tumor shrinkage across various tumor types in 50% (10/20) of participants receiving doses ≥400 µg/kg, with confirmed partial responses in 33% (2/6) of participants with HER2-positive colorectal cancer (CRC).
•VIR-5500, the only dual-masked PSMA-targeting TCE in clinical trials, continues to advance through dose escalation aiming to further optimize dosing and efficacy.
◦In early Phase 1 data reported in January 2025, VIR-5500 showed PSA reductions in 100% (12/12) of metastatic castration resistant prostate cancer (mCRPC) patients after an initial dose ≥120 µg/kg. PSA50 response was confirmed in 58% (7/12) of participants.
•Early Phase 1 data for VIR-5818 and VIR-5500 reported in January 2025 showed promising safety profiles for both clinical candidates, with maximum tolerated dose not yet reached, no dose-limiting cytokine release syndrome (CRS) observed and no CRS greater than grade 2 reported.
•Initial clinical data demonstrate the PRO-XTEN™ masking technology’s potential to minimize systemic toxicity while enabling selective killing of cancer cells in the tumor microenvironment, minimizing CRS and expanding the therapeutic index compared to traditional therapeutic approaches. PRO-XTEN™ is a trademark of Amunix Pharmaceuticals, Inc., a Sanofi company.
•We plan to initiate a Phase 1 study of VIR-5525, our PRO-XTEN™ dual-masked EGFR-targeting TCE, in the second quarter of 2025, to evaluate its potential across a number of solid tumor indications.
Chronic Hepatitis B (CHB)
•We will present functional cure data from the 24-week follow-up of the MARCH Part B Phase 2 clinical study evaluating combinations of tobevibart and elebsiran, alone, or in combination with pegylated interferon alfa (PEG-IFNα) at the EASL Congress 2025 on May 9, 2025.
•Future advancement in CHB by us will be contingent on securing a worldwide development and commercialization partner outside China Territory (People’s Republic of China, Hong Kong, Taiwan, and Macau).
Preclinical Pipeline Candidates
•We continue to progress multiple undisclosed PRO-XTEN™ dual-masked TCEs against clinically validated targets with potential applications across a number of solid tumors. These preclinical candidates integrate the PRO-XTEN™ masking technology with novel TCEs discovered and engineered using Vir Biotechnology’s antibody discovery platform and our proprietary dAIsY™ (data AI structure and antibody) AI engine.
•We have advanced a broadly neutralizing antibody to development candidate status in our HIV cure program in collaboration with the Gates Foundation.
Corporate Update
•In January 2025, we announced positive initial Phase 1 dose escalation data for two of our PRO-XTEN™ dual-masked TCEs.
•During the quarter, Vir Biotechnology and Alnylam Pharmaceuticals, Inc. (Alnylam) amended and restated their collaboration agreement (Restated Alnylam Agreement), with Alnylam electing not to opt-in to its profit-sharing option for elebsiran in CHB and CHD indications. The amended agreement provides us with the flexibility to pursue commercialization partners in markets outside the U.S.

Our Collaboration, License and Grant Agreements
We have entered into collaboration, license and grant arrangements with various third parties. For details regarding these and other agreements, see Note 4—Grant Agreements and Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 6—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our revenues consist of the following:
Collaboration revenue includes recognition of our profit-share from the sales of sotrovimab pursuant to our 2020 collaboration agreement with GlaxoSmithKline plc (together with its affiliates, GSK, and 2020 GSK Agreement). As the lead party for all manufacturing and commercialization activities, GSK incurs all of the manufacturing, sales and marketing expenses and is the principal on sales transactions with third parties. As the agent, we recognize our contractual share (72.5%) of the profit-sharing amounts as revenue, based on sales net of various estimated deductions such as rebates, discounts, chargebacks, credits and returns, less cost of sales and allowable expenses (including manufacturing, distribution, medical affairs, selling, and marketing expenses) in the period the sale occurs.
To record collaboration revenue, we utilize certain information from our collaboration partner, including actual net product sales and costs incurred for sales activities, and make key judgments based on business updates related to commercial and clinical activities. Our contractual share of the profit-sharing amounts is subject to potential future adjustments to allowable expenses, which we account for as a form of variable consideration. In previous years, GSK reported to us certain adjustments to allowable manufacturing expenses, which we had previously reserved as a constraint on our cumulative profit-sharing amounts. GSK may continue to adjust allowable manufacturing expenses in future periods. We evaluate the latest available facts and circumstances at each reporting period to re-assess whether any portion of profit-sharing amounts should continue to be constrained. Actual results could materially differ from estimates.
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
•expenses incurred under agreements with third-party contract manufacturing organizations, contract research organizations (CROs), and consultants;
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
In addition, under our some of our license agreements , we may incur additional clinical, and regulatory milestone payments based on the development progress of certain clinical programs. We may also be required to pay commercial milestone payments and royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report.
As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate significant revenue from the commercialization and sale of any of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical and clinical studies, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential. We cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured (if at all) and to what degree such arrangements will affect our development plans and capital requirements.
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
Restructuring, long-lived asset impairment and related charges
Restructuring, long-lived asset impairment and related charges consist primarily of charges incurred in connection with our cost saving initiatives implemented in 2024 and 2023.
Change in Fair Value of Equity Investments
Change in fair value of equity investments consists of the remeasurement of our investment in Brii Biosciences Limited’s, or Brii Bio Parent, ordinary shares based on the quoted market price at each reporting date.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents and investments.
Other Expense, Net
Other expense, net consists of gains and losses from foreign currency transactions and investment management expenses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes on our domestic and foreign operations.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenues:
Collaboration revenue	$(70)	$(987)	$917
Contract revenue	1,864	52,191	(50,327)
Grant revenue	1,238	5,172	(3,934)
Total revenues	3,032	56,376	(53,344)
Operating expenses:
Cost of revenue	—	59	(59)
Research and development	118,645	100,125	18,520
Selling, general and administrative	23,944	36,321	(12,377)
Restructuring, long-lived assets impairment and related charges, net	(10)	(48)	38
Total operating expenses	142,579	136,457	6,122
Loss from operations	(139,547)	(80,081)	(59,466)
Other income:
Change in fair value of equity investments	6,382	(5,915)	12,297
Interest income	12,288	21,283	(8,995)
Other expense, net	(72)	(287)	215
Total other income	18,598	15,081	3,517
Loss before provision for income taxes	(120,949)	(65,000)	(55,949)
Provision for income taxes	(16)	(276)	260
Net loss	$(120,965)	$(65,276)	$(55,689)
Revenues
The change in collaboration revenue for the three months ended March 31, 2025 compared to the same period in 2024 was nominal.
The decrease in contract revenue for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to $51.7 million of deferred revenue recognized during the first quarter of 2024 when GSK’s rights to select up to two additional non-influenza target pathogens expired on March 25, 2024.
The decrease in grant revenue for the three months ended March 31, 2025 compared to the same periods in 2024 was primarily due to lower revenue recognized in accordance with our agreement with BARDA and the Gates Foundation. We terminated our agreement with BARDA on December 31, 2024.
The decrease in cost of revenue for the three months ended March 31, 2025 compared to the same period in 2024 was nominal.

Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Contract manufacturing	$9,336	$9,669	$(333)
Clinical costs	20,606	11,607	8,999
Personnel	33,718	46,190	(12,472)
Licenses, collaborations and contingent consideration	36,591	5,696	30,895
Other	18,394	26,963	(8,569)
Total research and development expenses	$118,645	$100,125	$18,520
The increase in research and development expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to:
•higher license, collaborations and contingent consideration expenses related to a $30.0 million expense (paid in April 2025) in connection with signing the Restated Alnylam Agreement and milestone payments due upon the enrollment of the first patient in phase 3 ECLIPSE registrational program for CHD. As part of the Restated Alnylam Agreement, Alnylam had elected to not opt-in to the profit-sharing arrangement for elebsiran, resulting in a milestone and royalty-based structure rather than a profit-sharing model. We are solely responsible for the development, manufacturing, and commercialization activities associated with elebsiran;
•higher clinical cost due to the initiation of our phase 3 ECLIPSE registrational program and newer oncology programs;
partially offset by:
•lower contract manufacturing expenses related to our de-prioritized programs partially offset by activities associated with our newer oncology programs;
•lower personnel expenses associated with headcount reductions; and
•lower other R&D expenses related to de-prioritized R&D programs and other ongoing cost savings, including the closing of our St. Louis, Missouri and Portland, Oregon sites.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses for the three months ended March 31, 2025 compared to the same periods in 2024 was primarily due to ongoing cost saving realized through headcount reductions and other initiatives.
Restructuring, long-lived assets impairment and related charges
The decrease in restructuring, long-lived assets impairment and related charges for the three months ended March 31, 2025 compared to the same period in 2024 was nominal. Our restructuring plans implemented in prior years were substantially completed by the end of 2024.
Change in Fair Value of Equity Investments
Our equity investment consisted solely of shares of Brii Bio Parent, which is a marketable equity investment and remeasured to fair value at each reporting period. For the three months ended March 31, 2025, we recognized an unrealized gain of $6.4 million due to the change in fair value, compared to an unrealized loss of $5.9 million for the same period in 2024.
Interest Income
The decrease in interest income for the three months ended March 31, 2025 compared to the same periods in 2024 was primarily due to lower balances of cash, cash equivalents, and investments.

Other Expense, Net
The change in other expense, net for the three months ended March 31, 2025 compared to the same period in 2024 was nominal.
Provision for Income Taxes
The decrease in the provision for income taxes for the three months ended March 31, 2025 compared to the same periods in 2024 was nominal.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of March 31, 2025, we had $1.02 billion in cash, cash equivalents, and investments and $94.4 million in restricted cash and cash equivalents, which included the $75.0 million subject to VIR-5525 achieving “first in human dosing” by 2026. As of March 31, 2025, our accumulated deficit was $880.7 million. In November 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the shelf registration statement on Form S-3 and a related prospectus that we filed with the U.S. Securities and Exchange Commission (SEC) on November 3, 2023. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of March 31, 2025, no shares have been issued under the Sales Agreement.
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
In December 2024, the FDA revoked EUA granted to sotrovimab in May 2021. We do not expect to generate significant revenue from the sale of our other product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2025 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
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

Our primary operating lease arrangements are for office and laboratory spaces located in California and Switzerland with contractual lease periods expiring between 2033 and 2035. As of March 31, 2025, we expect to make total lease payments of approximately $120.5 million through 2035.
To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 6—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. For information related to our future commitments under our facilities and manufacturing agreements. see Note 10—Commitments and Contingencies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(78,116)	$(109,390)
Investing activities	126,818	28,420
Financing activities	598	152
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$49,300	$(80,818)
Operating Activities
Cash used in operating activities is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the three months ended March 31, 2025 decreased compared to the same period in 2024 primarily due to ongoing cost saving realized through headcount reductions, the closing of our St. Louis, Missouri and Portland, Oregon sites and de-prioritized R&D programs.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2025 increased compared to the same period in 2024 primarily due to higher cash provided by maturities and sales of investment, net of investment purchases. Cash provided by investing activities during three months ended March 31, 2025 was primarily due to $301.9 million in proceeds received from investments that matured or sold during the year, partially offset by purchases of investments of $173.7 million. Cash provided by investing activities during three months ended March 31, 2024 was primarily due to $592.7 million in proceeds received from investments that matured or sold during the period, partially offset by purchases of investments of $562.9 million.
Financing Activities
The change in cash provided by financing activities during the three months ended March 31, 2025 compared to the same period in 2024 was nominal.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited condensed consolidated financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more details on our critical accounting policies, refer to Note 2 Summary of Significant Accounting Policies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2025, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $368.0 million as of March 31, 2025, which primarily consisted of deposits in checking and sweep accounts at financial institutions and money market funds. We also had short-term and long-term investments of $735.5 million as of March 31, 2025. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and consist of U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2025.
Foreign Currency
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are translated to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to Euro, Swiss Franc and Australian dollar. Transaction gains and losses are included in other expense, net on the unaudited condensed consolidated statements of operations and were not material for the three months ended March 31, 2025 and 2024.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $10.7 million as of March 31, 2025. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of March 31, 2025 by approximately $1.1 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The deployment of artificial intelligence (AI) in our or our collaborators’ efforts to discover, develop and engineer next-generation antibodies or other investigational products, could adversely affect our business, reputation or financial results, and furthermore our competitors may be able to utilize such technologies more effectively than we can.
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
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net losses of $121.0 million and $65.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $880.7 million.
We expect to continue to incur significant expenses and net losses in the foreseeable future as we develop our product candidates and technology platforms.
It could be several years, if ever, before we are able to commercialize any of our product candidates. Any net losses we incur may fluctuate significantly from quarter to quarter and year to year based on operating expenses and other factors. To become profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and clinical studies of our current and future product candidates, obtaining regulatory approval, procuring commercial-scale manufacturing and marketing, and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities, and we may never attain a level of commercial success that will generate sufficient revenue to offset our expenses and maintain profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses, or if we will be able to return to profitability. If we are required by regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical studies or the development of any of our product candidates, our expenses could increase.
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
As an organization, beyond sotrovimab for COVID-19, we have not yet demonstrated an ability to successfully manufacture a new drug application (NDA)- or biologics licensing application (BLA)-approved, commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer history of commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our technology platforms and product candidates.
We may require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our research and development programs or other operations.
As of March 31, 2025, we had cash, cash equivalents and investments of $1.02 billion. Based upon our current operating plan, we believe that this amount will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. Other unanticipated costs may also arise. Because the design and outcome of our clinical studies are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates, if approved, or any future product candidates that we develop.
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
In December 2024, the FDA revoked the emergency use authorization (EUA) that we and GSK had received in May 2021 for the sale of sotrovimab to treat COVID-19. Even prior to the FDA’s revocation of our EUA, sotrovimab had not been authorized for use in any U.S. region for the treatment of COVID-19 since the FDA’s exclusionary revisions to our EUA in March and April 2022. Due to the evolving COVID-19 landscape and based on discussions with the FDA, we and GSK do not plan to file a BLA.

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
Even if we eventually complete clinical testing and receive approval of an NDA, BLA or foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authorities may grant an approval or other marketing authorization that is contingent on the performance of costly additional clinical studies, including post-marketing clinical trials. Furthermore, these authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates.
Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects. In addition, the FDA or comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations, experience disruptions or take other actions, which may prevent or delay approval of our future product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain applicable regulatory approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

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
In June 2024 and December 2024, we announced that the FDA granted Fast Track designation and Breakthrough Therapy designation, respectively, for the combination of tobevibart and elebsiran for the treatment of CHD. In addition, the combination received PRIME designation from the EMA and European orphan drug designation in December 2024 for the same indication. We can provide no assurances that the combination of tobevibart and elebsiran or any of our other product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S., EU or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA, EMA or other foreign regulatory authorities may also withdraw or revoke any such designation, or elect to treat designated candidates in a manner different from what was originally indicated, if determined that any such product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of any of these designations could materially and adversely affect our business, financial condition, cash flows and results of operations. For additional information, see the sections titled “Government Regulation and Product Approval—Expedited Development and Review Programs” and “Government Regulation and Product Approval—Foreign Regulation” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Identifying and qualifying patients to participate in our clinical studies is critical to our success. In particular, clinical studies for prophylaxis are impacted by many factors including competing therapies that tend to require enrollment of a larger number of subjects than clinical studies for treatments. We may encounter difficulties in enrolling patients in our clinical studies, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our studies. Patient enrollment and retention in clinical studies depend on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, changing standards of care, the number and nature of competing treatments and ongoing clinical studies of competing therapies for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the trial. The enrollment and retention of patients in our clinical studies may be disrupted or delayed as a result of, for example, regulatory feedback, clinicians’ and patients’ perceptions as to the potential advantages of therapies in development in relation to other available therapies, including products that have been recently authorized under EUAs or approved and licensed through NDAs and BLAs. In addition, enrollment and retention of patients in clinical studies could be disrupted by geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing conflicts in the Middle East and Eastern Europe), as well as man-made or natural disasters, public health pandemics or epidemics or other business interruptions.
Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on contract research organizations (CROs) and clinical trial sites to ensure proper and timely conduct of our future clinical studies and, while we intend to enter into agreements governing their services, we will be limited in our ability to ensure their actual performance which may result in rejection of the data generated at particular clinical trial sites or delays in the completion of our future clinical studies.
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
If our competitors are able to utilize new technologies more effectively (including but not limited to those that may involve AI or be created using AI) to discover, develop and commercialize products that compete with any of our product candidates or potential commercial products, such technologies could adversely impact our ability to compete..

As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval or authorization of their products before we are able to, which could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may also develop therapies that are safer, more effective, have fewer or less severe side effects, are more convenient, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing, marketing or obtaining reimbursement their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization. For additional information regarding our competitors, see the section titled “Competition” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved BLA is required to comply with FDA rules and is subject to FDA review and periodic inspections, in addition to other potentially applicable federal and state laws, to ensure compliance with GMP, and adherence to commitments made in the BLA.

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
Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning or untitled letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other agencies, including the U.S. Department of Justice (DOJ), closely regulate and monitor the marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Government Regulation and Product Approval” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Even if we are successful in achieving regulatory approval to commercialize any product candidate faster than our competitors, such product candidates may face competition from biosimilar or generic products. For example, in the United States, biologic product candidates are subject to approval and licensure under the BLA pathway, and small molecules, such as our siRNA product elebsiran, are subject to approval and licensure under the NDA pathway. The Biologics Price Competition and Innovation Act of 2009 creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) creates a similar pathway for seeking approval of a generic version of an approved, small molecule innovator drug product. For additional information regarding biosimilars and exclusivity, see the section titled “Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, such as the U.S. federal Anti-Kickback Statute, federal civil and criminal false claims laws, the healthcare fraud provisions of HIPAA, and the Physician Payments Sunshine Act.
These laws may impact the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Government Regulation and Product Approval” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely continue to be costly. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.
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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures.
While it is currently unclear how certain new measures, including the drug pricing provisions of the IRA, will ultimately be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. In addition, it is unclear whether the new Trump Administration will reverse or modify any existing regulatory requirements, pursue new reform initiatives or otherwise influence the overall healthcare regulatory environment, and even if proposed, whether such changes or modifications would be implemented or withstand potential litigation. For additional information regarding other healthcare legislative reform measures, see the sections titled “Government Regulation and Product Approval—Healthcare Reform” and “Government Regulation and Product Approval—Pharmaceutical Prices” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We are currently conducting process development and manufacturing material for product candidates of three different therapeutic modalities: monoclonal antibodies, siRNAs and TCEs. Except for limited process, analytical and formulation development, cell line development, small-scale non-GMP manufacturing for preclinical studies, and quality control testing capabilities in certain of our facilities that are either established or are currently being built, we do not own or operate facilities for large-scale process development or product manufacturing, storage and distribution, or testing. We are dependent on third parties, including strategic collaborators and contract development and manufacturing organizations (CDMOs), to develop large-scale manufacturing processes and manufacture clinical supplies of our current and any future product candidates. We have established relationships with multiple third parties where we have established large-scale manufacturing processes and produced material to support our preclinical and Phase 1, 2, and 3 clinical studies. We do not yet have sufficient information for reliable cost estimates for the commercial manufacturing of our future product candidates. Certain of our product candidates may have to compete with existing and future products that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.
The facilities used by our CDMOs to develop and manufacture our product candidates must be approved by the FDA or other regulatory authorities pursuant to inspections that will be conducted after we submit our NDA or BLA to the FDA or foreign marketing application to the appropriate regulatory authority. We do not control the day-to-day operations of, and are completely dependent on, our CDMOs for compliance with cGMP requirements. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other health authorities, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have limited control over the ability of our CDMOs to maintain adequate quality control, quality assurance, qualified personnel or oversight of their subcontractors. If the FDA or a comparable foreign regulatory authority does not approve our CDMOs' facilities for our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact the timing our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a CDMO could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.

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
•the commitment of excess manufacturing capacity or excess raw materials due to insufficient market demand for our product candidates and responsibility for the associated costs;
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
•greater costs and competition for access to an increasingly smaller pool of potential CDMO as a result of consolidation in the contract manufacturing industry;
•breach, termination or nonrenewal of development and manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on single sources for raw materials or components and the lack of qualified backup suppliers for those raw materials or components that are currently purchased from a sole or single-source supplier;
•lack of ownership to the intellectual property rights to any improvements made by our third parties in the manufacturing process for our product candidates;
•price increases or decreased availability of product raw materials or components;
•disruptions to operations of our third-party suppliers and CDMO by conditions unrelated to our business or operations, including supply chain issues, capacity constraints, transportation and labor disruptions, global competition for resources, the bankruptcy of the supplier or CDMO and/or general economic conditions, interest rate and currency rate fluctuations, and economic slowdown or recession;
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
Furthermore, we currently rely on a limited number of third party suppliers and CDMOs that are able to meet our supply requirements for synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CDMOs to meet our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs. Included in these risks are potential extended lead times, delays or shortages of raw materials and components, synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CDMO’s facility and ability to comply with the applicable manufacturing requirements, including cGMP requirements, which could result in unusable product. This would cause delays in our manufacturing timelines and ultimately delay our clinical studies and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA supply requirements, we may need to secure alternative suppliers of synthetic siRNAs and/or key raw materials and components, and such alternative third party suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Further, alternative suppliers would require filing and regulatory approvals.
Changes in U.S. and international trade policies may adversely impact our business and operating results.
The U.S. government has made statements and taken actions that have led to certain changes and may lead to additional changes to U.S. and international trade policies. For example, President Trump has imposed or signaled to impose a series of tariffs on certain products manufactured outside the United States, including pharmaceutical products and raw materials and components for pharmaceutical products, and it is unknown whether and to what extent additional tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development, clinical manufacturing and future commercial activities. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the ongoing trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.

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
We and our CROs are required to comply with Good Laboratory Practice (GLP) and Good Clinical Practice (GCP), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GLP-compliant and GCP-compliant preclinical and clinical studies, we remain responsible for ensuring that each of our GLP preclinical and clinical studies is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our CROs fail to comply with GCP, the clinical data generated in our clinical studies may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical studies, which would delay the regulatory approval process.
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
The U.S. Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our service providers or our licensors to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property.
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
Given the amount of time required for the development, testing and regulatory review of our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent, provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and accordingly they may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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
In January 2022, we entered into an amended and restated letter agreement with the Gates Foundation (formerly known as the Bill & Melinda Gates Foundation, and the agreement, the Gates Agreement), which amended and restated the original letter agreement with the Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Gates Foundation purchased an aggregate of $20.0 million of shares of our convertible preferred stock (which later converted to shares of our common stock after our initial public offering) and purchased $40.0 million of shares of our common stock in January 2022. We are obligated to use the proceeds of the Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Gates Foundation” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
If we fail to comply with (i) our obligations to use the proceeds of the Gates Foundation’s investment for the purposes set forth in the Gates Agreement (and described in our filings with the SEC) and to not use such proceeds for specified prohibited uses, (ii) specified reporting requirements or (iii) specified applicable laws, or if we materially breach our specified global access commitments (any such failure or material breach, a specified default), we will be obligated to redeem or arrange for a third party to purchase all of our stock purchased by the Gates Foundation under the Gates Agreement, at the Gates Foundation’s request, at a price equal to the greater of (a) the original purchase price or (b) the fair market value, which amount may increase in the event of a sale of our company or all of our material assets relating to the Gates Agreement. Additionally, if a specified default occurs or if we are unable or unwilling to continue the HIV program, tuberculosis program, vaccinal antibody program or, if applicable, the mutually agreed additional program (except for scientific or technical reasons), or if we institute bankruptcy or insolvency proceedings, then the Gates Foundation will have the right to exercise a non-exclusive, fully-paid license (with the right to sublicense) under our intellectual property to the extent necessary to use, make and sell products arising from such programs, in each case solely to the extent necessary to benefit people in the developing countries in furtherance of the Gates Foundation’s charitable purpose.
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
We have in the past and may in the future seek to acquire or invest in additional businesses and/or technologies that we believe complement or expand our product candidates, enhance our technical capabilities or otherwise offer growth opportunities in the United States and internationally. The pursuit of potential acquisitions and investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold, which is discussed in greater detail in “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.
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
Our operations, and those of our CDMOs, clinical trial sites, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, geopolitical events, including civil or political unrest in any of our business locations, terrorism, insurrection or war (such as the ongoing conflicts in the Middle East and Eastern Europe), as well as other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. In addition, the SEC adopted rules in 2023 requiring us to publicly disclose certain cybersecurity incidents. Such notices may be costly and could harm our reputation and our ability to compete, and our ultimate disclosure or failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Additionally, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

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
Numerous states in the U.S., including California where our headquarters is located, have passed comprehensive privacy laws and other states are considering passing such laws. These laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). At the federal level, the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) imposes specific requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Congress has also considered passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the EU General Data Protection Regulation 2016/279 (GDPR), which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our collaboration partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. The U.K. and Switzerland, as well as other countries outside of Europe, have adopted privacy and data security laws that are comparable to the GDPR.

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
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, (v) insider trading laws that restrict the buying and selling of shares of securities while in possession of material non-public information, (vi) federal and state data privacy laws and regulations and (vii) contractual obligations of Vir Bio or such parties. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical studies, creating fraudulent data in our preclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation.
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
As of December 31, 2024, we had net operating loss carryforwards of $645.3 million for federal tax purposes and $450.2 million for state tax purposes. If not utilized, federal carryforwards will begin expiring in 2036 and state carryforwards will begin expiring in 2037. Our ability to use our federal and state NOLs to offset potential future taxable income is dependent upon our generation of future taxable income before any expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.
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
In addition, our collaboration revenue and certain assets and liabilities are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and other currencies in which we do business will affect our operating results, often in unpredictable ways. Currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, our assets and liabilities denominated in foreign currency. We are also exposed to market risks related to our investments, including changes in fair value of equity securities we hold which may fluctuate from quarter to quarter and year to year. For additional information, see “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.
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
Item 5. Other Information.
Director and Officer Trading Arrangements
A portion of the compensation of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers may engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
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
On February 22, 2025, the Company issued restricted stock units (RSUs) subject to mandatory sell-to-cover tax withholding arrangements intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) to the following officers of the Company:
•Marianne De Backer, M.Sc., Ph.D., MBA, our Chief Executive Officer;
•Vanina de Verneuil, J.D., our Executive Vice President, General Counsel, and Secretary;
•Mark Eisner, M.D., M.P.H., our Executive Vice President and Chief Medical Officer;
•Jason O’Byrne, MBA, our Executive Vice President and Chief Financial Officer; and
•Brent Sabatini, CPA, MBA, our Senior Vice President and Chief Accounting Officer.

On March 27, 2025, for estate and financial planning reasons, Vicki Sato, Ph.D., the Chair of our Board of Directors, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the Sato Trading Plan). The Sato Trading Plan provides for potential sale activity from July 1, 2025 through June 30, 2026, with monthly market orders covering up to an aggregate of 264,000 shares of our common stock (the Sato Shares). The Sato Shares represent approximately 20% of the Company shares she holds currently. Dr. Sato has held the Sato Shares for over 7 years from the date she acquired them on January 7, 2017. The Sato Trading Plan also provides for potential sale activity from July 1, 2025 through June 30, 2026, with limit orders covering up to an aggregate of 82,377 shares of our common stock subject to vested stock options (the Sato Options). The Sato Options to potentially be exercised and sold represent approximately 41% of the in-the-money vested stock options held by Dr. Sato. The Sato Trading plan will expire upon the earlier of (i) the date all sales contemplated by the Sato Trading Plan have been executed, or (ii) June 30, 2026. Each limit order contemplated by the Sato Trading Plan will remain open until the expiration of the plan on June 30, 2026, if not executed sooner. Under the Company’s 10b5-1 plan guidelines, Dr. Sato is prohibited from selling more than 50,000 shares in a single trading day. Dr. Sato will remain in compliance with the Company’s equity ownership guidelines if the Sato Shares and Sato Options are sold under the Sato Trading Plan.

Item 6. Exhibits.
(a)Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39083	3.1	10/16/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39083	3.1	03/08/2023

10.1+	Vir Biotechnology, Inc. Discretionary Bonus Plan	10-K	001-39083	10.9	02/27/2025

10.2†	Amended and Restated Collaboration and License Agreement by and among Vir Biotechnology, Inc. and Alnylam Pharmaceuticals, Inc. dated as of March 7, 2025					X

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
X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

VIR BIOTECHNOLOGY, INC.

Date: May 7, 2025	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Jason O'Byrne
Jason O’Byrne, MBA Executive Vice President and Chief Financial Officer (Principal Financial Officer)