Form 10-Q
period 2025-06-30
Vir Biotechnology, Inc.
filed 2025-08-06
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2025, the registrant had 138,916,426 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, research and development, potential of, and expectations for, our pipeline and technology platforms, the timing, potential of and expectations for ongoing and planned preclinical and clinical studies, the timing and likelihood of regulatory filings and potential approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations and in-licensing arrangements, projected costs, prospects, plans, objectives of management, expected market size and growth for our potential products, the timing of availability of clinical data, program updates and data disclosures, and our plans for our portfolio, including our hepatitis delta virus and masked T-cell engager portfolios, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “might”, “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$211,104	$222,947
Short-term investments	387,645	678,051
Restricted cash and cash equivalents, current	88,218	89,385
Equity investments	7,270	4,350
Prepaid expenses and other current assets	41,469	47,725
Total current assets	735,706	1,042,458
Intangible assets, net	7,998	8,120
Goodwill	16,937	16,937
Property and equipment, net	60,795	63,183
Operating lease right-of-use assets	64,853	59,680
Restricted cash and cash equivalents, noncurrent	6,956	6,363
Long-term investments	286,099	190,015
Other assets	13,188	12,057
TOTAL ASSETS	$1,192,532	$1,398,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,234	$5,081
Accrued and other liabilities	82,661	85,873
Deferred revenue, current	10,109	12,648
Contingent consideration obligation, current	—	16,060
Total current liabilities	105,004	119,662
Operating lease liabilities, noncurrent	93,405	90,139
Contingent consideration obligation, noncurrent	33,620	24,050
Other long-term liabilities	13,031	14,577
TOTAL LIABILITIES	245,060	248,428
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 138,886,274 and 136,959,446 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	1,941,386	1,911,872
Accumulated other comprehensive loss	(2,221)	(1,717)
Accumulated deficit	(991,707)	(759,784)
TOTAL STOCKHOLDERS’ EQUITY	947,472	1,150,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,192,532	$1,398,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Collaboration revenue	$(495)	$55	$(565)	$(932)
Contract revenue	1,526	886	3,390	53,077
Grant revenue	183	2,134	1,421	7,306
Total revenues	1,214	3,075	4,246	59,451
Operating expenses:
Cost of revenue	11	52	11	111
Research and development	97,509	105,113	216,154	205,238
Selling, general and administrative	22,283	30,265	46,227	66,586
Restructuring, long-lived assets impairment and related charges, net	(172)	26,275	(182)	26,227
Total operating expenses	119,631	161,705	262,210	298,162
Loss from operations	(118,417)	(158,630)	(257,964)	(238,711)
Other income:
Change in fair value of equity investments	(3,382)	429	3,000	(5,486)
Interest income	10,785	18,846	23,073	40,129
Other income (expense), net	226	(535)	154	(822)
Total other income	7,629	18,740	26,227	33,821
Loss before (provision for) benefit from income taxes	(110,788)	(139,890)	(231,737)	(204,890)
(Provision for) benefit from income taxes	(170)	1,512	(186)	1,236
Net loss	$(110,958)	$(138,378)	$(231,923)	$(203,654)
Net loss per share, basic and diluted	$(0.80)	$(1.02)	$(1.68)	$(1.50)
Weighted-average shares outstanding, basic and diluted	138,447,469	136,223,725	137,960,888	135,757,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(110,958)	$(138,378)	$(231,923)	$(203,654)
Other comprehensive loss:
Unrealized loss on investments	(295)	(491)	(598)	(1,902)
Pension actuarial gain (loss)	49	9	94	(162)
Total other comprehensive loss	(246)	(482)	(504)	(2,064)
Comprehensive loss	$(111,204)	$(138,860)	$(232,427)	$(205,718)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	138,063,698	$14	$1,926,529	$(1,975)	$(880,749)	$1,043,819
Vesting of restricted common stock	286,057	—	—	—	—	—
Exercise of stock options	138,179	—	649	—	—	649
Issuance of common stock under employee stock purchase plan	398,340	—	1,757	—	—	1,757
Stock-based compensation	—	—	12,451	—	—	12,451
Other comprehensive loss	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(110,958)	(110,958)
Balance at June 30, 2025	138,886,274	$14	$1,941,386	$(2,221)	$(991,707)	$947,472

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	135,843,560	$14	$1,852,839	$(2,397)	$(303,100)	$1,547,356
Vesting of restricted common stock	289,451	—	—	—	—	—
Exercise of stock options	141,255	—	410	—	—	410
Issuance of common stock under employee stock purchase plan	315,831	—	2,602	—	—	2,602
Stock-based compensation	—	—	22,162	—	—	22,162
Other comprehensive loss	—	—	—	(482)	—	(482)
Net loss	—	—	—	—	(138,378)	(138,378)
Balance at June 30, 2024	136,590,097	$14	$1,878,013	$(2,879)	$(441,478)	$1,433,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	136,959,446	$14	$1,911,872	$(1,717)	$(759,784)	$1,150,385
Vesting of restricted common stock	1,297,685	—	—	—	—	—
Exercise of stock options	230,803	—	1,247	—	—	1,247
Issuance of common stock under employee stock purchase plan	398,340	—	1,757	—	—	1,757
Stock-based compensation	—	—	26,510	—	—	26,510
Other comprehensive loss	—	—	—	(504)	—	(504)
Net loss	—	—	—	—	(231,923)	(231,923)
Balance at June 30, 2025	138,886,274	$14	$1,941,386	$(2,221)	$(991,707)	$947,472

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	134,781,286	$13	$1,828,862	$(815)	$(237,824)	$1,590,236
Vesting of restricted common stock	1,239,705	1	—	—	—	1
Exercise of stock options	253,275	—	630	—	—	630
Issuance of common stock under employee stock purchase plan	315,831	—	2,602	—	—	2,602
Stock-based compensation	—	—	45,919	—	—	45,919
Other comprehensive loss	—	—	—	(2,064)	—	(2,064)
Net loss	—	—	—	—	(203,654)	(203,654)
Balance at June 30, 2024	136,590,097	$14	$1,878,013	$(2,879)	$(441,478)	$1,433,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,923)	$(203,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,784	8,777
Amortization of premiums on investments, net	6,610	2,875
Noncash lease expense	2,358	2,919
Change in fair value of equity investments	(3,000)	5,486
Change in estimated fair value of contingent consideration	11,010	4,639
Payment of contingent consideration in excess of acquisition date fair value	(17,140)	—
Stock-based compensation	26,510	45,919
In-process research and development impairment	—	3,512
Long-lived assets impairment and disposal loss	399	26,467
Other non-cash items, net	59	(363)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,937	11,255
Other assets	(1,132)	(882)
Accounts payable	7,444	(2,158)
Accrued liabilities and other long-term liabilities	(5,458)	(34,798)
Operating lease liabilities	(3,253)	(7,554)
Deferred revenue	(2,540)	(49,677)
Net cash used in operating activities	(198,335)	(187,237)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	326	912
Purchases of property and equipment	(4,167)	(2,538)
Purchases of investments	(366,065)	(834,339)
Maturities and sales of investments	553,180	1,075,992
Net cash provided by investing activities	183,274	240,027
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,247	630
Issuance of common stock under ESPP	1,757	2,602
Other financing activities	(360)	(138)
Net cash provided by financing activities	2,644	3,094
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(12,417)	55,884
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	318,695	261,292
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$306,278	$317,176
NONCASH INVESTING AND FINANCING ACTIVITIES:
Obtaining a right-of-use asset in exchange for a lease liability	$7,591	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid for income tax	$(2,266)	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$211,104	$296,864
Restricted cash and cash equivalents, current	88,218	13,946
Restricted cash and cash equivalents, noncurrent	6,956	6,366
Total cash, cash equivalents and restricted cash and cash equivalents	$306,278	$317,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (Vir Bio or the Company) is a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. Its clinical-stage portfolio includes programs for chronic hepatitis delta and multiple dual-masked T-cell engagers (TCEs) across validated targets in solid tumor indications. Vir Bio also has a preclinical portfolio of programs across a range of infectious diseases and oncologic malignancies. Vir Bio has exclusive rights to the PRO-XTEN™ masking platform for oncology and infectious disease. PRO-XTEN™ is a trademark of Amunix Pharmaceuticals, Inc., a Sanofi company.
Liquidity and Capital Resources
In November 2023, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the U.S. Securities and Exchange Commission (SEC) on November 3, 2023. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of June 30, 2025, no shares have been sold under the Sales Agreement.
As of June 30, 2025, the Company had $892.1 million in cash, cash equivalents, and investments, which the Company believes would be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company also had $95.2 million in restricted cash and cash equivalents as of June 30, 2025, including the $75.0 million milestone payment due to the former shareholders of Amunix Pharmaceuticals, Inc. upon VIR-5525 achieving “first in human dosing” by 2026. In July 2025, the first patient was dosed in phase 1 study evaluating VIR-5525.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. All intercompany balances and transactions have been eliminated upon consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily includes the $75.0 million milestone payment due upon VIR-5525 achieving “first in human dosing” by 2026, amounts that may need to be refunded to the Gates Foundation and funds to secure standby letters of credit and security deposits with financial institutions under lease agreements. In July 2025, the first patient was dosed in phase 1 study evaluating VIR-5525.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$140,188	$—	$—	$140,188
U.S. government treasuries	Level 2	379,284	172	(30)	379,426
U.S. government agency bonds and discount notes	Level 2	68,990	12	(15)	68,987
Asset-backed securities	Level 2	74,206	203	(1)	74,408
Corporate bonds	Level 2	212,334	484	(7)	212,811
Equity securities	Level 1	N/A	N/A	N/A	7,270
Total financial assets		$875,002	$871	$(53)	$883,090
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(11,891)
Plus: Cash deposits					20,919
Total cash, cash equivalents and investments					$892,118

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$146,505	$—	$—	$146,505
U.S. government treasuries	Level 2	588,794	722	(33)	589,483
U.S. government agency bonds and discount notes	Level 2	38,081	17	(19)	38,079
Asset-back securities	Level 2	51,038	220	(10)	51,248
Corporate bonds	Level 2	252,935	529	(9)	253,455
Equity securities	Level 1	N/A	N/A	N/A	4,350
Total financial assets		$1,077,353	$1,488	$(71)	$1,083,120
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(20,281)
Plus: Cash deposits					32,524
Total cash, cash equivalents and investments					$1,095,363
Accrued interest receivables excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivables amounted to $5.2 million and $5.0 million as of June 30, 2025 and December 31, 2024, respectively. The Company did not write off any accrued interest receivables during the six months ended June 30, 2025 and 2024.
The Company recognized total net unrealized gains of $0.8 million and $1.4 million in accumulated other comprehensive loss as of June 30, 2025 and December 31, 2024, respectively. The gross unrealized losses as of June 30, 2025 were due to changes in interest rates and temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of June 30, 2025, no securities have contractual maturities (or weighted average life for asset-backed securities) of longer than two years.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2025, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (Brii Bio Parent). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities measured at fair value at each reporting date. As of June 30, 2025, the Company remeasured the equity investment at a fair value of $7.3 million. The Company recognized an unrealized loss of $3.4 million and an unrealized gain of $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and an unrealized gain of $3.0 million and an unrealized loss of $5.5 million for the six months ended June 30, 2025 and 2024, respectively, as part of other income in the unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2025 and 2024, the unrealized gains or losses related to foreign currency remeasurement were not material.
Contingent Consideration
Contingent consideration primarily includes potential milestone payments in connection with the acquisitions of Humabs BioMed SA (Humabs) in 2017. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of June 30, 2025 and December 31, 2024. The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved.
During the three months ended March 31, 2025, the Company achieved a $17.5 million clinical milestone upon the enrollment of the first patient in phase 3 ECLIPSE registrational program for chronic hepatitis delta, which was paid out in April 2025. As of June 30, 2025, the Company calculated the estimated fair value of the remaining regulatory milestone related to tobevibart using the following significant unobservable inputs:

Unobservable input	Value
Discount rates	10.1%
Probability of achievement	85.5%
For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of June 30, 2025, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	55.0%
Discount rate	11.0%
Probability of achievement	85.5%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of June 30, 2025 and December 31, 2024, the estimated fair value of the contingent consideration related to the Humabs acquisition was $33.6 million and $40.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations. The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions, which give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration Obligation
Balance at December 31, 2024	$40,110
Changes in fair value	11,010
Payment	(17,500)
Balance at June 30, 2025	$33,620

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Grant Agreements
Gates Foundation Grants
The Company has entered into various grant agreements with the Gates Foundation (formerly known as the Bill & Melinda Gates Foundation), under which it is currently awarded grants totaling up to $35.0 million to support its HIV vaccine program, HIV vaccinal antibody program and malaria vaccinal antibody program. Certain grant agreements expired during the first half of 2025. The term of the remaining grant agreements will expire at various dates through June 2027, unless terminated earlier by the Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Gates Foundation reasonably believes may threaten the success of the projects.
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
Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue when the donor-imposed conditions are met, which is as the research and development activities are performed. The premium received by the Company is deferred and recognized over the same period as the grant proportionally. The Company recognized grant revenue of $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had deferred revenue of $10.1 million and $11.1 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had $11.1 million and $11.6 million, respectively, within accrued and other liabilities, which may need to be refunded to the Gates Foundation.
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
Under the Sanofi Agreement the Company made an upfront payment to Sanofi in the amount of $100.0 million and placed into escrow a $75.0 million milestone payment due to former shareholders of Amunix Pharmaceuticals, Inc., which is subject to VIR-5525 achieving “first in human dosing” by 2026. The cash held in escrow is under the control of the Company and is classified as restricted cash and cash equivalents, current in the unaudited condensed consolidated balance sheets. In July 2025, the first patient was dosed in phase 1 study evaluating VIR-5525.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
In connection with the Restated Alnylam Agreement and Alnylam’s election to not opt-in to the profit-sharing arrangement, the Company paid Alnylam $30.0 million, which was recorded as part of research and development expenses in the Company’s unaudited condensed statement of operations for the six months ended June 30, 2025. After this payment, the remaining amount of the development and regulatory milestones is up to $145.0 million, down from the $175.0 million as previously disclosed in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. Any development and regulatory milestones for an elebsiran product will be payable to Alnylam only once, irrespective of dosage, formulation forms, route of administration or indication. Following commercialization, the Company will be required to pay to Alnylam up to $250.0 million in the aggregate for the first achievement of specified levels of net sales by elebsiran products directed to HBV, whether for the treatment of HBV or HDV. The Company will also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of siRNA products directed to HBV, such as elebsiran, whether for the treatment of HBV or HDV, subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country. Alnylam may also be entitled to receive a portion of any consideration the Company receives as a result of granting a sublicense under the licenses granted to Vir Bio by Alnylam under the Alnylam Agreement.
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
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands). Depreciation expenses were $2.9 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively, and $5.7 million and $8.6 million six months ended June 30, 2025 and 2024, respectively.

	Useful life (in years)	June 30, 2025	December 31, 2024
Leasehold improvements	8 - 12	$53,827	$53,992
Laboratory equipment	5	39,773	39,428
Furniture and fixtures	5	2,705	2,696
Computer equipment	3	2,645	2,778
Construction in progress	N/A	3,408	1,074
Property and equipment, gross		102,358	99,968
Less: accumulated depreciation		(41,563)	(36,785)
Total property and equipment, net		$60,795	$63,183

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development expenses	$39,332	$29,225
Payroll and related expenses	17,414	31,165
Excess funds payable under grant agreements	11,119	11,589
Operating lease liabilities, current	8,825	7,752
Other professional and consulting expenses	2,987	2,268
Other accrued expenses	2,984	3,874
Total accrued and other liabilities	$82,661	$85,873
7. Commitments and Contingencies
Manufacturing and Supply Agreements
In the first quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of tobevibart (Tobevibart Agreements). As of June 30, 2025, the Company had unaccrued unpaid commitments of approximately $17 million under the Tobevibart Agreements. In the third quarter of 2024, the Company and a third-party contract development manufacturing organization entered into various scopes of work with respect to the manufacturing of elebsiran (Elebsiran Agreements). As of June 30, 2025, the Company had unaccrued unpaid commitments of approximately $7 million under the Elebsiran Agreements.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term of options (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected stock price volatility	87.6% - 88.7%	90.2% - 91.8%	87.6% - 89.9%	89.2% - 91.8%
Risk-free interest rate	4.0% - 4.2%	4.4% - 4.6%	4.0% - 4.5%	4.3% - 4.6%
Expected dividend yield	—	—	—	—
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
Expected Dividend Rate — The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends in the foreseeable future.
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$6,946	$13,073	$13,951	$26,679
Selling, general and administrative	5,505	9,089	12,559	19,240
Total stock-based compensation	$12,451	$22,162	$26,510	$45,919
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a calculation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(110,958)	$(138,378)	$(231,923)	$(203,654)
Weighted-average shares outstanding, basic and diluted	138,447,469	136,223,725	137,960,888	135,757,187
Net loss per share, basic and diluted	$(0.80)	$(1.02)	$(1.68)	$(1.50)
Securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because to do so would have been antidilutive for the periods presented were as follows:

	Three and Six Months Ended June 30,
	2025	2024
Options issued and outstanding	10,017,308	11,697,125
Restricted shares subject to future vesting	6,281,058	5,859,182
Total	16,298,366	17,556,307
10. Income Taxes
The table below presents our loss before (provision for) benefit from income taxes, (provision for) benefit from income taxes and effective tax rate for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss before (provision for) benefit from income taxes	$(110,788)	$(139,890)	$(231,737)	$(204,890)
(Provision for) benefit from income taxes	$(170)	$1,512	$(186)	$1,236
Effective tax rate	(0.2%)	1.1%	(0.1%)	0.6%
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
Unrecognized tax benefits were $17.2 million and $17.9 million as of June 30, 2025 and December 31, 2024, respectively, and if recognized, would favorably affect the effective tax rate in future periods.
On July 4, 2025, legislation formally titled An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law by President Trump. The Company is evaluating the potential impacts of the OBBBA.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Segment Reporting
The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. The Company’s CODM is its Chief Executive Officer. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is segment net loss that also is reported on the condensed consolidated statements of operations as consolidated net loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The CODM uses segment net loss to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals, decide how to allocate resources among the Company’s clinical and pre-clinical portfolios, and make strategic decisions about business development opportunities.
The segment revenue, segment profit or loss, and significant segment expenses regularly provided to CODM are summarized as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment revenue	$1,214	$3,075	$4,246	$59,451
Less: Segment expenses (1)
Cost of revenue	11	52	11	111
Research and development
Clinical costs	20,361	12,318	40,967	23,925
Contract manufacturing	14,063	10,524	23,399	20,193
Personnel (2)	33,165	43,670	66,883	89,860
Licenses, collaborations and contingent consideration	11,301	5,182	47,892	10,878
Other R&D (3)	18,619	33,419	37,013	60,382
Selling, general and administrative (2)	22,283	30,265	46,227	66,586
Restructuring, long-lived assets impairment and related charges, net	(172)	26,275	(182)	26,227
Plus: Other segment items (4)	7,459	20,252	26,041	35,057
Segment and consolidated net loss	$(110,958)	$(138,378)	$(231,923)	$(203,654)
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
(4) Other segment items include change in fair value of equity investments, interest income, other income (expense), net, and (provision for) benefit from income taxes, all of which were presented on the condensed consolidated statements of operations.
The following table summarizes segment revenues by geographic area (in thousands). The revenues attributed to foreign customers primarily include collaboration and contract revenues recognized under the Company’s collaboration agreements with GSK, contract revenue generated from clinical supplies provided to foreign companies, and license revenue from the Company’s collaboration with Brii Bio.

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenues attributed to:	2025	2024	2025	2024
U.S. customers	$183	$2,489	$1,421	$7,661
Foreign customers
GSK	(495)	55	(565)	50,749
Other	1,526	531	3,390	1,041
Total segment and consolidated revenue	$1,214	$3,075	$4,246	$59,451
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
Overview
We are a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. Our clinical-stage portfolio includes programs for Chronic Hepatitis Delta (CHD) and multiple dual-masked T-cell engagers (TCEs) across validated targets in solid tumor indications. We also has a preclinical portfolio of programs across a range of infectious diseases and oncologic malignancies.
Our clinical development pipeline consists of investigational therapies targeting hepatitis delta virus (HDV) and various solid tumors. In HDV, ECLIPSE registrational program is fully underway with all three trials initiated. Should the ECLIPSE program yield positive results that support regulatory approval and subsequent commercial launch, we believe the combination has the potential to be a new standard of care for hepatitis delta patients, for whom approved treatment options are either limited or unavailable. In oncology, we are advancing phase 1 clinical studies for our dual-masked TCEs: VIR-5818 in patients with HER2-expressing tumors and VIR-5500 in patients with PSMA-expressing metastatic castration-resistant prostate cancer (mCRPC). We are also advancing our third TCE program, VIR-5525, in patients with EGFR-expressing tumors, with the first patient dosed in phase 1 clinical studies in July 2025. We are also developing therapeutic candidates in HIV cure, and other solid tumors, leveraging our expertise and platform strengths.
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
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2025. For additional developments or for a more comprehensive discussion of certain developments below, see our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the period March 31, 2025.
CHD
•ECLIPSE registrational program is fully underway following enrollment of the first patients in ECLIPSE 2 and ECLIPSE 3.
◦ECLIPSE 2 will compare the combination of tobevibart and elebsiran to continued bulevirtide monotherapy in participants with CHD who have not achieved undetectable hepatitis delta virus RNA despite bulevirtide treatment.
◦ECLIPSE 3 will compare the combination of tobevibart and elebsiran to bulevirtide monotherapy in participants with CHD who have not received bulevirtide before.
•ECLIPSE 1 and 2 are designed to provide the registrational efficacy and safety data needed for potential submission to global regulatory agencies, including agencies in the U.S. and Europe. ECLIPSE 3 is expected to provide important supportive data to help establish access and reimbursement in key markets.

Solid Tumors
•First patient dosed in the Phase 1 clinical study of VIR-5525, our investigational PRO-XTEN™ dual-masked T-cell engager (TCE) targeting EGFR.
◦VIR-5525 will be evaluated for the treatment of a variety of EGFR-expressing solid tumors in areas of high unmet need such as non-small cell lung cancer (NSCLC), colorectal cancer (CRC), head and neck squamous cell carcinoma (HNSCC), and cutaneous squamous cell carcinoma (cSCC).
◦Our Phase 1 clinical trial of PRO-XTEN™ masked VIR-5818 evaluates the TCE in multiple tumor types, including metastatic breast cancer and metastatic CRC.
◦VIR-5818 is the only dual-masked HER2-targeting TCE in clinical development.
◦We have completed monotherapy dose escalation and are analyzing the data while continuing to dose escalate VIR-5818 in combination with pembrolizumab.
•VIR-5500, the only dual-masked PSMA-targeting TCE in clinical trials, continues to advance through dose escalation.
◦We received Investigational New Drug clearance from the U.S. Food and Drug Administration (FDA) to evaluate VIR-5500 in combination with androgen receptor pathway inhibitors for earlier lines of metastatic castration-resistant prostate cancer treatment, unlocking new opportunities to transform patient lives.
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
Chronic Hepatitis B (CHB)
•We presented functional cure data from the 24-week follow-up of the MARCH Part B Phase 2 clinical study evaluating combinations of tobevibart and elebsiran, alone, or in combination with pegylated interferon alfa (PEG-IFNα) at the European Association for the Study of the Liver (EASL) Congress 2025 on May 9, 2025. The study-defined primary endpoint, proportion of participants with undetectable hepatitis B surface antigen (HBsAg) at 24 weeks post-end of treatment, was achieved by 17% (3/18) and 21% (3/14) of participants with baseline HBsAg<1,000 IU/mL receiving tobevibart and elebsiran without or with PEG-IFNα, respectively.
Preclinical Pipeline Candidates
•Leveraging our immune system expertise and platform strengths, we continue to progress multiple undisclosed PRO-XTEN™ dual-masked TCEs against clinically validated targets with potential applications across a number of solid tumors. These preclinical candidates integrate the PRO-XTEN™ masking technology with novel TCEs discovered and engineered using our antibody discovery platform and our proprietary dAIsY™ (data AI structure and antibody) AI engine.
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

Components of Operating Results
Revenues
Other than sotrovimab, we have not obtained regulatory approval for our product candidates, and we do not expect to generate any significant revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. In December 2024, the FDA revoked EUA granted to sotrovimab in May 2021. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging variants, we cannot predict whether other countries will further limit the use of sotrovimab. We do not expect meaningful collaboration revenue in the future from the sale of sotrovimab for the treatment of COVID-19.
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
Restructuring, long-lived asset impairment and related charges
Restructuring, long-lived asset impairment and related charges consist primarily of charges incurred in connection with our cost saving initiatives.
Change in Fair Value of Equity Investments
Change in fair value of equity investments consists of the remeasurement of our investment in Brii Biosciences Limited’s, or Brii Bio Parent, ordinary shares based on the quoted market price at each reporting date.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents and investments.
Other Income (Expense), Net
Other income (expense), net consists of gains and losses from foreign currency transactions and investment management expenses.
(Provision for) Benefit from Income Taxes
(Provision for) benefit from income taxes consists primarily of income taxes on our domestic and foreign operations.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Collaboration revenue	$(495)	$55	$(550)	$(565)	$(932)	$367
Contract revenue	1,526	886	640	3,390	53,077	(49,687)
Grant revenue	183	2,134	(1,951)	1,421	7,306	(5,885)
Total revenues	1,214	3,075	(1,861)	4,246	59,451	(55,205)
Operating expenses:
Cost of revenue	11	52	(41)	11	111	(100)
Research and development	97,509	105,113	(7,604)	216,154	205,238	10,916
Selling, general and administrative	22,283	30,265	(7,982)	46,227	66,586	(20,359)
Restructuring, long-lived assets impairment and related charges, net	(172)	26,275	(26,447)	(182)	26,227	(26,409)
Total operating expenses	119,631	161,705	(42,074)	262,210	298,162	(35,952)
Loss from operations	(118,417)	(158,630)	40,213	(257,964)	(238,711)	(19,253)
Other income:
Change in fair value of equity investments	(3,382)	429	(3,811)	3,000	(5,486)	8,486
Interest income	10,785	18,846	(8,061)	23,073	40,129	(17,056)
Other income (expense), net	226	(535)	761	154	(822)	976
Total other income	7,629	18,740	(11,111)	26,227	33,821	(7,594)
Loss before (provision for) benefit from income taxes	(110,788)	(139,890)	29,102	(231,737)	(204,890)	(26,847)
(Provision for) benefit from income taxes	(170)	1,512	(1,682)	(186)	1,236	(1,422)
Net loss	$(110,958)	$(138,378)	$27,420	$(231,923)	$(203,654)	$(28,269)
Revenues
The change in collaboration revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 was nominal.
The increase in contract revenue for the three months ended June 30, 2025 compared to the same period in 2024 was nominal. The decrease in contract revenue for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to $51.7 million of deferred revenue recognized during the first quarter of 2024 when GSK’s rights to select up to two additional non-influenza target pathogens expired on March 25, 2024.
The decrease in grant revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to lower revenue recognized in accordance with our agreement with BARDA and the Gates Foundation. Certain grant agreements with the Gates Foundation expired during the first half of 2025. We terminated our agreement with BARDA on December 31, 2024.
Cost of Revenue
The decrease in cost of revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 was nominal.

Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Clinical costs	$20,361	$12,318	$8,043	$40,967	$23,925	$17,042
Contract manufacturing	14,063	10,524	3,539	23,399	20,193	3,206
Personnel	33,165	43,670	(10,505)	66,883	89,860	(22,977)
Licenses, collaborations and contingent consideration	11,301	5,182	6,119	47,892	10,878	37,014
Other	18,619	33,419	(14,800)	37,013	60,382	(23,369)
Total research and development expenses	$97,509	$105,113	$(7,604)	$216,154	$205,238	$10,916
The decrease in research and development expenses for the three months ended June 30, 2025 compared to the same periods in 2024 was primarily due to:
•lower other R&D expenses related to de-prioritized R&D programs and other ongoing cost savings;
•lower personnel expenses associated with headcount reductions;
partially offset by:
•higher clinical cost due to the initiation of our ECLIPSE registrational program and progression of our oncology programs; and
•higher license, collaborations and contingent consideration expenses related to the increase in fair value of contingent consideration obligation for the potential future milestone payments in connection with our CHD program.
The increase in research and development expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to:
•higher license, collaborations and contingent consideration expenses related to a $30.0 million expense in connection with signing the Restated Alnylam Agreement and milestone payments due upon the enrollment of the first patient in ECLIPSE registrational program for CHD and, to lesser extent, the increase in fair value of contingent consideration obligation for the potential future milestone payments in connection with our CHD program. As part of the Restated Alnylam Agreement, Alnylam had elected to not opt-in to the profit-sharing arrangement for elebsiran, resulting in a milestone and royalty-based structure rather than a profit-sharing model. We are solely responsible for the development, manufacturing, and commercialization activities associated with elebsiran;
•higher clinical cost due to the initiation of our phase 3 ECLIPSE registrational program and progression of our oncology programs;
partially offset by:
•lower other R&D expenses related to de-prioritized R&D programs and other ongoing cost savings; and
•lower personnel expenses associated with headcount reductions.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to efficiencies and cost savings from previously announced restructuring initiatives.
Restructuring, long-lived assets impairment and related charges
The decrease in restructuring, long-lived assets impairment and related charges for the three and six months ended June 30, 2025 compared to the same periods in 2024 was due to the substantial completion of previously announced restructuring initiatives by the end of 2024.

Change in Fair Value of Equity Investments
Our equity investment consisted solely of shares of Brii Bio Parent, which is a marketable equity investment and remeasured to fair value at each reporting date. For the three and six months ended June 30, 2025, we recognized an unrealized loss of $3.4 million and unrealized gain of $3.0 million due to the change in fair value, respectively, compared to an unrealized gain of $0.4 million and unrealized loss of $5.5 million for the same periods in 2024, respectively.
Interest Income
The decrease in interest income for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to lower balances of cash, cash equivalents, and investments.
Other Income (Expense), Net
The change in other income (expense), net for the three and six months ended June 30, 2025 compared to the same periods in 2024 was nominal.
(Provision for) Benefit from Income Taxes
The provision for income taxes for the three and six months ended June 30, 2025 was nominal. The benefit for income taxes for the three and six months ended June 30, 2024 was primarily due to favorable adjustments in estimated tax payable.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law by President Trump, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and changes to international tax provisions. We are evaluating the potential impacts of the OBBBA.
Liquidity, Capital Resources and Capital Requirements Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of June 30, 2025, we had $892.1 million in cash, cash equivalents, and investments and $95.2 million in restricted cash and cash equivalents, which included the $75.0 million subject to VIR-5525 achieving “first in human dosing” by 2026. In July 2025, the first patient was dosed in phase 1 study evaluating VIR-5525. As of June 30, 2025, our accumulated deficit was $991.7 million. In November 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the shelf registration statement on Form S-3 and a related prospectus that we filed with the U.S. Securities and Exchange Commission (SEC) on November 3, 2023. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of June 30, 2025, no shares have been issued under the Sales Agreement.
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
In December 2024, the FDA revoked EUA granted to sotrovimab in May 2021. We do not expect to generate significant revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2025 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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
Our primary operating lease arrangements are for office and laboratory spaces located in California and Switzerland with contractual lease periods expiring between 2033 and 2035. As of June 30, 2025, we expect to make total lease payments of approximately $128.4 million through 2035.
To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 6—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. For information related to our future commitments under our facilities and manufacturing agreements. see Note 7—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 10—Commitments and Contingencies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(198,335)	$(187,237)
Investing activities	183,274	240,027
Financing activities	2,644	3,094
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(12,417)	$55,884
Operating Activities
Cash used in operating activities is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the six months ended June 30, 2025 increased compared to the same period in 2024 primarily due to milestone payments related to the enrollment of the first patient in ECLIPSE registrational program for CHD and overall higher payments for clinical costs associated with CHD and oncology programs, partially offset by ongoing cost saving realized through headcount reductions, the closing of our St. Louis, Missouri and Portland, Oregon sites and de-prioritized R&D programs.

Investing Activities
Cash provided by investing activities during the six months ended June 30, 2025 decreased compared to the same period in 2024 primarily due to lower cash provided by maturities and sales of investment, net of investment purchases. Cash provided by investing activities during six months ended June 30, 2025 was primarily related to $553.2 million in proceeds received from investments that matured or sold, partially offset by purchases of investments of $366.1 million. Cash provided by investing activities during six months ended June 30, 2024 was primarily due to $1.1 billion in proceeds received from investments that matured or sold, partially offset by purchases of investments of $834.3 million.
Financing Activities
The change in cash provided by financing activities during the six months ended June 30, 2025 compared to the same period in 2024 was nominal.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited condensed consolidated financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more details on our critical accounting policies, refer to Note 2—Summary of Significant Accounting Policies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
There have been no significant changes in our critical accounting policies during the six months ended June 30, 2025, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $306.3 million as of June 30, 2025, which primarily consisted of deposits in checking and sweep accounts at financial institutions and money market funds. Excluding equity investment, we also had short-term and long-term investments of $673.7 million as of June 30, 2025. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and consist of U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2025.
Foreign Currency
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are remeasured into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are remeasured to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to Euro, Swiss Franc and Australian dollar. Transaction gains and losses are included in other income (expense), net on the unaudited condensed consolidated statements of operations and were not material for the three and six months ended June 30, 2025 and 2024.

Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $7.3 million as of June 30, 2025. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of June 30, 2025 by approximately $0.7 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Although the combination of tobevibart and elebsiran has received Fast Track and Breakthrough Therapy designation from the FDA, as well as PRIME designation from the European Medicines Agency (EMA) and European orphan drug designation, in each case for the treatment of CHD, there can be no assurance that any of our product candidates that receive such designations in the U.S. or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
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
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $231.9 million and $203.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $991.7 million.
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
Our failure to return to profitability would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.
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
As of June 30, 2025, we had cash, cash equivalents and investments of $892.1 million. Based upon our current operating plan, we believe that this amount will fund our current operating plans for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future revenue and expenses given the dynamic and rapidly evolving nature of our business. We may also need to raise additional capital to complete the development and commercialization of our product candidates and fund certain of our existing manufacturing and other commitments. Other unanticipated costs may also arise. Because the design and outcome of our clinical studies are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates, if approved, or any future product candidates that we develop.
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
Furthermore, even if we obtain regulatory approval for our product candidates, we may still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors, including government health administration authorities. As a company, we have no prior experience in these areas. If we are unable to successfully commercialize our product candidates or if there is insufficient demand for our product candidates, we may not be able to generate sufficient revenue to continue our business.

The development of additional product candidates is risky and uncertain, and we can provide no assurances that we will be able to successfully develop the additional product candidates we identify or replicate our approach for other diseases.
A core element of our business strategy is to successfully develop our product candidate pipeline. Efforts to identify, acquire or in-license, and then develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Even when we are successful in identifying and acquiring or in-licensing potential product candidates, such as our license to three clinical-stage TCEs (VIR-5818, VIR-5500 and VIR-5525) and the PRO-XTEN™ universal masking platform from Sanofi, our efforts may fail to yield product candidates for clinical development, approved products or commercial revenue for many reasons.
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
We are pursuing development of the combination of tobevibart and elebsiran as a treatment for CHD, which includes both our ECLIPSE registrational trial program evaluating the doublet combination and an ongoing Phase 2 clinical trial evaluating tobevibart as a monotherapy in addition to the doublet combination. Each of these product candidates has demonstrated direct antiviral activity and the potential to stimulate an effective immune response.
In our early-stage oncology programs, we are evaluating each of VIR-5818 and VIR-5525 in combination with pembrolizumab in Phase 1 basket studies across multiple tumor types, including metastatic breast cancer and metastatic CRC for VIR-5818 and NSCLC, CRC, HNSCC and cSCC for VIR-5525. The inclusion of critically ill patients in our oncology clinical studies may result in serious adverse medical events, including death, due to other therapies or medications that such patients may be using or in combination with our product candidates. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. This could result in our own products being removed from the market or being less successful commercially.
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
•while we have assumed regulatory sponsorship for all current TCE trial programs, we may, during any transition period with respect to future in-licensed clinical programs, be reliant on licensors to continue serving as regulatory sponsors (and executing all appropriate sponsorship responsibilities or delegations of such responsibilities) until a complete transition of sponsorship can be made
•we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
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
Even if any of our product candidates receive marketing approval, they may fail to achieve adoption by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•the convenience and ease of administration compared to alternative treatments and therapies;

•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the efficacy and potential advantages compared to alternative treatments and therapies;
•the effectiveness of sales and marketing efforts;
•acceptance in the medical and patient communities of our product candidates as safe and effective treatments;
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
If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients, third-party payors and others in the medical community, we will not be able to generate significant revenue, which would compromise our ability to return to profitability.
Even if we obtain regulatory approvals for our product candidates, they will remain subject to ongoing regulatory oversight and potential enforcement actions.
Even if we obtain regulatory approval in particular jurisdictions, the applicable regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved BLA is required to comply with FDA rules and is subject to FDA review and periodic inspections, in addition to other potentially applicable federal and state laws, to ensure compliance with current Good Manufacturing Practice (cGMP) and adherence to commitments made in the BLA.
If we or any regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, such regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing for that jurisdiction. Moreover, product labeling, advertising and promotion for any approved product will be subject to regulatory requirements, continuing regulatory review and review by other government agencies and third parties. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved or authorized label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and comparable foreign regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued.

Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning or untitled letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other agencies, including the U.S. Department of Justice (DOJ), closely regulate and monitor the marketing and promotion of products in the United States to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Government Regulation and Product Approval” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
In particular, obtaining approval for our product candidates in the EU from the European Commission following the opinion of the EMA if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical studies or reporting as conditions of approval. Approval of certain product candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United States will be particularly important to the commercial success of such product candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and additional costs for us and could delay or prevent the introduction of our product candidates in certain countries.
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
Increased negative public opinion, or more restrictive government regulations in response thereto, would have a negative effect on our business, financial condition, results of operations or prospects and may delay or impair the development and commercialization of our product candidates or demand for such product candidates. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause regulators’ or the public’s confidence in AI to be undermined, which could impede our ability to develop products using AI. Adverse events in our preclinical or clinical studies or those of our competitors or of academic researchers utilizing similar technologies, even if not ultimately attributable to product candidates we may discover and develop, and the resulting publicity could result in:

•increased governmental regulation;
•unfavorable public perception;
•potential regulatory delays in the testing or approval of potential product candidates we may identify and develop;
•stricter labeling requirements for those product candidates that are approved;
•a decrease in demand for those product candidates that are approved; or
•a suspension or withdrawal of approval by regulatory authorities of our product candidates that are approved.
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
Any such outcomes could negatively impact our business, financial condition, results of operations and prospects. Furthermore, although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate in the future. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable operational risks that we identify; however, we may fail to correctly anticipate or quantify insurable operational risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Conditions in the insurance markets relating to nearly all areas of traditional corporate insurance change rapidly and may result in higher premium costs, higher policy deductibles and lower coverage limits. For some risks, we may not have or insurance coverage at all because of high cost and/or limited availability, and our financial condition could be negatively impacted should such risks come to fruition.
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
Physicians, other healthcare professionals and third-party payors, both in the United States and elsewhere, play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, such as the U.S. federal Anti-Kickback Statute, federal civil and criminal false claims laws, the healthcare fraud provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), and the Physician Payments Sunshine Act.
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
If the physicians or other healthcare professionals or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant civil, criminal or administrative sanctions, including exclusions from government-funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have an adverse effect on our ability to compete in the marketplace.

If we obtain regulatory approval in the United States, coverage and adequate reimbursement may not be available for any product candidates that we commercialize, which could make it difficult for us to sell profitably.
Even if we obtain regulatory approval in the United States, market acceptance and sales of any product candidates that we commercialize may depend in part on the extent to which reimbursement for these product and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare or Medicaid coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and healthcare professionals prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because certain of our product candidates are physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used.
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
Healthcare legislative and other reform measures may have a negative impact on our business, financial condition, results of operations and prospects.
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
It is currently unclear how certain new measures, including the drug pricing provisions of the Inflation Reduction Act of 2022 (and subsequent rulemaking) and changes to Medicaid eligibility requirements in the OBBBA, will ultimately be effectuated. Accordingly, we cannot predict with certainty what impact these or any other federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. In addition, it is unclear whether the new Trump Administration will reverse or modify any existing regulatory requirements, pursue the reform initiatives outlined in various executive orders (such as the May 12, 2025 executive order supporting a "most favored nation" approach to drug pricing) or otherwise influence the overall healthcare regulatory environment, and even if proposed, whether such changes or modifications would be implemented or withstand potential litigation. For additional information regarding healthcare legislative and other reform measures, see the sections titled “Government Regulation and Product Approval—Healthcare Reform” and “Government Regulation and Product Approval—Pharmaceutical Prices” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Should we seek and obtain regulatory approval in the United States, we expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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
We are currently conducting process development and manufacturing material for product candidates of three different therapeutic modalities: monoclonal antibodies, siRNAs and TCEs. Except for process, analytical and formulation development, cell line development, small-scale non-cGMP manufacturing for preclinical studies, and quality control testing capabilities, we do not own or operate facilities for large-scale process development or product manufacturing, storage and distribution, or testing. We are dependent on third parties, including strategic collaborators and contract development and manufacturing organizations (CDMOs), to develop large-scale manufacturing processes and manufacture clinical supplies of our current and any future product candidates. We have established relationships with multiple third parties where we have established large-scale manufacturing processes and produced material to support our preclinical and Phase 1, 2, and 3 clinical studies. We do not yet have sufficient information for reliable cost estimates for the commercial manufacturing of our future product candidates. Certain of our product candidates may have to compete with existing and future products that may have a lower price point. The actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.
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
•reliance on single sources for raw materials or components and the lack of qualified backup suppliers for those raw materials or components;
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

We may be unable to obtain product raw materials or components for an indeterminate period of time if any of our third-party suppliers and CDMOs were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or CDMO, failure by the supplier or CDMO to comply with cGMP, facility outages (including due to contamination), business interruptions, or labor shortages or disputes. Suppliers and CDMOs may extend lead times, limit supplies, change manufacturing schedules, increase prices, or require significant upfront fees due to capacity and material supply constraints or other factors beyond our control. For example, recent increased demand for GLP-1 and other therapeutics could result in increased competition for our CDMOs’ services and limited capacity, which could limit our access to, and increase our costs for, manufacturing production and potentially harm our business and results of operations. We cannot be sure that single-source suppliers for our product raw materials or components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce our product raw materials or components for our intended purpose. In addition, the lead time needed to establish a relationship with a new raw material or component supplier or CDMO can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier or CDMO. The time and effort to technology transfer to a new CDMO or qualify a new supplier or CDMO could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing capacity or yields, any of which would negatively impact our operating results.
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
Our research and development activities and the activities of our third-party manufacturers and suppliers involve the generation, storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds and wastes. We and our third-party suppliers and CDMOs are subject to environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, generation, storage, handling, transportation, discharge and disposal of these hazardous materials and wastes and worker health and safety. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our CDMOs’ facilities pending their use, collection, and appropriate disposal. We cannot eliminate the risk of contamination or injury, which could result in an interruption of our commercialization efforts, research and development efforts and business operations, damages and significant cleanup costs and liabilities under applicable environmental, health and safety laws and regulations. We also cannot guarantee that the safety procedures utilized by our CDMOs for handling and disposing of these materials and wastes generally comply with the standards prescribed by these laws and regulations. We may be held liable for any resulting damages costs or liabilities, which could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Failure to comply with these environmental, health and safety laws and regulations may result in substantial fines, penalties or other sanctions. We do not currently carry hazardous waste insurance coverage, and our financial condition could be negatively impacted should such risks come to fruition.
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
We are highly dependent on our management, clinical and scientific personnel. Our key personnel may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have in the past undergone leadership changes, and such management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.
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
We may not successfully integrate and realize the anticipated benefits from any acquired business. We face many risks in connection with acquisitions and investments, whether or not consummated. A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may in the future be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our business, financial condition, results of operations and prospects.
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
In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. Such requirements include rules adopted by the SEC in 2023, pursuant to which we must publicly disclose certain cybersecurity incidents. These notices may be costly and could harm our reputation and our ability to compete, and our ultimate disclosure or failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Moreover, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.

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
Numerous states in the U.S., including California where our headquarters is located, have passed comprehensive privacy laws and other states are considering passing such laws. These laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). At the federal level, HIPAA imposes specific requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Congress has also considered passing a federal privacy law. These laws may impact our business activities, including our identification of clinical research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the Code), which reduced our net operating losses. The OBBBA suspends the requirement to capitalize and amortize domestic “research or experimental expenditures” (as defined in the OBBBA) over five years and instead allows taxpayers to immediately deduct such expenses for tax years beginning after December 31, 2024. In addition, with respect to domestic research or experimental expenditures incurred in a taxable year beginning after December 31, 2021 and before January 1, 2025, taxpayers may elect to accelerate the remaining unamortized amounts of such expenses over a one- or two-year period. Both aforementioned changes under the OBBBA to the treatment and deductibility of such expenses could potentially increase our anticipated net operating losses. The treatment of foreign research and development expenses remains unchanged, requiring amortization over 15 years.
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
The trading market for our common stock may be influenced by research and reports that industry or financial analysts publish about us, our business or the potential markets for our products or product candidates. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance (including changes in analyst recommendations or price targets for our stock), or if the clinical studies and operating results fail to meet the expectations of analysts, our stock price could decline. Similarly, if analysts publish favorable reports about our competitors or unfavorable comparisons of our products or product candidates relative to competing products, our stock price could also decline. Moreover, if analysts fail to publish reports on us regularly or cease coverage of us entirely, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.
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
On May 19, 2025, for estate and financial planning purposes, Mark Eisner, M.D., M.P.H., our Executive Vice President and Chief Medical Officer, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the Eisner Trading Plan). The Eisner Trading Plan provides for sales of up to 100,463 stock option shares pursuant to limit orders, which orders will be in effect from approximately January 1, 2026 to December 31, 2026. The Eisner Trading Plan also provides for sales of RSU shares pursuant to market and limit orders, which orders will be in effect from approximately January 1, 2026 to December 31, 2026. The RSU share sales are intended to generate funds to satisfy Dr. Eisner’s tax obligations in connection with RSU shares that will vest in 2025 and 2026 pursuant to RSU awards granted to him. The total number of RSU shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the Company’s stock price and the number of RSU shares that are sold upon vesting pursuant to the mandatory sell to cover tax withholding arrangements described above. Under the Company’s 10b5-1 plan guidelines, Dr. Eisner is prohibited from selling more than 50,000 shares in a single trading day. The Eisner Trading Plan will expire upon the earlier of (i) the date all sales contemplated by the Eisner Trading Plan have been executed, or (ii) December 31, 2026.
On June 2, 2025, for estate and financial planning purposes, Vanina de Verneuil, J.D., our Executive Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the de Verneuil Trading Plan). The de Verneuil Trading Plan provides for sales of RSU shares pursuant to market and limit orders, which orders will be in effect from approximately September 3, 2025 to August 31, 2026. The RSU share sales are intended to generate funds to satisfy Ms. de Verneuil’s tax obligations in connection with RSU shares that will vest in 2025 and 2026 pursuant to RSU awards granted to her. The total number of RSU shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the Company’s stock price and the number of RSU shares that are sold upon vesting pursuant to the mandatory sell to cover tax withholding arrangements described above. Under the Company’s 10b5-1 plan guidelines, Ms. de Verneuil is prohibited from selling more than 50,000 shares in a single trading day. The de Verneuil Trading Plan will expire upon the earlier of (i) the date all sales contemplated by the de Verneuil Trading Plan have been executed, or (ii) August 31, 2026.

On June 27, 2025, for estate and financial planning purposes, our director Janet Napolitano, J.D. adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the Napolitano Trading Plan). The Napolitano Trading Plan provides for sales of RSU shares pursuant to market and limit orders, which orders will be in effect from approximately September 26, 2025 to August 31, 2026. The RSU share sales are intended to generate funds to satisfy Ms. Napolitano’s tax obligations in connection with RSU shares that have vested in 2025 and years prior, and that will vest in 2026 pursuant to RSU awards granted to her. The total number of RSU shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the Company’s stock price and the number of RSU shares that are sold pursuant to existing limit orders under a current trading plan that will expire on August 31, 2025. Under the Company’s 10b5-1 plan guidelines, Ms. Napolitano is prohibited from selling more than 50,000 shares in a single trading day. The Napolitano Trading Plan will expire upon the earlier of (i) the date all sales contemplated by the Napolitano Trading Plan have been executed, or (ii) August 31, 2026.
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

VIR BIOTECHNOLOGY, INC.

Date: August 6, 2025	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Jason O’Byrne
Jason O’Byrne, MBA Executive Vice President and Chief Financial Officer (Principal Financial Officer)