Form 10-Q
period 2025-09-30
Vir Biotechnology, Inc.
filed 2025-11-05
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2025, the registrant had 139,125,032 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,084	$222,947
Short-term investments	327,750	678,051
Restricted cash and cash equivalents, current	2,215	89,385
Equity investments	8,679	4,350
Prepaid expenses and other current assets	36,956	47,725
Total current assets	545,684	1,042,458
Intangible assets, net	7,924	8,120
Goodwill	16,937	16,937
Property and equipment, net	58,203	63,183
Operating lease right-of-use assets	63,555	59,680
Restricted cash and cash equivalents, noncurrent	6,957	6,363
Long-term investments	304,212	190,015
Other assets	15,981	12,057
TOTAL ASSETS	$1,019,453	$1,398,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,847	$5,081
Accrued and other liabilities	68,375	85,873
Deferred revenue, current	—	12,648
Contingent consideration obligation, current	—	16,060
Total current liabilities	75,222	119,662
Deferred revenue, noncurrent	9,433	—
Operating lease liabilities, noncurrent	91,215	90,139
Contingent consideration obligation, noncurrent	34,180	24,050
Other long-term liabilities	13,305	14,577
TOTAL LIABILITIES	223,355	248,428
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 139,022,594 and 136,959,446 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	1,952,843	1,911,872
Accumulated other comprehensive loss	(1,911)	(1,717)
Accumulated deficit	(1,154,848)	(759,784)
TOTAL STOCKHOLDERS’ EQUITY	796,098	1,150,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,019,453	$1,398,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Collaboration revenue	$(65)	$(1,102)	$(630)	$(2,034)
Contract revenue	—	1,391	3,390	54,468
Grant revenue	305	2,091	1,726	9,397
Total revenues	240	2,380	4,486	61,831
Operating expenses:
Cost of revenue	(11)	50	—	161
Research and development	151,463	195,178	367,617	400,416
Selling, general and administrative	22,231	25,744	68,458	92,330
Restructuring, long-lived assets impairment and related charges, net	—	12,712	(182)	38,939
Total operating expenses	173,683	233,684	435,893	531,846
Loss from operations	(173,443)	(231,304)	(431,407)	(470,015)
Other income:
Change in fair value of equity investments	1,335	1,130	4,335	(4,356)
Interest income	9,363	17,527	32,436	57,656
Other expense, net	(228)	(893)	(74)	(1,715)
Total other income	10,470	17,764	36,697	51,585
Loss before (provision for) benefit from income taxes	(162,973)	(213,540)	(394,710)	(418,430)
(Provision for) benefit from income taxes	(168)	(177)	(354)	1,059
Net loss	$(163,141)	$(213,717)	$(395,064)	$(417,371)
Net loss per share, basic and diluted	$(1.17)	$(1.56)	$(2.86)	$(3.07)
Weighted-average shares outstanding, basic and diluted	138,930,173	136,653,753	138,287,533	136,058,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(163,141)	$(213,717)	$(395,064)	$(417,371)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	260	3,996	(338)	2,094
Pension actuarial gain (loss)	50	10	144	(152)
Total other comprehensive income (loss)	310	4,006	(194)	1,942
Comprehensive loss	$(162,831)	$(209,711)	$(395,258)	$(415,429)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	138,886,274	$14	$1,941,386	$(2,221)	$(991,707)	$947,472
Vesting of restricted common stock	69,063	—	—	—	—	—
Exercise of stock options	67,257	—	101	—	—	101
Stock-based compensation	—	—	11,356	—	—	11,356
Other comprehensive income	—	—	—	310	—	310
Net loss	—	—	—	—	(163,141)	(163,141)
Balance at September 30, 2025	139,022,594	$14	$1,952,843	$(1,911)	$(1,154,848)	$796,098

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	136,590,097	$14	$1,878,013	$(2,879)	$(441,478)	$1,433,670
Vesting of restricted common stock	81,415	—	—	—	—	—
Exercise of stock options	34,838	—	71	—	—	71
Stock-based compensation	—	—	16,697	—	—	16,697
Other comprehensive income	—	—	—	4,006	—	4,006
Net loss	—	—	—	—	(213,717)	(213,717)
Balance at September 30, 2024	136,706,350	$14	$1,894,781	$1,127	$(655,195)	$1,240,727
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	136,959,446	$14	$1,911,872	$(1,717)	$(759,784)	$1,150,385
Vesting of restricted common stock	1,366,748	—	—	—	—	—
Exercise of stock options	298,060	—	1,348	—	—	1,348
Issuance of common stock under employee stock purchase plan	398,340	—	1,757	—	—	1,757
Stock-based compensation	—	—	37,866	—	—	37,866
Other comprehensive loss	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	(395,064)	(395,064)
Balance at September 30, 2025	139,022,594	$14	$1,952,843	$(1,911)	$(1,154,848)	$796,098

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	134,781,286	$13	$1,828,862	$(815)	$(237,824)	$1,590,236
Vesting of restricted common stock	1,321,120	1	—	—	—	1
Exercise of stock options	288,113	—	701	—	—	701
Issuance of common stock under employee stock purchase plan	315,831	—	2,602	—	—	2,602
Stock-based compensation	—	—	62,616	—	—	62,616
Other comprehensive income	—	—	—	1,942	—	1,942
Net loss	—	—	—	—	(417,371)	(417,371)
Balance at September 30, 2024	136,706,350	$14	$1,894,781	$1,127	$(655,195)	$1,240,727
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(395,064)	$(417,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,782	11,673
Amortization of premiums on investments, net	7,925	3,229
Noncash lease expense	3,655	4,149
Change in fair value of equity investments	(4,335)	4,356
Change in estimated fair value of contingent consideration	11,570	7,209
Payment of contingent consideration in excess of acquisition date fair value	(17,140)	—
Stock-based compensation	37,866	62,616
In-process research and development impairment	—	3,512
Long-lived assets impairment and disposal loss	399	28,557
Other non-cash items, net	40	(326)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,152	9,021
Other assets	(3,924)	854
Accounts payable	2,042	948
Accrued liabilities and other long-term liabilities	(19,613)	(15,530)
Operating lease liabilities	(5,045)	(10,432)
Deferred revenue	(3,215)	(51,182)
Net cash used in operating activities	(365,905)	(358,717)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	363	917
Purchases of long-lived assets	(4,484)	(5,306)
Purchases of investments	(630,512)	(1,074,480)
Maturities and sales of investments	858,353	1,437,499
Net cash provided by investing activities	223,720	358,630
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,348	701
Issuance of common stock under ESPP	1,757	2,602
Other financing activities	(359)	(178)
Net cash provided by financing activities	2,746	3,125
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(139,439)	3,038
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	318,695	261,292
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$179,256	$264,330
NONCASH INVESTING AND FINANCING ACTIVITIES:
Obtaining a right-of-use asset in exchange for a lease liability	$7,329	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid for income tax	$2,266	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$170,084	$168,350
Restricted cash and cash equivalents, current	2,215	89,598
Restricted cash and cash equivalents, noncurrent	6,957	6,382
Total cash, cash equivalents and restricted cash and cash equivalents	$179,256	$264,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (Vir Bio or the Company) is a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. Its clinical-stage portfolio includes programs for chronic hepatitis delta and multiple dual-masked T-cell engagers (TCEs) across validated targets in solid tumor indications. Vir Bio also has a preclinical portfolio of programs across a range of infectious diseases and oncologic malignancies. Vir Bio has exclusive rights to the PRO-XTEN® masking platform for oncology and infectious disease. PRO-XTEN® is a trademark of Amunix Pharmaceuticals, Inc., a Sanofi company.
Liquidity and Capital Resources
In November 2023, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the U.S. Securities and Exchange Commission (SEC) on November 3, 2023. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of September 30, 2025, no shares have been sold under the Sales Agreement.
As of September 30, 2025, the Company had $810.7 million in cash, cash equivalents, and investments, which the Company believes would be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company also had $9.2 million in restricted cash and cash equivalents as of September 30, 2025.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. All intercompany balances and transactions have been eliminated upon consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily includes funds to secure standby letters of credit and security deposits with financial institutions under lease agreements and funds restricted as to withdrawal or usage under grant agreements and collaboration agreements.
Research and Development Expenses
To date, research and development expenses have related primarily to discovery efforts and preclinical and clinical development of product candidates. Research and development expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Research and development expenses include expenses related to license and collaboration agreements; contingent consideration from business acquisitions; personnel-related expenses, including salaries, benefits, and stock-based compensation for personnel contributing to research and development activities; expenses incurred under agreements with third-party contract development and manufacturing organizations (CDMOs), contract research organizations, and consultants; clinical costs, including laboratory supplies and costs related to compliance with regulatory requirements; and other allocated expenses, including expenses for rent, facilities maintenance, and depreciation and amortization.
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
New Accounting Pronouncement Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company expects the adoption of this new standard to result in incremental disclosures within the footnotes to the Company's financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which clarifies and modernizes the accounting for costs related to internal-use software in Accounting Standards Codification Topic 350-40, Intangibles —Goodwill and Other — Internal-Use Software (ASC 350-40). ASU 2025-06 removed all references to project stages throughout ASC 350-40, and requires entities to begin capitalizing software costs when both of the following occur: (1) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the probable-to-complete recognition threshold). The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 should be either applied on a prospective basis, retrospective or modified prospective basis based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2025-06 may have on its consolidated financial statements and related disclosures.
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
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$124,911	$—	$—	$124,911
U.S. government treasuries	Level 2	380,900	233	(52)	381,081
U.S. government agency bonds and discount notes	Level 2	31,996	8	(15)	31,989
Asset-backed securities	Level 2	85,151	340	—	85,491
Corporate bonds	Level 2	168,508	565	—	169,073
Equity securities	Level 1	N/A	N/A	N/A	8,679
Total financial assets		$791,466	$1,146	$(67)	$801,224
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(8,209)
Plus: Cash deposits					17,710
Total cash, cash equivalents and investments					$810,725

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$146,505	$—	$—	$146,505
U.S. government treasuries	Level 2	588,794	722	(33)	589,483
U.S. government agency bonds and discount notes	Level 2	38,081	17	(19)	38,079
Asset-back securities	Level 2	51,038	220	(10)	51,248
Corporate bonds	Level 2	252,935	529	(9)	253,455
Equity securities	Level 1	N/A	N/A	N/A	4,350
Total financial assets		$1,077,353	$1,488	$(71)	$1,083,120
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(20,281)
Plus: Cash deposits					32,524
Total cash, cash equivalents and investments					$1,095,363

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued interest receivables excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivables amounted to $4.0 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively. The Company did not write off any accrued interest receivables during the nine months ended September 30, 2025 and 2024.
The Company recognized total net unrealized gains of $1.1 million and $1.4 million in accumulated other comprehensive loss as of September 30, 2025 and December 31, 2024, respectively. The gross unrealized losses as of September 30, 2025 were due to changes in interest rates and temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of September 30, 2025, no securities have contractual maturities (or weighted average life for asset-backed securities) of longer than two years.
As of September 30, 2025, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (Brii Bio Parent). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities measured at fair value at each reporting date. As of September 30, 2025, the Company remeasured the equity investment at a fair value of $8.7 million. The Company recognized an unrealized gain of $1.3 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and an unrealized gain of $4.3 million and an unrealized loss of $4.4 million for the nine months ended September 30, 2025 and 2024, respectively, as part of other income in the unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2025 and 2024, the unrealized gains or losses related to foreign currency remeasurement were not material.
Contingent Consideration
Contingent consideration primarily includes potential milestone payments in connection with the acquisitions of Humabs BioMed SA (Humabs) in 2017. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of September 30, 2025 and December 31, 2024. The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved.
During the three months ended March 31, 2025, the Company achieved a $17.5 million clinical milestone upon the enrollment of the first patient in phase 3 ECLIPSE registrational program for chronic hepatitis delta, which was paid out in April 2025. As of September 30, 2025, the Company calculated the estimated fair value of the remaining regulatory milestone related to tobevibart using the following significant unobservable inputs:

Unobservable input	Value
Discount rates	10.4%
Probability of achievement	85.5%
For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of September 30, 2025, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	60.0%
Discount rate	11.0%
Probability of achievement	85.5%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of September 30, 2025 and December 31, 2024, the estimated fair value of the contingent consideration related to the Humabs acquisition was $34.2 million and $40.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations. The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions, which give rise to measurement uncertainty.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration Obligation
Balance at December 31, 2024	$40,110
Changes in fair value	11,570
Payment	(17,500)
Balance at September 30, 2025	$34,180
4. Grant Agreements
Gates Foundation Grants
The Company has entered into various grant agreements with the Gates Foundation (formerly known as the Bill & Melinda Gates Foundation), under which it is currently awarded grants to support its HIV vaccine program, HIV vaccinal antibody program and malaria vaccinal antibody program. Certain grant agreements expired during the first half of 2025. The term of the remaining grant agreement will expire mid 2027, unless terminated earlier by the Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Gates Foundation reasonably believes may threaten the success of the projects.
Concurrently with the execution of the grant agreement for the vaccinal antibody program, the Company entered into a stock purchase agreement with the Gates Foundation, under which the Gates Foundation purchased 881,365 shares of the Company’s common stock on January 13, 2022, at a price per share of $45.38, for an aggregate purchase price of approximately $40.0 million. The fair market value of the common stock issued to the Gates Foundation was $28.5 million, based on the closing stock price of $37.65 per share on the closing date and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $11.3 million premium received by the Company. The Company accounted for the common stock issued to the Gates Foundation based on its fair market value on the closing date and determined that the premium paid by the Gates Foundation should be included in deferred revenue.
In August 2024, the Company announced a strategic realignment that included phasing out certain research programs, which included the HIV vaccine program and the tuberculosis vaccine program in part funded by Gates Foundation grants. The Company continues to pursue a cure for HIV in collaboration with the Gates Foundation which was in part funded by the vaccinal antibody program grant. In the third quarter of 2025, the vaccinal antibody program grant was not extended and as a result, the Company returned $9.5 million of unused grant funds to the Gates Foundation.
Payments received in advance that are related to future research activities along with the aforementioned premium received are deferred and recognized as revenue as the required research and development activities are performed. The Company recognized grant revenue of $0.3 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had deferred revenue of $9.4 million and $11.1 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had $2.1 million and $11.6 million, respectively, within accrued and other liabilities, related to funds to be refunded to the Gates Foundation.
5. Collaboration and License Agreements
License Agreement with Sanofi
On September 9, 2024 (Acquisition Date), the Company closed the license agreement with Amunix Pharmaceuticals, Inc., a Sanofi company, previously announced on August 1, 2024 (Sanofi Agreement). The Sanofi Agreement provides the Company with an exclusive worldwide license to use of the proprietary PRO-XTEN® universal masking technology for oncology and infectious disease, excluding the ophthalmological field, and to three early-stage clinical dual-masked TCEs that all leverage the PRO-XTEN® universal masking platform within a range of oncology indications.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Under the Sanofi Agreement the Company made an upfront payment to Sanofi in the amount of $100.0 million and placed into escrow a $75.0 million milestone payment due to former shareholders of Amunix Pharmaceuticals, Inc., which is subject to VIR-5525 achieving “first in human dosing” by 2026. In July 2025, the first patient was dosed in phase 1 study evaluating VIR-5525. During the three months ended September 30, 2025, the Company paid the $75.0 million milestone, which was recorded as part of research and development expenses in the Company’s unaudited condensed statement of operations for the three and nine months ended September 30, 2025.
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
The Company accounted for the Sanofi Agreement as an asset acquisition in accordance ASC 805-50 as substantially all of the fair value of the assets acquired is concentrated in a group of similar identifiable assets. The three early-stage clinical oncology TCEs use the same universal PRO-XTEN® masking technology and have similar development timelines, probabilities of risk, and loss of patent exclusivity among other characteristics. ASC 805-50 requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes consideration given. The total purchase price was allocated to the acquired assets based on their relative fair values, as of the Acquisition Date as follows (in thousands):

In-process research and development (IPR&D)	$102,836
Property and equipment	1,119
Prepaid expenses and other current assets (1)	3,975
Assembled workforce	412
Total purchase consideration	$108,342
__________________________________________________________
(1) Includes acquired cash deposits primarily related to contract manufacturing agreements.
The fair value of the IPR&D was estimated using a multi-period excess earnings income approach that discounts expected cash flows to present value by applying a discount rate that represents the estimated rate that market participants would require for the intangible asset. The expected cash flows and related discount rate are significant unobservable inputs categorized within Level 3 of the fair value hierarchy. In accordance with ASC 730, as the three early-stage clinical oncology TCEs have not achieved regulatory approval when acquired, the portion of the purchase price allocated to the IPR&D was immediately expensed to research and development expenses as they had no alternative future use. Contingent milestone payments were determined to be within the scope of ASC 450 and will be recognized when the contingency is resolved and the consideration is paid or becomes payable. Any milestone payments made in the future will either be expensed as research and development or capitalized as a developed asset based on when regulatory approval is obtained. The Company will recognize sales-based milestone and royalty payments in cost of sales as revenue from product sales is recognized. The fair value of the assembled workforce was estimated using a replacement cost method. The assembled workforce is classified as intangible assets, net and is amortized over an expected useful life of five years.

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
In connection with the Restated Alnylam Agreement and Alnylam’s election to not opt-in to the profit-sharing arrangement, the Company paid Alnylam $30.0 million, which was recorded as part of research and development expenses in the Company’s unaudited condensed statement of operations for the nine months ended September 30, 2025. After this payment, the remaining amount of the development and regulatory milestones is up to $145.0 million, down from the $175.0 million as previously disclosed in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. Any development and regulatory milestones for an elebsiran product will be payable to Alnylam only once, irrespective of dosage, formulation forms, route of administration or indication. Following commercialization, the Company will be required to pay to Alnylam up to $250.0 million in the aggregate for the first achievement of specified levels of net sales by elebsiran products directed to HBV, whether for the treatment of HBV or HDV. The Company will also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of siRNA products directed to HBV, such as elebsiran, whether for the treatment of HBV or HDV, subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country. Alnylam may also be entitled to receive a portion of any consideration the Company receives as a result of granting a sublicense under the licenses granted to Vir Bio by Alnylam under the Alnylam Agreement.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands). Depreciation expenses were $2.9 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively, and $8.6 million and $11.5 million nine months ended September 30, 2025 and 2024, respectively.

	Useful life (in years)	September 30, 2025	December 31, 2024
Leasehold improvements	8 - 12	$56,453	$53,992
Laboratory equipment	5	40,686	39,428
Furniture and fixtures	5	2,837	2,696
Computer equipment	3	2,679	2,778
Construction in progress	N/A	36	1,074
Property and equipment, gross		102,691	99,968
Less: accumulated depreciation		(44,488)	(36,785)
Total property and equipment, net		$58,203	$63,183
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Research and development expenses	$32,033	$29,225
Payroll and related expenses	20,365	31,165
Excess funds payable under grant agreements	2,118	11,589
Operating lease liabilities, current	8,960	7,752
Other professional and consulting expenses	3,235	2,268
Other accrued expenses	1,664	3,874
Total accrued and other liabilities	$68,375	$85,873
7. Commitments and Contingencies
Manufacturing and Supply Agreements
The Company has entered into various scopes of work with third-party CDMOs to support the advancement of its pipeline programs. As of September 30, 2025, the Company had unaccrued unpaid commitments of approximately $17.0 million under manufacturing agreements related to tobevibart and unaccrued unpaid commitments of approximately $17.0 million under manufacturing agreements related to its TCE programs.
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
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term of options (in years)	N/A	6.1	5.5 - 6.1	5.5 - 6.1
Expected stock price volatility	N/A	89.9% - 90.4%	87.6% - 89.9%	89.2% - 91.8%
Risk-free interest rate	N/A	3.5% - 4.1%	4.0% - 4.5%	3.5% - 4.6%
Expected dividend yield	N/A	—	—	—
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$5,546	$8,931	$19,497	$35,610
Selling, general and administrative	5,810	7,766	18,369	27,006
Total stock-based compensation	$11,356	$16,697	$37,866	$62,616
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
The following is a calculation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(163,141)	$(213,717)	$(395,064)	$(417,371)
Weighted-average shares outstanding, basic and diluted	138,930,173	136,653,753	138,287,533	136,058,223
Net loss per share, basic and diluted	$(1.17)	$(1.56)	$(2.86)	$(3.07)
Securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because to do so would have been antidilutive for the periods presented were as follows:

	Three and Nine Months Ended September 30,
	2025	2024
Options issued and outstanding	8,808,357	10,489,446
Restricted shares subject to future vesting	5,984,554	4,777,368
Total	14,792,911	15,266,814
10. Income Taxes
The table below presents our loss before (provision for) benefit from income taxes, (provision for) benefit from income taxes and effective tax rate for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before (provision for) benefit from income taxes	$(162,973)	$(213,540)	$(394,710)	$(418,430)
(Provision for) benefit from income taxes	$(168)	$(177)	$(354)	$1,059
Effective tax rate	(0.1%)	(0.1%)	(0.1%)	0.3%

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
Unrecognized tax benefits were $17.5 million and $17.9 million as of September 30, 2025 and December 31, 2024, respectively, and if recognized, would favorably affect the effective tax rate in future periods.
On July 4, 2025, legislation formally titled An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law by President Trump. The application of the OBBBA did not have a material impact on the Company's financial statements during the three months ended September 30, 2025.
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
The segment revenue, segment profit or loss, and significant segment expenses regularly provided to CODM are summarized as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment revenue	$240	$2,380	$4,486	$61,831
Less: Segment expenses (1)
Cost of revenue	(11)	50	—	161
Research and development
Clinical costs	21,017	12,866	61,984	36,791
Contract manufacturing	9,644	10,504	33,043	30,697
Personnel (2)	27,677	35,885	94,560	125,745
Licenses, collaborations and contingent consideration	76,414	112,532	124,306	123,410
Other R&D (3)	16,711	23,391	53,724	83,773
Selling, general and administrative (2)	22,231	25,744	68,458	92,330
Restructuring, long-lived assets impairment and related charges, net	—	12,712	(182)	38,939
Plus: Other segment items (4)	10,302	17,587	36,343	52,644
Segment and consolidated net loss	$(163,141)	$(213,717)	$(395,064)	$(417,371)
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
(4) Other segment items include change in fair value of equity investments, interest income, other expense, net, and (provision for) benefit from income taxes, all of which were presented on the condensed consolidated statements of operations.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes segment revenues by geographic area (in thousands). The revenues attributed to the U.S. primarily include the Company's grant revenue. The revenues attributed to foreign regions primarily include collaboration and contract revenues recognized under the Company’s collaboration agreements with GSK, contract revenue generated from clinical supplies provided to foreign companies, and license revenue from the Company’s collaboration with Brii Bio.

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment revenues attributed to:	2025	2024	2025	2024
U.S.	$305	$2,091	$1,726	$9,752
Foreign
GSK	(65)	(1,102)	(630)	49,647
Other	—	1,391	3,390	2,432
Total segment and consolidated revenue	$240	$2,380	$4,486	$61,831
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
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2025. For additional developments or for a more comprehensive discussion of certain developments below, see our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the period June 30, 2025.
CHD
•The ECLIPSE 1 Phase 3 trial has completed enrollment approximately two months ahead of our internal projections. Primary completion is expected in the fourth quarter of 2026, with topline data expected in the first quarter of 2027. ECLIPSE 1 evaluates the combination of tobevibart and elebsiran compared to deferred treatment in regions such as the U.S. where bulevirtide is not available or in other regions where its use is limited.
•The ECLIPSE 2 Phase 3 trial continues enrolling well, and topline data are expected in the first quarter of 2027. ECLIPSE 2 evaluates the switch to the combination of tobevibart and elebsiran in participants who have not achieved undetectable hepatitis delta virus RNA with bulevirtide treatment.
•The ECLIPSE 3 Phase 2b trial is progressing ahead of schedule with strong enrollment momentum, and topline data are expected in the first quarter of 2027. ECLIPSE 3 evaluates the combination of tobevibart and elebsiran compared to bulevirtide monotherapy in bulevirtide treatment-naïve participants.
•Following positive data presented at American Association for the Study of Liver Diseases (AASLD) The Liver Meeting® 2024, we will present Week 48 endpoint results from its SOLSTICE Phase 2 clinical study in patients with CHD at AASLD The Liver Meeting® 2025. The oral presentation will take place on Sunday, November 9.

Solid Tumors
•VIR-5500, a PRO-XTEN® dual-masked TCE targeting prostate-specific membrane antigen (PSMA), continues to advance through Phase 1 dose escalation as a monotherapy in heavily pre-treated patients with mCRPC and has demonstrated promising early anti-tumor activity and a favorable safety profile.
◦First patient dosed in Phase 1 clinical study of VIR-5500 in combination with androgen receptor pathway inhibitors (ARPIs) in first-line mCRPC.
◦We plan to share a comprehensive VIR-5500 data update in late-line patients in the first quarter of 2026
•VIR-5818, a PRO-XTEN® dual-masked TCE targeting HER2, continues in Phase 1 dose escalation study in combination with pembrolizumab.
◦VIR-5818 is the only dual-masked HER2-targeting TCE in clinical development and is being evaluated in multiple tumor types, including metastatic colorectal cancer (CRC).
•VIR-5525, a PRO-XTEN® dual-masked TCE targeting EGFR, continues enrollment in the Phase 1 trial as expected.
◦VIR-5525 leverages learnings from VIR-5500 and VIR-5818 and is being evaluated in a variety of EGFR-expressing solid tumors in areas of high unmet need, such as non-small cell lung cancer (NSCLC), CRC, head and neck squamous cell carcinoma (HNSCC) and cutaneous squamous cell carcinoma (cSCC).
Preclinical Pipeline Candidates
•Harnessing our deep immune system expertise combined with our discovery and engineering platform, and proprietary dAIsY™ (data AI structure and antibody) AI engine, we continue to advance multiple undisclosed PRO-XTEN® masked TCEs directed toward validated targets with potential application across a number of solid tumors.
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
Components of Operating Results
Revenues
Other than sotrovimab, we have not obtained regulatory approval for our product candidates, and we do not expect to generate any significant revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. In December 2024, the FDA revoked the emergency use authorization (EUA) granted to sotrovimab in May 2021. Although certain countries outside the U.S. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging variants, we cannot predict whether other countries will further limit the use of sotrovimab. We do not expect meaningful collaboration revenue in the future from the sale of sotrovimab for the treatment of COVID-19.
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
•expenses incurred under agreements with third-party contract development and manufacturing organizations (CDMO), contract research organizations (CROs), and consultants;
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Collaboration revenue	$(65)	$(1,102)	$1,037	$(630)	$(2,034)	$1,404
Contract revenue	—	1,391	(1,391)	3,390	54,468	(51,078)
Grant revenue	305	2,091	(1,786)	1,726	9,397	(7,671)
Total revenues	240	2,380	(2,140)	4,486	61,831	(57,345)
Operating expenses:
Cost of revenue	(11)	50	(61)	—	161	(161)
Research and development	151,463	195,178	(43,715)	367,617	400,416	(32,799)
Selling, general and administrative	22,231	25,744	(3,513)	68,458	92,330	(23,872)
Restructuring, long-lived assets impairment and related charges, net	—	12,712	(12,712)	(182)	38,939	(39,121)
Total operating expenses	173,683	233,684	(60,001)	435,893	531,846	(95,953)
Loss from operations	(173,443)	(231,304)	57,861	(431,407)	(470,015)	38,608
Other income:
Change in fair value of equity investments	1,335	1,130	205	4,335	(4,356)	8,691
Interest income	9,363	17,527	(8,164)	32,436	57,656	(25,220)
Other expense, net	(228)	(893)	665	(74)	(1,715)	1,641
Total other income	10,470	17,764	(7,294)	36,697	51,585	(14,888)
Loss before (provision for) benefit from income taxes	(162,973)	(213,540)	50,567	(394,710)	(418,430)	23,720
(Provision for) benefit from income taxes	(168)	(177)	9	(354)	1,059	(1,413)
Net loss	$(163,141)	$(213,717)	$50,576	$(395,064)	$(417,371)	$22,307
Revenues
The change in collaboration revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was nominal.
The decrease in contract revenue for the three months ended September 30, 2025 compared to the same period in 2024 was nominal. The decrease in contract revenue for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to $51.7 million of deferred revenue recognized during the first quarter of 2024 when GSK’s rights to select up to two additional non-influenza target pathogens expired on March 25, 2024.
The decrease in grant revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to lower revenue recognized in accordance with our agreement with BARDA and the Gates Foundation. Certain grant agreements with the Gates Foundation expired in 2025. We terminated our agreement with BARDA on December 31, 2024.

Cost of Revenue
The decrease in cost of revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was nominal.
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Clinical costs	$21,017	$12,866	$8,151	$61,984	$36,791	$25,193
Contract manufacturing	9,644	10,504	(860)	33,043	30,697	2,346
Personnel	27,677	35,885	(8,208)	94,560	125,745	(31,185)
Licenses, collaborations and contingent consideration	76,414	112,532	(36,118)	124,306	123,410	896
Other	16,711	23,391	(6,680)	53,724	83,773	(30,049)
Total research and development expenses	$151,463	$195,178	$(43,715)	$367,617	$400,416	$(32,799)
The decrease in research and development expenses for the three months ended September 30, 2025 compared to the same periods in 2024 was primarily due to:
•lower license, collaborations and contingent consideration expenses due to the expensing of $102.8 million in-process research and development obtained as part of our license agreement with Sanofi in the third quarter of 2024, partially offset by a $75.0 million milestone payment due upon VIR-5525 achieving “first in human dosing” in the third quarter of 2025;
•lower personnel expenses associated with headcount reductions;
•lower other R&D expenses related to de-prioritized research and development programs and other ongoing cost savings;
partially offset by:
•higher clinical cost due to the initiation of our ECLIPSE registrational program and progression of our oncology programs.
The decrease in research and development expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to:
•lower personnel expenses associated with headcount reductions;
•lower other R&D expenses related to de-prioritized research and development programs and other ongoing cost savings;
partially offset by:
•higher clinical cost due to the initiation of our phase 3 ECLIPSE registrational program and progression of our oncology programs.
Additionally, our license, collaborations and contingent consideration expenses for the nine months ended September 30, 2025 include a $75.0 million milestone payment due upon VIR-5525 achieving “first in human dosing” and a $30.0 million expense in connection with signing the Restated Alnylam Agreement and milestone payments due upon the enrollment of the first patient in ECLIPSE registrational program for CHD. Our license, collaborations and contingent consideration expenses for the nine months ended September 30, 2024 include the expensing of $102.8 million in-process research and development obtained as part of our license agreement with Sanofi.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to efficiencies and cost savings from previously announced restructuring initiatives.

Restructuring, long-lived assets impairment and related charges
The decrease in restructuring, long-lived assets impairment and related charges for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was due to the substantial completion of previously announced restructuring initiatives by the end of 2024.
Change in Fair Value of Equity Investments
Our equity investment consisted solely of shares of Brii Bio Parent, which is a marketable equity investment and remeasured to fair value at each reporting date. For the three and nine months ended September 30, 2025, we recognized an unrealized gain of $1.3 million and $4.3 million due to the change in fair value, respectively, compared to an unrealized gain of $1.1 million and unrealized loss of $4.4 million for the same periods in 2024, respectively.
Interest Income
The decrease in interest income for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to lower balances of cash, cash equivalents, and investments and lower interest rates.
Other Expense, Net
The change in other expense, net for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was nominal.
(Provision for) Benefit from Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2025 and for three months ended September 30, 2024 was nominal. The benefit for income taxes for the nine months ended September 30, 2024 was primarily due to favorable adjustments in estimated tax payable.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law by President Trump, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and changes to international tax provisions. The application of the OBBBA did not have a material impact on our financial statements during the three months ended September 30, 2025.
Liquidity, Capital Resources and Capital Requirements Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of September 30, 2025, we had $810.7 million in cash, cash equivalents, and investments and $9.2 million in restricted cash and cash equivalents. As of September 30, 2025, our accumulated deficit was $1.2 billion. In November 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the shelf registration statement on Form S-3 and a related prospectus that we filed with the U.S. Securities and Exchange Commission (SEC) on November 3, 2023. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of September 30, 2025, no shares have been issued under the Sales Agreement.
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
In December 2024, the FDA revoked the EUA granted to sotrovimab in May 2021. We do not expect to generate significant revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2025 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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
Our primary operating lease arrangements are for office and laboratory spaces located in California and Switzerland with contractual lease periods expiring between 2033 and 2035. As of September 30, 2025, we expect to make total lease payments of approximately $125.0 million through 2035.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(365,905)	$(358,717)
Investing activities	223,720	358,630
Financing activities	2,746	3,125
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(139,439)	$3,038

Operating Activities
Cash used in operating activities is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2025 increased compared to the same period in 2024 primarily due to milestone payments related to the first patient dosed in Phase 1 study evaluating VIR-5525 and the enrollment of the first patient in ECLIPSE registrational program for CHD, the refund of $9.5 million unused grant funds to the Gates Foundation upon the vaccinal antibody program grant not being extended and overall higher payments for clinical costs associated with our CHD and oncology programs, partially offset by the payment made under our license agreement with Sanofi in the third quarter 2024 and ongoing cost saving realized through headcount reductions, the closing of our St. Louis, Missouri and Portland, Oregon sites and de-prioritized research and development programs.
Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2025 decreased compared to the same period in 2024 primarily due to lower cash provided by maturities and sales of investment, net of investment purchases. Cash provided by investing activities during nine months ended September 30, 2025 was primarily related to $858.4 million in proceeds received from investments that matured or sold, partially offset by purchases of investments of $630.5 million. Cash provided by investing activities during nine months ended September 30, 2024 was primarily due to $1.4 billion in proceeds received from investments that matured or sold, partially offset by purchases of investments of $1.1 billion.
Financing Activities
The change in cash provided by financing activities during the nine months ended September 30, 2025 compared to the same period in 2024 was nominal.
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
There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2025, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $179.3 million as of September 30, 2025, which primarily consisted of deposits in checking and sweep accounts at financial institutions and money market funds. Excluding equity investment, we also had short-term and long-term investments of $632.0 million as of September 30, 2025. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and consist of U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2025.

Foreign Currency
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are remeasured into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are remeasured to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to Euro, Swiss Franc and Australian dollar. Transaction gains and losses are included in other expense, net on the unaudited condensed consolidated statements of operations and were not material for the three and nine months ended September 30, 2025 and 2024.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $8.7 million as of September 30, 2025. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of September 30, 2025 by approximately $0.9 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.
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
•Success in preclinical or early-stage clinical studies may not be indicative of results in future clinical studies and we cannot assure you that any ongoing, planned or future clinical studies will lead to results sufficient for the necessary regulatory approvals and marketing authorizations. We have and may continue to commit substantial financial resources with respect to clinical studies that may not be successful, and we may not be able to recoup those investments.
•Interim, “top line” and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•Although the combination of tobevibart and elebsiran has received Fast Track and Breakthrough Therapy designation from the FDA, as well as PRIME designation from the European Medicines Agency (EMA) and European orphan drug designation, in each case for the treatment of CHD, there can be no assurance that any of our product candidates that receive such designations in the United States or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
•Clinical product development involves a lengthy and expensive process. We may incur additional costs and encounter substantial delays or difficulties in our clinical studies.
•Enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by factors outside our control.
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
•The deployment of AI in our or our collaborators’ efforts to discover, develop and engineer next-generation antibodies or other investigational products or components, could adversely affect our business, reputation or financial results, and our competitors may be able to utilize such technologies more effectively than we can.
•Our product candidates may fail to achieve adoption by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
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
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $395.1 million and $417.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.2 billion.
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
Our failure to return to profitability could decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.
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
As of September 30, 2025, we had cash, cash equivalents and investments of $810.7 million. Based upon our current operating plans, we believe that this amount will fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. In addition, because the design and outcome of our clinical studies are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates, if approved, or any future product candidates that we develop. The dynamic and rapidly evolving nature of our business also makes it difficult to estimate with certainty our future revenue and expenses after any such successful development and commercialization.
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
General economic conditions, both inside and outside the United States, including capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, as well as geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing conflicts in the Middle East and Eastern Europe), and also investor concerns regarding the U.S. or international financial systems, have in the past resulted in, and may in the future cause, a significant disruption of financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or increased costs of financing through higher interest rates or costs or tighter financial and operating covenants, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.
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
If we raise additional capital through future collaborations, strategic alliances or licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.
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

While sotrovimab still maintains emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19 in certain territories outside of the United States, we did not earn meaningful revenue from sales of sotrovimab during the most recent fiscal year ended December 31, 2024. Moreover, foreign regulatory authorities may impose similar limitations to the FDA on the use of sotrovimab in jurisdictions where sotrovimab has been granted EUA, temporary authorization or other marketing approval, which could further reduce revenue. For example, although certain countries outside the United States. continue to maintain access to 500 mg IV while noting that the clinical efficacy is unknown or uncertain against existing and emerging Omicron variants, we cannot predict whether other countries will further limit the use of sotrovimab. There are no assurances that we will secure future supply commitments from governments for sotrovimab, or that sotrovimab will be effective against any new COVID-19 variants or subvariants. Even if we and GSK were to file a BLA or marketing applications in other jurisdictions, it is possible that the FDA and other regulatory authorities may not grant sotrovimab full marketing approval for the treatment of COVID-19, or that any such marketing approvals, if granted, may have similar or other significant limitations on its use. If the FDA does not reauthorize the use of sotrovimab in the United States, or if countries outside of the United States continue to limit its use, we may be unable to sell sotrovimab in or outside of the United States.
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
We have invested a significant portion of our time and financial resources in the development, in-licensing and acquisition of our product candidates and have initiated clinical studies for multiple product candidates. Accordingly, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and successfully commercialize our product candidates, if approved, in a timely manner. We may face unforeseen challenges in our product development strategy, and we can provide no assurances that our product candidates will be successful in clinical studies or will ultimately receive regulatory approval. Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-designed registrational clinical studies, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective to treat its intended indications. Results from preclinical studies can be interpreted in different ways, and even if we believe that the preclinical or early-stage clinical data for our product candidates are promising, such data may not be sufficient for the FDA and comparable foreign regulatory authorities to approve further development, manufacturing or commercialization of our product candidates. The FDA or these other regulatory authorities may also require us to conduct additional preclinical or clinical studies for our product candidates, or may object to elements of our clinical development program and require us to alter them.
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
Furthermore, even if we obtain regulatory approval for our product candidates, we may still need to build a commercial organization, establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors, including government health administration authorities. As a company, we have no prior experience in these areas. If we are unable to successfully commercialize our product candidates or if there is insufficient demand for our product candidates, we may not be able to generate sufficient revenue to continue our business.

The development of additional product candidates is risky and uncertain, and we can provide no assurances that we will be able to successfully develop the additional product candidates we identify or replicate our approach for other diseases.
A core element of our business strategy is to successfully develop our product candidate pipeline. Efforts to identify, acquire or in-license, and then develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Even when we are successful in identifying and acquiring or in-licensing potential product candidates, such as our license to three clinical-stage TCEs (VIR-5818, VIR-5500 and VIR-5525) and the PRO-XTEN® universal masking platform from Sanofi, our efforts may fail to yield product candidates for clinical development, approved products or commercial revenue for many reasons.
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
Furthermore, we may seek marketing approval for our current and future product candidates outside of the United States. We have limited prior experience in marketing approved products outside of the United States, and marketing products in foreign countries would subject us to additional risks. There are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in which we may operate, with which we will need to comply, and such efforts may be expensive, time-consuming and challenging.
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

Success in preclinical or early-stage clinical studies may not be indicative of results in future clinical studies and we cannot assure you that any ongoing, planned or future clinical studies will lead to results sufficient for the necessary regulatory approvals and marketing authorizations. We have and may continue to commit substantial financial resources with respect to clinical studies that may not be successful, and we may not be able to recoup those investments.
Success in preclinical or early-stage clinical studies does not ensure that later clinical studies will generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Certain of our clinical programs have not yielded positive results in late-stage studies (such as our Phase 2 clinical study of VIR-2482 for the prevention of symptomatic influenza A illness, which did not meet primary or secondary efficacy endpoints, as announced in July 2023), and our product candidates currently under development may similarly fail to meet efficacy endpoints or otherwise show the desired characteristics in clinical development sufficient to obtain regulatory approval, despite positive results in preclinical studies or having successfully advanced through early-stage clinical studies. We have and may continue to commit substantial financial resources with respect to clinical studies that may not be successful, and we may not be able to recoup those investments.
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
Although the combination of tobevibart and elebsiran has received Fast Track and Breakthrough Therapy designation from the FDA, as well as PRIME designation from the EMA and European orphan drug designation, in each case for the treatment of CHD, there can be no assurance that any of our product candidates that receive such designations in the United States or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
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
Before obtaining marketing approval for the sale of our product candidates, we must complete preclinical development and conduct extensive clinical studies to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We do not know whether our planned clinical studies will begin or enroll on time, be conducted as planned, need to be redesigned or be completed on schedule, if at all.
A failure or significant delay of a clinical study can occur at any stage. For example, during initial dose escalation, we, the FDA or comparable foreign regulatory authorities have in the past imposed and may in the future impose, restrictions relating to chemistry, manufacturing and control (CMC) standards, and such restrictions could delay or limit our evaluation of a product candidate and its subsequent advancement to late-stage studies. Also, the availability of superior or competitive therapies coupled with changing standards of care could limit our ability to perform placebo-controlled studies or require us to enroll a larger number of subjects to address competing treatments. Moreover, preclinical and clinical data are susceptible to varying interpretations and analyses that can result in product candidates failing to obtain marketing approval. Any of these or other unforeseen events could delay or prevent us from receiving marketing approval and ultimately commercializing our product candidates.
Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future product sales or other sources. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring competing products to market before we do.
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
•obtain approval with labeling that includes significant use or distribution restrictions, contraindications or safety warnings, or determine not to pursue any approval at all;
•be subject to lawsuits, investigations or other legal or regulatory proceedings; or
•experience damage to our reputation.
Furthermore, our product candidates are based on certain innovative technology platforms, which makes it even more difficult to predict the time and cost of product candidate development and regulatory approval. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways.
Enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by factors outside our control.
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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on contract research organizations (CROs) and clinical trial sites to ensure proper and timely conduct of our future clinical studies and, while we intend to enter into agreements governing their services, we will be limited in our ability to ensure their actual performance, which may result in rejection of the data generated at particular clinical trial sites or delays in the completion of our current and future clinical studies.
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
We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates, pursuant to which we license a number of technologies to form our technology platforms and in-license certain product candidates. These agreements contain obligations that require us to make substantial payments in the event certain milestone events are achieved.
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
•disputes may arise between us and our strategic collaborators that result in costly litigation or arbitration that diverts resources and management’s attention from our core business;
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
The deployment of AI in our or our collaborators’ efforts to discover, develop and engineer next-generation antibodies or other investigational products or components, could adversely affect our business, reputation or financial results, and our competitors may be able to utilize such technologies more effectively than we can.
We integrate AI in our efforts to develop and engineer next-generation antibodies, including through the use of our proprietary dAIsY™ AI engine, and we might utilize AI in the future in connection with drug discovery activities. AI can be difficult to deploy successfully due to operational and technical issues inherent in such methods. In particular, AI algorithms’ use of machine learning and predictive analytics could lead to flawed, biased or inaccurate results, which, if detected, could lead to ineffective product or target candidates and exposure to competitive and reputational harm. In addition, any latency, disruption, or failure in our AI operations or infrastructure could result in failures, delays or errors in our discovery and development of next-generation antibodies or other investigational products. Developing, testing and deploying resource-intensive AI systems may also require additional investment and increase our costs, and there is no guarantee that our investment in such systems will lead to more effective or efficient discovery or development of antibodies or other investigational products, or lead to eventual regulatory approval or commercialization of any new products.
If the market opportunities for our product candidates are smaller than we believe they are or any approval we obtain is based on a narrower definition of the patient population, our business may suffer.
We currently focus our product development on product candidates for the treatment and prevention of serious infectious diseases, cancer and other serious conditions. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our product candidates. Our estimates of the number of people who have these diseases, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, and the market demand for our product candidates, are each based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Furthermore, new studies may change the estimated incidence or prevalence of the diseases we are targeting. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request. Additionally, the availability of superior or competitive therapies from our competitors could negatively impact or eliminate market demand for our product candidates. If the market opportunities for our product candidates are smaller than we estimate, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval or authorization of their products before we are able to, which could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may also develop therapies that demonstrate stronger safety and efficacy data, have fewer or less severe side effects, are more convenient, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing, marketing or obtaining reimbursement their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the development and commercialization costs of such product candidates. For additional information regarding our competitors, see the section titled “Competition” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our product candidates may fail to achieve adoption by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
Even if our product candidates receive regulatory approval, they may fail to achieve adoption by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue, and the degree of market acceptance will depend on a number of factors, including but not limited to:
•the convenience and ease of administration compared to alternative treatments and therapies;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the efficacy and potential advantages compared to alternative treatments and therapies;
•the effectiveness of our sales and marketing efforts;
•acceptance in the medical and patient communities of our products as safe and effective treatments;
•the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•our ability to offer such products for sale at competitive prices;
•the strength of our marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement, as well as patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement;
•the safety profiles of our products including as compared to alternative treatments and therapies; and

•any restrictions on the use of our products together with other medications.
The resulting inability of any approved products to generate significant revenue would compromise our ability to return to profitability.
Our product candidates will remain subject to ongoing regulatory oversight and potential enforcement actions.
Even if we obtain regulatory approval in any particular jurisdiction, the applicable regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. Additionally, the holder of an approved BLA is required to comply with FDA rules and is subject to FDA review and periodic inspections, in addition to other potentially applicable federal and state laws, to ensure compliance with current Good Manufacturing Practice (cGMP) and adherence to commitments made in the BLA.
If we or any regulatory agency discovers previously unknown problems with an approved product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, such regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing for that jurisdiction. Moreover, product labeling, advertising and promotion for any approved product will be subject to regulatory requirements, continuing regulatory review and review by other government agencies and third parties. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved or authorized label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and comparable foreign regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued.
Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning or untitled letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other agencies, including the U.S. Department of Justice (DOJ), closely regulate and monitor the marketing and promotion of products in the United States to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Government Regulation and Product Approval” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
We may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities.
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

In particular, obtaining approval for our product candidates in the EU from the European Commission following the opinion of the EMA if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical studies or reporting as conditions of approval. Approval of certain product candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United States, will be important to the commercial success of such product candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and additional costs for us and could delay or prevent the introduction of our product candidates in certain countries.
Negative developments and negative public opinion of new technologies on which we rely may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
The clinical and commercial success of our product candidates will depend in part on public acceptance of the use of new technologies for the prevention or treatment of human diseases. Negative public attitudes may adversely impact our ability to enroll clinical studies. Moreover, our success will depend upon physicians specializing in our targeted diseases prescribing, and their patients accepting, our product candidates as treatments in lieu of, or in addition to, existing and more familiar treatments for which greater clinical data may be available. Any negative perceptions of the technologies that we rely on may result in fewer physicians prescribing our products or may reduce the willingness of patients to utilize our products or participate in clinical studies for our product candidates.
Increased negative public opinion, or more restrictive government regulations in response thereto, would have a negative effect on our business, financial condition, results of operations or prospects and may delay or impair the development and commercialization of our product candidates or demand for such product candidates. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause regulators’ or the public’s confidence in AI to be undermined, which could impede our ability to develop products using AI. Adverse events in our preclinical or clinical studies or those of our competitors or of academic researchers utilizing similar technologies, even if not ultimately attributable to those product candidates we may discover and develop, and the resulting publicity could result in:
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
Any such outcomes could negatively impact our business, financial condition, results of operations and prospects. Furthermore, although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate in the future. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable operational risks that we identify; however, we may fail to correctly anticipate or quantify insurable operational risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Conditions in the insurance markets relating to nearly all areas of traditional corporate insurance change rapidly and may result in higher premium costs, higher policy deductibles and lower coverage limits. For some risks, we may not have insurance coverage at all because of high cost and/or limited availability, and our financial condition could be negatively impacted should such risks come to fruition.
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
Physicians, other healthcare professionals and third-party payors, both in the United States and elsewhere, play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, such as the U.S. federal Anti-Kickback Statute, the False Claims Act and other federal civil and criminal false claims laws, the healthcare fraud provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), and the Physician Payments Sunshine Act.
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

If the physicians or other healthcare professionals or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant civil, criminal or administrative sanctions, including exclusions from government-funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations can be expensive and time-consuming and could divert management’s attention from our core business. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if research analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have a material adverse effect on our ability to compete in the marketplace.
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

It is currently unclear how certain new measures, including the drug pricing provisions of the Inflation Reduction Act of 2022 (and subsequent rulemaking) and changes to Medicaid eligibility requirements in the OBBBA, will ultimately be effectuated. Accordingly, we cannot predict with certainty what impact these or any other federal or state health reforms will have on us, including whether finalized rules will be implemented or withstand judicial review. Any such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations, financial condition and prospects. In addition, it is unclear whether the new Trump Administration will reverse or modify any existing regulatory requirements, pursue the reform initiatives outlined in various executive orders (such as the May 12, 2025 executive order supporting a "most favored nation" approach to drug pricing) or otherwise influence the overall healthcare regulatory environment, and even if proposed, whether such changes or modifications would be implemented or withstand potential litigation. For additional information regarding healthcare legislative and other reform measures, see the sections titled “Government Regulation and Product Approval—Healthcare Reform” and “Government Regulation and Product Approval—Pharmaceutical Prices” in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Should we seek and obtain regulatory approval in the United States, we expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain profitability from commercializing our products.
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
While we have policies and procedures to address compliance with such laws in the United States, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Detecting, investigating and resolving actual or alleged violations can be expensive and time-consuming, and could divert resources and management’s attention from our core business.
In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially harmed. In addition, responding to any action will likely divert resources and management’s attention from our core business, as well as cause us to incur significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, reputation, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties
We rely on third parties to produce clinical supplies of our product candidates. There could be delays or supply shortages beyond our control limiting our access to clinical supplies.
We are currently conducting process development and manufacturing materials for product candidates of three different therapeutic modalities: monoclonal antibodies, siRNAs and TCEs. Except for process, analytical and formulation development, cell line development, small-scale non-cGMP manufacturing for preclinical studies, and quality control testing capabilities, we do not own or operate facilities for large-scale process development or product manufacturing, storage and distribution, or testing. We are dependent on multiple third parties, including strategic collaborators and CDMOs, to obtain product raw materials and components, develop large-scale manufacturing processes for and manufacture clinical supplies of our product candidates. The actual cost to manufacture our product candidates, which is difficult to estimate, could affect the commercial viability and competitive position of our product candidates.
The facilities used by our CDMOs to develop and manufacture our product candidates must be inspected and approved by the FDA or other regulatory authorities. We do not control the day-to-day operations of, and are completely dependent on, our CDMOs for compliance with cGMP requirements. If our CDMOs cannot successfully manufacture materials that conform to the requirements of the FDA or other health authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have limited control over the oversight of personnel or subcontractors of our CDMOs. If the FDA or a comparable foreign regulatory authority does not approve our CDMOs' facilities for our product candidates or if it withdraws any such approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates. Any significant delay in the supply of a product candidate, or its raw material components, for an ongoing clinical trial could considerably delay completion of our clinical studies, product testing and potential regulatory approval.
We also intend to rely on CDMOs to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization. Any shortfall in a CDMO’s manufacturing capacity or reduction in anticipated manufacturing titer, yield per batch or batch success rates may adversely impact our ability to meet market demand. Furthermore, if we are not able to produce supply at low enough costs, it could negatively impact our ability to generate revenue, harm our reputation, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, we currently rely on strategic collaborators and third-party suppliers and CDMOs that operate outside the United States and will likely continue to rely on these organizations in the future. Such third-party suppliers and CDMOs may be subject to trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of materials available to us, delay the procurement or supply of such materials or adversely affect our ability to secure significant commitments from governments to purchase our potential therapies.
Our reliance on third-party suppliers and CDMOs exposes us to other risks, including:
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
•reliance on single sources for raw materials or components, including the risk that such single source may not remain in business or will be purchased by a competitor or other company not interested in continuing production, or the lack of qualified backup suppliers for those raw materials or components;
•lack of ownership to the intellectual property rights to any improvements made by our third parties in the manufacturing process for our product candidates;
•price increases or decreased availability of product raw materials or components;

•disruptions to operations of our third-party suppliers and CDMO by conditions unrelated to our business or operations, including supply chain issues, capacity constraints, facility outages (including due to contamination), transportation and labor disruptions, global competition for resources, regulatory requirements or actions (including recalls or failure by the supplier or CDMO to comply with cGMP), adverse financial developments or the bankruptcy of the supplier or CDMO, or general economic conditions;
•disruptions caused by geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing conflicts in the Middle East and Eastern Europe), as well as man-made or natural disasters, or public health pandemics or epidemics to which our third-party suppliers or CDMOs may be differently exposed than us; and
•carrier disruptions or increased costs that are beyond our control, including increases in materials, labor or other manufacturing-related costs or higher supply chain logistics costs.
Suppliers and CDMOs may extend lead times, limit supplies, change manufacturing schedules, increase prices, or require significant upfront fees due to capacity and material supply constraints or other factors beyond our control. For example, the lead time needed to establish a relationship with a new raw material or component supplier or CDMO can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier or CDMO. The time and effort to technology transfer to a new CDMO or qualify a new supplier or CDMO could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing capacity or yields, any of which would negatively impact our operating results.
Furthermore, we currently rely on a limited number of third-party suppliers and CDMOs that are able to meet our supply requirements for synthetic siRNAs. Our CDMOs could face risks in meeting our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs, which may include extended lead times, delays or shortages of raw materials and components, synthesis and purification failures and/or contamination during the manufacturing process, or difficulty complying with the applicable manufacturing requirements. To fulfill our siRNA supply requirements, we may need to secure alternative suppliers of synthetic siRNAs or key raw materials and components, and such alternative third-party suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Further, alternative suppliers would require filing and regulatory approvals.
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

Our business involves the use of hazardous materials, and we and our third-party suppliers and CDMOs must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt our, business.
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
We license a number of technologies to form our antibody platform, and we license the PRO-XTEN® platform from Sanofi and the siRNA technology from Alnylam. We have also developed certain product candidates using intellectual property licensed from third parties or in-licensed certain product candidates from third parties. A core element of our business strategy includes continuing to acquire or in-license additional technologies or product candidates for the treatment and prevention of serious infectious diseases and other serious conditions. If we fail to meet our obligations under these agreements, our licensors may have the right to terminate our licenses. If any of our license agreements are terminated, and we lose our intellectual property rights under such agreements, this may result in a complete termination of our product development and any commercialization efforts for the product candidates which we are developing under such agreements. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under such agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. We may also be subject to risks related to disputes between us and our licensors regarding the intellectual property subject to a license agreement. We could also be subject to expensive litigation which would detract us from our core business of researching and developing product candidates.
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
Patent terms may be inadequate to protect the competitive position of our product candidates or any products approved in the future for an adequate amount of time and additional competitors could enter the market with generic or biosimilar versions of such products.
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
In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right, and we may also be required to indemnify collaborators or contractors against such claims. Even if we are successful in defending against such claims, litigation can be expensive and time-consuming and could divert resources and management’s attention from our core business. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and if research analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.
Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation can be expensive and time-consuming and could divert resources and management’s attention from our core business.

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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection to the same degree as in the United States, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions can be expensive and time-consuming and could divert resources and management’s attention from our core business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate outside the United States, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Some countries do not enforce patents related to medical treatments, or limit enforceability in the case of a public emergency. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We rely and expect to continue to rely on trademarks as one means to distinguish any of our products and product candidates that are approved for marketing from the products of our competitors. Additionally, the process of obtaining trademark protection can be expensive and time-consuming, and we may not be able to prosecute all necessary or desirable trademark applications at a reasonable cost or in a timely manner or obtain trademark protection in all jurisdictions that we consider to be important to our business. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications in certain jurisdictions, as in a currently pending opposition filed against the Spanish and Portuguese registrations of our Vir Biotechnology house mark and logo by Industria Quimica y Farmaceutica Vir. S.A., a Spanish company which claims exclusive rights in the term VIR in Spain and Portugal. Third parties may also challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.
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
We are highly dependent on our management, clinical and scientific personnel. Our key personnel may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have in the past undergone leadership changes, and such management transitions may create uncertainty and divert resources and management’s attention from our core business, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.
Recruiting, integrating and retaining other senior executives, qualified scientific and clinical personnel and, if we progress the development of any of our product candidates, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. Competition is intense for these skilled employee candidates, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to achieve our business objectives, and such efforts may be further undermined by restructurings, changing office policies and other initiatives we may undertake to improve operational efficiencies and operating costs, as well as shifting dynamics in the biotechnology labor market. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates.

We have in the past and may in the future acquire or invest in other companies or technologies, which could divert management’s attention from our core business, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We have in the past and may in the future seek to acquire or invest in additional businesses and/or technologies that we believe complement or expand our product candidates, enhance our technical capabilities or otherwise offer growth opportunities in the United States and internationally. The pursuit of potential acquisitions and investments could divert management’s attention from our core business and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we are exposed to market risks related to our investments, including changes in fair value of equity securities we hold, which is discussed in greater detail in “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.
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
Furthermore, acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition, results of operations and prospects may suffer. We cannot assure you that we will be successful in integrating the businesses or technologies we may acquire. The failure to successfully integrate these businesses could have an adverse effect on our business, financial condition, results of operations and prospects.
Our success depends on our ability to manage our growth.
We have in the past experienced, and expect to continue to experience, growth in the scope of our operations, particularly in the areas of research, development and regulatory affairs. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, improve our facilities, and continue to recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and could divert business development resources and management’s attention. We may not be able to effectively manage any further expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees into our operations. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely can be vulnerable to malware, computer viruses, denial-of-service attacks, ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics, geopolitical events, including civil or political unrest, terrorism, war and telecommunication and electrical failures that can result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information. We have in the past and may in the future experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. In addition, we have in the past and may in the future experience security events affecting our information technology systems, such as through business email compromises or other network intrusions, including threats to exfiltrate and disclose proprietary information; however, none of these attacks to date, either individually or in the aggregate, have had a material adverse effect on our business, financial condition, results of operations or prospects. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. For example, attackers have used AI to launch more automated, targeted and coordinated attacks against various targets. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to detect, investigate (including performing required forensics), mitigate and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, security breaches and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Although we maintain cybersecurity insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, if a significant security breach were to occur and cause significant interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions.
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

We and the third parties with whom we work are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure by us or the third parties with whom we work to comply with such requirements could subject us to significant fines and penalties, investigations and/or reputational harm, which may have a material adverse effect on our business, financial condition, results of operations or prospects.
We and the third parties with whom we work are subject to local, state, federal and international data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and the U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Additionally, our use of AI and machine learning may subject us to laws and evolving regulations regarding the use of AI, controlling for data bias, and anti-discrimination. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. Failure by us or any of the third parties with whom we work to comply with any of these laws and regulations could result in investigations or enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, and claims that we failed to comply with privacy laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, result in adverse publicity and have a material adverse effect on our business, financial condition, results of operations or prospects.
Numerous U.S. states, including California where our headquarters is located, have passed comprehensive privacy laws and other states are considering passing such laws. These laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). At the federal level, HIPAA imposes specific requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Congress has also considered passing a federal privacy law. These laws may impact our business activities, including our identification of clinical research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

While we continue to address the implications of evolving data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Any failure to comply with U.S. federal and state and international laws and regulations regarding data privacy would expose us to risk of enforcement actions taken by data protection authorities, and with them the potential for significant penalties if we are found to be non-compliant. Similarly, such failures could result in government-imposed orders requiring that we change our practices, private lawsuits asserting claims for damages or other liabilities, and potentially significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the Code), which reduced our net operating losses. The OBBBA suspends the requirement to capitalize and amortize domestic “research or experimental expenditures” (as defined in the OBBBA) over five years and instead allows taxpayers to immediately deduct such expenses for tax years beginning after December 31, 2024. In addition, with respect to domestic research or experimental expenditures incurred in a taxable year beginning after December 31, 2021 and before January 1, 2025, taxpayers may elect to accelerate the remaining unamortized amounts of such expenses over a one- or two-year period. Both aforementioned changes under the OBBBA to the treatment and deductibility of such expenses could potentially increase our anticipated net operating losses. The treatment of foreign research and development expenses remains unchanged, requiring amortization over 15 years. We are continuing to evaluate the future impacts of the OBBBA as additional information is provided.
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
Our stock price has been, and in the future, may be, subject to substantial volatility. Accordingly, our stockholders could incur substantial losses. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Investor concerns regarding financial systems and general economic conditions, both inside and outside the United States, including capital markets volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, as well as geopolitical events, man-made or natural disasters, or public health pandemics or epidemics, may impact the market price of our common stock and result in volatility. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your shares. Market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.
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
Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation can be expensive and time-consuming and could divert resources and management’s attention from our core business. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

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
A material weakness in internal control over financial reporting has in the past and could in the future lead to deficiencies in the preparation of financial statements. Deficiencies in the preparation of financial statements, could lead to litigation claims against us. Even if resolved in our favor, the defense of any such claims can be expensive and time-consuming and could divert resources and management’s attention from our core business, and we may further be required to pay damages if any such claims or proceedings are not resolved in our favor. Such events could also affect our ability to raise capital to fund future business initiatives.

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

Item 6. Exhibits.
(a)Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39083	3.1	10/16/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39083	3.1	03/08/2023

10.1	First Amendment to the License Agreement between the Company and Amunix Pharmaceuticals, Inc., dated as of April 14, 2025					X

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

VIR BIOTECHNOLOGY, INC.

Date: November 5, 2025	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Jason O’Byrne
Jason O’Byrne, MBA Executive Vice President and Chief Financial Officer (Principal Financial Officer)