Form 10-Q
period 2026-03-31
Vir Biotechnology, Inc.
filed 2026-05-07
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2026, the registrant had 168,651,974 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,161	$232,185
Short-term investments	196,277	228,753
Restricted cash and cash equivalents, current	1,925	1,922
Equity investments	5,861	6,077
Prepaid expenses and other current assets	44,761	45,143
Total current assets	522,985	514,080
Intangible assets, net	7,777	7,850
Goodwill	16,937	16,937
Property and equipment, net	53,158	55,620
Operating right-of-use assets	60,760	62,099
Restricted cash and cash equivalents, noncurrent	6,956	6,963
Long-term investments	332,970	314,575
Other assets	24,042	24,699
TOTAL ASSETS	$1,025,585	$1,002,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,445	$9,803
Accrued and other liabilities	68,113	83,012
Total current liabilities	73,558	92,815
Operating lease liabilities, noncurrent	86,635	89,054
Contingent consideration obligation, noncurrent	33,210	34,100
Other long-term liabilities	19,417	21,578
TOTAL LIABILITIES	212,820	237,547
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 161,234,058 and 139,474,954 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	14
Additional paid-in capital	2,139,698	1,965,090
Accumulated other comprehensive loss	(3,483)	(2,057)
Accumulated deficit	(1,323,466)	(1,197,771)
TOTAL STOCKHOLDERS’ EQUITY	812,765	765,276
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,025,585	$1,002,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
License and collaboration revenue	$(41)	$(70)
Grant revenue	12	1,238
Other revenue	—	1,864
Total revenues	(29)	3,032
Operating expenses:
Research and development	108,922	118,645
Selling, general and administrative	23,339	23,944
Restructuring, long-lived assets impairment and related charges, net	—	(10)
Total operating expenses	132,261	142,579
Loss from operations	(132,290)	(139,547)
Other income:
Change in fair value of equity investments	(170)	6,382
Interest income	7,189	12,288
Other expense, net	(254)	(72)
Total other income	6,765	18,598
Loss before provision for income taxes	(125,525)	(120,949)
Provision for income taxes	(170)	(16)
Net loss	$(125,695)	$(120,965)
Net loss per share, basic and diluted	$(0.85)	$(0.88)
Weighted-average shares outstanding, basic and diluted	147,356,811	137,468,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(125,695)	$(120,965)
Other comprehensive loss:
Unrealized loss on investments	(1,462)	(303)
Pension actuarial gain	36	45
Total other comprehensive loss	(1,426)	(258)
Comprehensive loss	$(127,121)	$(121,223)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	139,474,954	$14	$1,965,090	$(2,057)	$(1,197,771)	$765,276
Issuance of common stock in connection with a follow-on public offering, net of issuance cost of $10,150	20,294,117	2	162,347	—	—	162,349
Vesting of restricted common stock	1,388,052	—	—	—	—	—
Exercise of stock options	76,935	—	174	—	—	174
Stock-based compensation	—	—	12,087	—	—	12,087
Other comprehensive loss	—	—	—	(1,426)	—	(1,426)
Net loss	—	—	—	—	(125,695)	(125,695)
Balance at March 31, 2026	161,234,058	$16	$2,139,698	$(3,483)	$(1,323,466)	$812,765

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	136,959,446	$14	$1,911,872	$(1,717)	$(759,784)	$1,150,385
Vesting of restricted common stock	1,011,628	—	—	—	—	—
Exercise of stock options	92,624	—	598	—	—	598
Stock-based compensation	—	—	14,059	—	—	14,059
Other comprehensive loss	—	—	—	(258)	—	(258)
Net loss	—	—	—	—	(120,965)	(120,965)
Balance at March 31, 2025	138,063,698	$14	$1,926,529	$(1,975)	$(880,749)	$1,043,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,695)	$(120,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,811	2,867
Amortization of premiums on investments, net	394	4,089
Noncash lease expense	1,338	1,121
Change in fair value of equity investments	170	(6,382)
Change in estimated fair value of contingent consideration	(890)	1,030
Stock-based compensation	12,087	14,059
Other non-cash items, net	82	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	382	5,058
Other assets	657	6,200
Accounts payable	(4,226)	(1,415)
Accrued liabilities and other long-term liabilities	(17,223)	18,012
Operating lease liabilities	(2,273)	(1,796)
Net cash used in operating activities	(132,386)	(78,116)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	281
Purchases of long-lived assets	(390)	(1,629)
Purchases of investments	(158,374)	(173,694)
Maturities and sales of investments	170,599	301,860
Net cash provided by investing activities	11,835	126,818
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	174	598
Issuance of common stock in connection with a follow-on public offering, net of issuance cost	162,349	—
Net cash provided by financing activities	162,523	598
Net increase in cash, cash equivalents and restricted cash and cash equivalents	41,972	49,300
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	241,070	318,695
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$283,042	$367,995
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$274,161	$273,571
Restricted cash and cash equivalents, current	1,925	88,151
Restricted cash and cash equivalents, noncurrent	6,956	6,273
Total cash, cash equivalents and restricted cash and cash equivalents	$283,042	$367,995
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
Liquidity and Capital Resources
In November 2023, the Company filed an automatic shelf registration statement on Form S-3 and a related prospectus (the “2023 Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (SEC) for the issuance of debt securities, common stock, preferred stock and warrants from time to time in one or more offerings.
In November 2023, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the 2023 Shelf Registration Statement. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of March 31, 2026, no shares have been sold under the Sales Agreement. The Sales Agreement will expire in November 2026.
In February 2026, the Company completed a follow-on public offering (2026 Public Offering) pursuant to the 2023 Shelf Registration Statement and issued 20,294,117 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 2,647,058 shares of common stock) at a price to the public of $8.50 per share. Net proceeds from the 2026 Public Offering were approximately $162.3 million, after deducting underwriting discounts and commissions, and other offering expenses of approximately $10.2 million.
As of March 31, 2026, the Company had $809.3 million in cash, cash equivalents, and investments, which the Company believes would be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company also had $8.9 million in restricted cash and cash equivalents as of March 31, 2026.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. All intercompany balances and transactions have been eliminated upon consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.
Certain information and footnote disclosures typically included in the Company’s annual consolidated financial statements have been condensed or omitted. As such, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which addresses suggestions received from stakeholders on the Accounting Standards Codification ("the Codification") and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (i) clarify, (ii) correct errors, or (iii) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Certain reclassifications have been made to prior period amounts on the Company’s condensed consolidated statements of cash flows to conform to the current period presentation and enhance comparability. As a result, certain amounts related to deferred revenue, previously reflected in changes in operating assets and liabilities – deferred revenue, were reclassified to changes in operating assets and liabilities – accrued liabilities and other long-term liabilities.
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
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$190,227	$—	$—	$190,227
U.S. government treasuries	Level 2	282,459	55	(369)	282,145
U.S. government agency bonds and discount notes	Level 2	50,274	—	(105)	50,169
Asset-backed securities	Level 2	76,530	125	(26)	76,629
Corporate bonds	Level 2	177,089	145	(185)	177,049
Equity securities	Level 1	N/A	N/A	N/A	5,861
Total financial assets		$776,579	$325	$(685)	$782,080
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(7,919)
Plus: Cash deposits					35,108
Total cash, cash equivalents and investments					$809,269

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$86,607	$—	$—	$86,607
U.S. government treasuries	Level 2	310,148	341	(3)	310,486
U.S. government agency bonds and discount notes	Level 2	45,773	6	(16)	45,763
Asset-back securities	Level 2	84,676	277	—	84,953
Corporate bonds	Level 2	156,160	499	(1)	156,658
Equity securities	Level 1	N/A	N/A	N/A	6,077
Total financial assets		$683,364	$1,123	$(20)	$690,544
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(7,916)
Plus: Cash deposits					98,962
Total cash, cash equivalents and investments					$781,590
Accrued interest receivables excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivables amounted to $3.3 million and $3.6 million as of March 31, 2026 and December 31, 2025, respectively. The Company did not write off any accrued interest receivables during the three months ended March 31, 2026 and 2025.
The Company recognized total net unrealized losses of $0.4 million and total net unrealized gains of $1.1 million in accumulated other comprehensive loss as of March 31, 2026 and December 31, 2025, respectively. The gross unrealized losses as of March 31, 2026 were due to changes in interest rates and temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of March 31, 2026, no securities have contractual maturities (or weighted average life for asset-backed securities) of longer than two years.
As of March 31, 2026, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (Brii Bio Parent). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities measured at fair value at each reporting date. As of March 31, 2026, the Company remeasured the equity investment at a fair value of $5.9 million. The Company recognized an unrealized loss of $0.2 million and an unrealized gain of $6.4 million for the three months ended March 31, 2026 and 2025, respectively, as part of other income in the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2026 and 2025, the unrealized gains or losses related to foreign currency remeasurement were not material.
Contingent Consideration
Contingent consideration primarily includes potential milestone payments in connection with the acquisition of Humabs BioMed SA (Humabs) in 2017. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of March 31, 2026 and December 31, 2025. The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved.
As of March 31, 2026, the Company calculated the estimated fair value of the remaining regulatory milestone related to tobevibart using the following significant unobservable inputs:

Unobservable input	Value
Discount rate	13.6%
Probability of achievement	85.5%

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of March 31, 2026, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	65.0%
Discount rate	11.0%
Probability of achievement	85.5%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of March 31, 2026 and December 31, 2025, the estimated fair value of the contingent consideration related to the Humabs acquisition was $33.2 million and $34.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations. The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions, which give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration Obligation
Balance at December 31, 2025	$34,100
Changes in fair value	(890)
Balance at March 31, 2026	$33,210
4. Grant Agreements
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
The fair market value of the common stock issued to the Gates Foundation was $28.5 million, based on the closing stock price of $37.65 per share on the closing date and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $11.3 million premium received by the Company. The Company accounted for the common stock issued to the Gates Foundation based on its fair market value on the closing date. The stock purchase premium is recognized over time as required research and development activities are performed to advance the Company’s vaccinal antibody program. As of March 31, 2026, the Company had unrecognized premium balance of $9.0 million, including $4.0 million as part of accrued and other liabilities and $5.0 million as part of other long-term liabilities.
During 2025, all of the grant agreements expired except for the HIV vaccine program. Upon the expiration of the vaccinal antibody program grant the Company returned $9.5 million of unused grant funds to the Gates Foundation. The term of the HIV vaccine program grant agreement will expire mid- 2027, unless earlier terminated by the Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Gates Foundation reasonably believes may threaten the success of the project.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Grant payments received in advance that are related to future research activities are deferred and recognized as revenue as the required research and development activities are performed. The grant revenue for the three months ended March 31, 2026 was not material. The grant revenue for three months ended March 31, 2025 was $1.2 million. As of March 31, 2026 and December 31, 2025, the Company had $1.8 million within accrued and other liabilities, related to funds to be refunded to the Gates Foundation. The funds related to the $1.8 million liability as of March 31, 2026 is classified within restricted cash and cash equivalents, current.
5. Collaboration and License Agreements
License Agreement with Norgine Pharma UK Limited
On December 15, 2025, the Company and Norgine Pharma UK Limited (together with its affiliates in the Norgine group of companies, Norgine) entered into a License Agreement (the Norgine Agreement) under which the Company granted Norgine an exclusive license with respect to commercial rights and certain development rights to the combination of tobevibart, an investigational monoclonal antibody, and elebsiran, an investigational small interfering ribonucleic acid (Licensed Product), for the treatment of people living with chronic hepatitis delta (CHD) in Europe, Australia, and New Zealand (collectively, the Norgine Territory), while Vir Bio will retain commercial rights for the Licensed Product in the United States and all other international markets outside of the People’s Republic of China and Taiwan. The Company and Norgine will collaborate on the development and commercialization of Licensed Product in Norgine Territory under the oversight of various joint committees, with the Company primarily responsible for development activities for the ongoing trials in Vir Bio’s ECLIPSE registrational program (ECLIPSE 1, 2 and 3) and Norgine primarily responsible for regulatory, medical affairs and commercialization activities. Vir Bio will also provide future commercial supply to Norgine. In exchange, Vir Bio received an initial reimbursement of historical development costs from Norgine in the amount of €55 million or $64.3 million in December 2025 and is eligible to receive up to an additional €495 million in clinical, regulatory and sales milestones, along with tiered, mid-teen to high-twenties percent royalties on net sales in the Norgine Territory. In addition, clinical development costs for the ongoing ECLIPSE registrational program are shared, with Norgine contributing approximately 25% of external costs starting from January 1, 2026.
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
With respect to the delivery of Norgine License, the transaction price included the initial payment of €55 million, clinical, regulatory and sales milestones of up to €495 million and sales royalties. The clinical and regulatory milestones are variable considerations and are fully constrained at contract inception. Sales milestones and royalties are variable considerations and will be recognized when future sales occur. The Company will reassess revenue constraints each period. The performance obligation to deliver Norgine License was satisfied upon transfer of the license to Norgine in December 2025. With respect to the promise to conduct development activities and related cost share, the Company will account for the costs shared with Norgine as a reduction of research and development expenses in the period when those costs are shared under the Norgine Agreement.
During the three months ended March 31, 2026, the Company recorded $4.3 million cost reimbursement as a reduction of research and development expenses. As of March 31, 2026, the Company recorded $4.3 million of collaboration receivables, which are classified within prepaid expenses and other current assets.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
License Agreement with Sanofi
On September 9, 2024 , the Company closed the license agreement with Amunix Pharmaceuticals, Inc., a Sanofi company, previously announced on August 1, 2024 (Sanofi Agreement). The Sanofi Agreement provides the Company with an exclusive worldwide license to use of the proprietary PRO-XTEN® universal masking technology for oncology and infectious disease, excluding the ophthalmological field, and to three early-stage clinical dual-masked TCEs that all leverage the PRO-XTEN® universal masking platform within a range of oncology indications.
Under the Sanofi Agreement the Company made an upfront payment to Sanofi in the amount of $100.0 million and placed into escrow a $75.0 million milestone payment due to former shareholders of Amunix Pharmaceuticals, Inc., which is subject to VIR-5525 achieving “first in human dosing” by 2026. In July 2025, the first patient was dosed in phase 1 study evaluating VIR-5525, and the Company paid the $75.0 million during the third quarter of 2025.
Sanofi will also be eligible to receive up to an additional $323.0 million in future development and regulatory milestone payments, up to an additional $1.49 billion in commercial net sales-based milestone payments, and low single-digit to low double-digit tiered royalties on worldwide net sales. In addition, if, within a two-year period from the execution of the Sanofi Agreement, the Company executes a transaction that gives rise to Vir Bio receiving certain sublicense income related to the licenses obtained from the Sanofi Agreement, Sanofi may be eligible to receive 20% of such income that exceeds amounts already owed to them.
Alnylam Pharmaceuticals, Inc.
In October 2017, the Company and Alnylam Pharmaceuticals, Inc. (Alnylam) entered into a collaboration and license agreement (the Alnylam Agreement). Under the Alnylam Agreement, the Company obtained a worldwide, exclusive license to develop, manufacture and commercialize small interfering RNA (siRNA) product candidates directed to HBV, including elebsiran, for all uses and purposes including the treatment of hepatitis B virus (HBV) and hepatitis delta virus (HDV). Under the Alnylam Agreement, the Company also held options to obtain similar licenses to siRNA product candidates for up to four other infectious disease targets selected by Vir Bio, but following an amendment and restatement of the Alnylam Agreement in March 2025 (the Restated Alnylam Agreement), those options (and all rights and obligations related to those infectious disease targets) were terminated. At the same time Alnylam elected to not opt-in to the profit-sharing arrangement with respect to any licensed siRNA product candidates, including elebsiran, directed to HBV or HDV. The Company remains solely responsible, at its expense, for conducting all development, manufacture and commercialization activities for elebsiran in HBV and HDV indications, and the Company is required to use commercially reasonable efforts to develop and commercialize elebsiran for the treatment of HBV or HDV in the United States and specified major markets.
In connection with the Restated Alnylam Agreement and Alnylam’s election to not opt-in to the profit-sharing arrangement, the Company paid Alnylam $30.0 million, which was recorded as part of research and development expenses in the Company’s unaudited condensed statement of operations for the three months ended March 31, 2025. After this payment, the remaining amount of the development and regulatory milestones is up to $145.0 million for elebsiran. Any development and regulatory milestones for elebsiran will be payable to Alnylam only once, irrespective of dosage, formulation forms, route of administration or indication. Following commercialization, the Company will be required to pay to Alnylam up to $250.0 million in the aggregate for the first achievement of specified levels of net sales by elebsiran products directed to HBV, whether for the treatment of HBV or HDV. The Company will also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of siRNA products directed to HBV, such as elebsiran, whether for the treatment of HBV or HDV, subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country. Alnylam is entitled to receive a portion of any consideration the Company receives as a result of granting a sublicense under the licenses granted to Vir Bio by Alnylam under the Alnylam Agreement.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands). Depreciation expenses were $2.7 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively.

	Useful life (in years)	March 31, 2026	December 31, 2025
Leasehold improvements	8 - 12	$56,258	$56,180
Laboratory equipment	5	41,216	40,961
Furniture and fixtures	5	2,890	2,836
Computer equipment	3	2,692	2,689
Construction in progress	N/A	—	114
Property and equipment, gross		103,056	102,780
Less: accumulated depreciation		(49,898)	(47,160)
Total property and equipment, net		$53,158	$55,620
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Research and development expenses	$37,796	$35,299
Payroll and related expenses	9,043	28,724
Excess funds payable under grant agreements	1,828	1,825
Operating lease liabilities, current	8,944	8,798
Other professional and consulting expenses	3,388	3,327
Other accrued expenses	7,114	5,039
Total accrued and other liabilities	$68,113	$83,012
7. Commitments and Contingencies
Manufacturing and Supply Agreements
The Company has entered into various scopes of work with third-party CDMOs to support the advancement of its pipeline programs. As of March 31, 2026 , the Company had unaccrued unpaid commitments of approximately $18.0 million under manufacturing agreements related to tobevibart and elebsiran and unaccrued unpaid commitments of approximately $15.5 million under manufacturing agreements related to its TCE programs.
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
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term of options (in years)	6.1	6.1
Expected stock price volatility	93.3%	89.5% - 89.9%
Risk-free interest rate	3.8%-3.9%	4.1% - 4.5%
Expected dividend yield	—	—
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
Expected Volatility — Prior to 2026, the expected volatility was determined by using a blended approach of the Company and its industry peers’ historical volatilities. Starting from 2026, the expected volatility is determined by using historical volatilities based on the Company’s stock prices over a look-back period corresponding to the expected term.
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
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$6,022	$7,005
Selling, general and administrative	6,065	7,054
Total stock-based compensation	$12,087	$14,059
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a calculation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(125,695)	$(120,965)
Weighted-average shares outstanding, basic and diluted	147,356,811	137,468,900
Net loss per share, basic and diluted	$(0.85)	$(0.88)
Securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because to do so would have been antidilutive for the periods presented were as follows:

	Three Months Ended March 31,
	2026	2025
Options issued and outstanding	11,145,262	11,080,159
Restricted shares subject to future vesting	7,660,957	6,888,462
Total	18,806,219	17,968,621
10. Income Taxes
The table below presents our loss before provision for income taxes, provision for income taxes and effective tax rate for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Loss before provision for income taxes	$(125,525)	$(120,949)
Provision for income taxes	$(170)	$(16)
Effective tax rate	(0.1%)	—%
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
Unrecognized tax benefits were $17.9 million and $17.3 million as of March 31, 2026 and December 31, 2025, respectively, and if recognized, would favorably affect the effective tax rate in future periods.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The segment revenue, segment profit or loss, and significant segment expenses regularly provided to CODM are summarized as follows (in thousands).

	Three Months Ended March 31,
	2026	2025
Segment revenue	$(29)	$3,032
Less: Segment expenses (1)
Research and development
Contract manufacturing	36,007	9,336
Personnel (2)	31,528	33,718
Clinical costs	26,134	20,606
Licenses, collaborations and contingent consideration, net	(2,809)	36,591
Other R&D (3)	18,062	18,394
Selling, general and administrative (2)	23,339	23,944
Restructuring, long-lived assets impairment and related charges, net	—	(10)
Plus: Other segment items (4)	6,595	18,582
Segment and consolidated net loss	$(125,695)	$(120,965)
(1) Refer to Note 6 Balance Sheet Components for depreciation and amortization expenses included in segment expenses.
(2) Refer to Note 8 Stock-Based Awards for stock-based compensation expenses included in segment expenses.
(3) Other research and development expenses primarily includes non-personnel research expenses, allocated facility and IT expenses, and depreciation expenses.
(4) Other segment items include change in fair value of equity investments, interest income, other expense, net, and provision for income taxes, all of which were presented on the condensed consolidated statements of operations.
The following table summarizes segment revenues by geographic area (in thousands). The revenues attributed to the U.S. primarily include the Company's grant revenue. The revenues attributed to foreign regions primarily include license and collaboration revenues recognized under the Company’s collaboration agreements with GSK, and other revenue generated from the sale of clinical supply to Brii Bio Parent.

	Three Months Ended March 31,
Segment revenues attributed to:	2026	2025
U.S.	$12	$1,238
Foreign
GSK	(41)	(70)
Other	—	1,864
Total segment and consolidated revenue	$(29)	$3,032
The Company’s long-lived assets are primarily located in the U.S.
12. Subsequent Event
License Agreement with Astellas US LLC
On April 15, 2026, the Company closed the previously announced Collaboration and License Agreement with Astellas US LLC, together with its subsidiaries and affiliates, including its indirect parent, Astellas Pharma Inc. (the Astellas Agreement). Under the Astellas Agreement the parties entered into a global strategic collaboration to co-develop and co-commercialize VIR-5500, an investigational PRO-XTEN® dual-masked CD3 TCE targeting PSMA (Prostate-Specific Membrane Antigen) for the treatment of prostate cancer that is currently in Phase 1 development, through a sharing of expenses and revenues. Pursuant to the Astellas Agreement, the Company granted Astellas, subject to certain intellectual property rights of Sanofi, an exclusive, worldwide license to develop, manufacture, commercialize and otherwise exploit VIR-5500 and certain related derivative compounds for therapeutic, prophylactic, palliative and diagnostic uses.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company received a $75 million equity investment payment pursuant to a separate Stock Purchase Agreement (the Astellas SPA, described further below) at closing, and the Company will receive a $240 million upfront payment within 30 days of closing. A $20 million milestone payment is due upon completion of manufacturing technology transfer, anticipated in the second quarter or third quarter of 2027. The Company will be eligible to receive up to an additional $1.37 billion in future development, regulatory and ex-U.S. sales milestones, along with tiered, double-digit royalties on ex-U.S. net sales. If the Company elects to opt out of development cost sharing responsibilities and U.S. profit sharing, it would be eligible to receive up to $1.37 billion (or $1.60 billion if the Company has met a pre-defined limited funding threshold at the time of the opt-out) in future development, regulatory and global sales milestones, along with tiered, double-digit royalties on global net sales. Further, certain opt-out milestones, if met, will include reimbursement of a portion of the Company’s previously expensed development and commercialization spend.
Under the terms of the Sanofi Agreement, the Company will share with Sanofi 20% of certain future collaboration proceeds, including the upfront payment and the portion of milestones, profit-share and royalties that exceed amounts already owed to Sanofi.
Concurrently with the closing of the Astellas Agreement, the Company also closed the Astellas SPA, pursuant to which Astellas purchased 7,239,382 shares of the Company’s common stock at $10.36 per share for an aggregate purchase price of approximately $75 million. The Astellas SPA includes standstill, voting and lockup provisions, with customary exceptions, that expire one year after the date of the closing of the Astellas SPA. One year after the closing of the Astellas SPA, Astellas will have, under certain circumstances, a customary right to require the Company to register the resale of the shares purchased pursuant to the Astellas SPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company”, “Vir Bio,” “we,” “us” and “our” refer to Vir Biotechnology, Inc. and its consolidated subsidiaries.
Overview
We are a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. At Vir Bio, we have a bold vision – powering the immune system to transform lives. Our clinical-stage portfolio includes programs for chronic hepatitis delta (CHD) and multiple dual-masked T-cell engagers (TCEs) across validated targets in solid tumor indications. We also have a preclinical portfolio of programs across a range of infectious diseases and oncologic malignancies.
In HDV, our ECLIPSE registrational program is fully underway with all three trials initiated. Should the ECLIPSE program yield positive results that support regulatory approval and subsequent commercial launch, we believe the combination of tobevibart and elebsiran has the potential to be a new standard of care for hepatitis delta patients, for whom approved treatment options are either limited or unavailable. In oncology, we are advancing phase 1 clinical studies for our dual-masked TCEs: VIR-5500 in patients with PSMA-expressing metastatic castration-resistant prostate cancer (mCRPC), VIR-5818 in patients with HER2-expressing tumors, and VIR-5525 in patients with EGFR-expressing tumors. In addition, we are developing therapeutic candidates in HIV cure and other solid tumors, leveraging our expertise and platform strengths, and we have made available for external partnerships our next-generation preclinical influenza A and B antibodies and antibody-drug conjugates (ADCs) along with our next-generation COVID monoclonal antibodies (mAbs).
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
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Annual Report on Form 10-K for the period ended December 31, 2025. For additional developments or for a more comprehensive discussion of certain developments below, see our Annual Report on Form 10-K for the year ended December 31, 2025.
CHD
•We will present additional data from the Phase 2 SOLSTICE trial evaluating the combination of tobevibart and elebsiran for CHD at the European Association for the Study of the Liver (EASL) Congress taking place May 27-30, 2026.
•In January 2026, we reported Phase 2 SOLSTICE data showing that the monthly combination of tobevibart and elebsiran was highly efficacious and well-tolerated. Undetectable hepatitis delta virus RNA (HDV RNA Target Not Detected, TND) was achieved and maintained by 77% (24/31) of participants receiving the combination regimen at Week 72. This rate increased to 88% (21/24) in the subset of participants evaluated through Week 96.
•Topline data from the Phase 3 ECLIPSE 1 trial are expected in the fourth quarter of 2026. Topline data from the ECLIPSE 2 and ECLIPSE 3 trials are expected in the first quarter of 2027.
Solid Tumors
VIR-5500
•On April 15, 2026, we closed our global strategic collaboration with Astellas US LLC (together with its subsidiaries and affiliates (including its indirect parent, Astellas Pharma Inc.), Astellas) to advance PSMA-targeted PRO-XTEN® dual-masked TCE VIR-5500 for the treatment of prostate cancer.

•The first patient was dosed in the Phase 1 dose-expansion cohorts evaluating the safety, pharmacokinetics and preliminary efficacy of VIR-5500 in prostate cancer. The first expansion cohort will evaluate VIR-5500 monotherapy in Q3W 800/2000/3500 µg/kg step-up dosing in late-line mCRPC. We anticipate initiating pivotal Phase 3 trials in 2027.
•Positive updated Phase 1 data for VIR-5500 monotherapy showed dose-dependent anti-tumor activity and a well-tolerated safety profile in patients with mCRPC. The data were presented in an oral presentation at the 2026 American Society of Clinical Oncology (ASCO) Genitourinary Cancers Symposium.
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
Corporate Update
•In February 2026, we completed a follow-on public offering of common stock with gross proceeds of $172.5 million, before deducting underwriting discounts and commissions and offering expenses.
•On April 7, 2026, Mark Eisner, MD, MPH, Executive Vice President and Chief Medical Officer of Vir Biotechnology, Inc. (the Company), informed us that he will be stepping down from his role, effective April 24, 2026. The Company has initiated a search for his successor.
Our Collaboration, License and Grant Agreements
We have entered into collaboration, license and grant arrangements with various third parties. For details regarding these and other agreements, see Note 4—Grant Agreements and Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 6—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Components of Operating Results
Revenues
We do not expect to generate any significant revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever.
Our revenues consist of the following:
License and collaboration revenue includes revenues generated from license rights issued to Norgine and GSK, including our profit-share from the sales of sotrovimab pursuant to the 2020 GSK Agreement.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenues:
License and collaboration revenue	$(41)	$(70)	$29
Grant revenue	12	1,238	(1,226)
Other revenue	—	1,864	(1,864)
Total revenues	(29)	3,032	(3,061)
Operating expenses:
Research and development	108,922	118,645	(9,723)
Selling, general and administrative	23,339	23,944	(605)
Restructuring, long-lived assets impairment and related charges, net	—	(10)	10
Total operating expenses	132,261	142,579	(10,318)
Loss from operations	(132,290)	(139,547)	7,257
Other income:
Change in fair value of equity investments	(170)	6,382	(6,552)
Interest income	7,189	12,288	(5,099)
Other expense, net	(254)	(72)	(182)
Total other income	6,765	18,598	(11,833)
Loss before provision for income taxes	(125,525)	(120,949)	(4,576)
Provision for income taxes	(170)	(16)	(154)
Net loss	$(125,695)	$(120,965)	$(4,730)
Revenues
The change in license and collaboration revenue for the three months ended March 31, 2026 compared to the same period in 2025 was nominal.
The decrease in grant revenue for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to lower revenue recognized in accordance with our agreement with the Gates Foundation. Certain grant agreements with the Gates Foundation expired in 2025.
The decrease in other revenue for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to lower revenue recognized in connection with the sale of clinical supply to Brii Biosciences Limited (Brii Bio Parent).
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Contract manufacturing	$36,007	$9,336	$26,671
Personnel	31,528	33,718	(2,190)
Clinical costs	26,134	20,606	5,528
Licenses, collaborations and contingent consideration, net	(2,809)	36,591	(39,400)
Other	18,062	18,394	(332)
Total research and development expenses	$108,922	$118,645	$(9,723)

The decrease in research and development expenses for the three months ended March 31, 2026 compared to the same periods in 2025 was primarily due to:
•lower license, collaborations and contingent consideration expenses primarily due to a $30.0 million expense in the first quarter of 2025 in connection with signing the amended and restated collaboration and license agreement with Alnylam Pharmaceuticals, Inc. (Alnylam, and the agreement, the Restated Alnylam Agreement) and milestone payments due upon the enrollment of the first patient in phase 3 ECLIPSE registrational program for CHD and, to a lesser extent, due to R&D costs reimbursement in the first quarter of 2026 under our license agreement with Norgine;
•lower personnel expenses associated with headcount reductions;
partially offset by:
•higher contract manufacturing associated with process performance qualification batches (PPQs) related to the advancement of our CHD program;
•higher clinical costs due to the advancement of our CHD and oncology programs.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses for the three months ended March 31, 2026 compared to the same period in 2025 was nominal.
Restructuring, long-lived assets impairment and related charges
The change in restructuring, long-lived assets impairment and related charges for the three months ended March 31, 2026 compared to the same period in 2025 was nominal.
Change in Fair Value of Equity Investments
Our equity investment consisted solely of shares of Brii Bio Parent, which is a marketable equity investment and remeasured to fair value at each reporting date. For the three months ended March 31, 2026, we recognized an unrealized loss of $0.2 million due to the change in fair value, compared to an unrealized gain of $6.4 million for the same period in 2025.
Interest Income
The decrease in interest income for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to lower balances of cash, cash equivalents, and investments and lower interest rates.
Other Expense, Net
The change in other expense, net for the three months ended March 31, 2026 compared to the same periods in 2025 was nominal.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2026 compared to the same period in 2025 was nominal.
Liquidity, Capital Resources and Capital Requirements Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of March 31, 2026, we had $809.3 million in cash, cash equivalents, and investments and $8.9 million in restricted cash and cash equivalents. As of March 31, 2026, our accumulated deficit was $1.3 billion.
In November 2023, we filed an automatic shelf registration statement on Form S-3 and a related prospectus (the “2023 Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (SEC) for the issuance of debt securities, common stock, preferred stock and warrants from time to time in one or more offerings.

In November 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the 2023 Shelf Registration Statement. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of March 31, 2026, no shares have been issued under the Sales Agreement. The Sales Agreement will expire in November 2026.
In February 2026, we completed a follow-on public offering (2026 Public Offering) pursuant to the 2023 Shelf Registration Statement and issued 20,294,117 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 2,647,058 shares of common stock) at a price to the public of $8.50 per share. Net proceeds from the 2026 Public Offering were approximately $162.3 million, after deducting underwriting discounts and commissions, and other offering expenses of approximately $10.2 million.
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
We do not expect to generate significant revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2026 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
Our primary operating lease arrangements are for office and laboratory spaces located in California and Switzerland with contractual lease periods expiring between 2033 and 2035. As of March 31, 2026, we expect to make total lease payments of approximately $117.8 million through 2035.

To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 6—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. For information related to our future commitments under our facilities and manufacturing agreements. see Note 7—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 10—Commitments and Contingencies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(132,386)	$(78,116)
Investing activities	11,835	126,818
Financing activities	162,523	598
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$41,972	$49,300
Operating Activities
Cash used in operating activities is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the three months ended March 31, 2026 increased compared to the same period in 2025 primarily due to increase in contract manufacturing and clinical costs related to the advancement of our CHD and oncology programs and the payment timing of the $30.0 million expense in the first quarter of 2025 in connection with signing the Restated Alnylam Agreement and milestone payments due upon the enrollment of the first patient in phase 3 ECLIPSE registrational program for CHD, which was paid in April 2025.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2026 decreased compared to the same period in 2025 primarily due to lower cash provided by maturities and sales of investment, net of investment purchases. Cash provided by investing activities during three months ended March 31, 2026 was primarily related to $170.6 million in proceeds received from investments that matured or were sold, partially offset by purchases of investments of $158.4 million. Cash provided by investing activities during three months ended March 31, 2025 was primarily due to $301.9 million in proceeds received from investments that matured or were sold, partially offset by purchases of investments of $173.7 million.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2026 increased compared to the same period in 2025 primarily due to the issuance of our common stock in connection with our follow-on public offering of $162.3 million.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited condensed consolidated financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more details on our critical accounting policies, refer to Note 2—Summary of Significant Accounting Policies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
There have been no significant changes in our critical accounting policies during the three months ended March 31, 2026, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $283.0 million as of March 31, 2026, which primarily consisted of deposits in checking and sweep accounts at financial institutions and money market funds. Excluding equity investment, we also had short-term and long-term investments of $529.2 million as of March 31, 2026. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and consist of U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2026.
Foreign Currency
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are remeasured into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are remeasured to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to Euro, Swiss Franc and Australian dollar. Transaction gains and losses are included in other expense, net on the unaudited condensed consolidated statements of operations. We estimated that a 10% increase or decrease in current exchange rates were not material for the three months ended March 31, 2026 and 2025.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $5.9 million as of March 31, 2026. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of March 31, 2026 by approximately $0.6 million.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Although the combination of tobevibart and elebsiran has received Fast Track and Breakthrough Therapy designation from the U.S. Food and Drug Administration (FDA), as well as PRIME designation from the EMA and European orphan drug designation, in each case for the treatment of CHD, there can be no assurance that any of our product candidates that receive such designations in the United States or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
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
•If our information systems, or those maintained by third parties on our behalf, fail, are compromised or experience security breaches, we could experience, among other things, significant disruptions to our product development programs, inability to operate our business effectively, unauthorized access to or disclosure of the personal information we process, and other adverse effects on our business, financial condition, results of operations and prospects.
•The market price of our common stock has been, and in the future, may be, volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Risks Related to Our Financial Position and Capital Needs
We have incurred net losses and anticipate that we will continue to incur net losses in the foreseeable future.
Although we recorded net income for the years ended December 31, 2022, and 2021, we have otherwise incurred net losses since inception in April 2016. We had net loss of $125.7 million and $121.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.3 billion.
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
As of March 31, 2026, we had cash, cash equivalents and investments of $809.3 million. Based upon our current operating plans, we believe that this amount will fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. In addition, because the design and outcome of our clinical studies are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates, if approved, or any future product candidates that we develop. The dynamic and rapidly evolving nature of our business also makes it difficult to estimate with certainty our future revenue and expenses after any such successful development and commercialization.
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
For example, on February 19, 2026, we and Astellas entered into a Collaboration and License Agreement (the Astellas Agreement). On April 15, 2026, this global strategic collaboration to co-develop and co-commercialize VIR-5500 for the treatment of prostate cancer became effective, and we will receive a $240 million upfront cash payment pursuant to the Astellas Agreement. On the same date, we sold 7,239,382 shares of our common stock to Astellas for an aggregate purchase price of approximately $75 million pursuant to a separate Stock Purchase Agreement related to the Astellas Agreement.
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
Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects. In addition, the FDA or comparable foreign regulatory authorities may change their policies or internal operating priorities (including with respect to staffing and other resource allocations), adopt additional regulations or revise existing regulations, experience disruptions or take other actions, which may prevent or delay approval of our future product candidates under development on a timely basis. Such policy, operational or regulatory changes could impose additional requirements upon us that could delay our ability to obtain applicable regulatory approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.
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
In our early-stage oncology programs, we are evaluating each of VIR-5818 and VIR-5525 in combination with pembrolizumab in Phase 1 basket studies across multiple tumor types, including metastatic breast cancer and metastatic colorectal cancer (CRC) for VIR-5818 and non-small cell lung cancer (NSCLC), CRC, head and neck squamous cell carcinoma (HNSCC) and cutaneous squamous cell carcinoma (cSCC) for VIR-5525. We are also evaluating VIR-5500 in combination with enzalutamide in mCRPC and with darolutamide in mHSPC in a Phase 1 study with plans to initiate the combination dose-expansion cohorts in both early-line mCRPC and mHSPC in the coming months. The inclusion of critically ill patients in our oncology clinical studies may result in serious adverse medical events, including death, due to other therapies or medications that such patients may be using or in combination with our product candidates. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. This could result in our own products being removed from the market or being less successful commercially.
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
In June 2024 and December 2024, we announced that the FDA granted Fast Track designation and Breakthrough Therapy designation, respectively, for the combination of tobevibart and elebsiran for the treatment of CHD. In addition, the combination received PRIME designation from the EMA and European orphan drug designation in December 2024 for the same indication. We can provide no assurances that the combination of tobevibart and elebsiran or any of our other product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S., EU or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA, EMA or other foreign regulatory authorities may also withdraw or revoke any such designation, or elect to treat designated candidates in a manner different from what was originally indicated, if determined that any such product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of any of these designations could materially and adversely affect our business, financial condition, cash flows and results of operations. For additional information, see the sections titled “Part I, Item 1. Business—Government Regulation and Product Approval—Expedited Development and Review Programs” and “Part I, Item 1. Business—Government Regulation and Product Approval—Foreign Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Identifying and qualifying patients to participate in our clinical studies is critical to our success. We may encounter difficulties in enrolling patients in our clinical studies, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our studies. Patient enrollment and retention in clinical studies depend on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, changing standards of care, the number and nature of competing treatments and ongoing clinical studies of competing therapies for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the trial. The enrollment and retention of patients in our clinical studies may be disrupted or delayed as a result of, for example, regulatory feedback, clinicians’ and patients’ perceptions as to the potential advantages of therapies in development in relation to other available therapies, including products that have been approved and licensed through NDAs and BLAs. In addition, enrollment and retention of patients in clinical studies could be disrupted by geopolitical events, including civil or political unrest, terrorism, insurrection or war (such as the ongoing conflicts in the Middle East and Eastern Europe), as well as man-made or natural disasters, public health pandemics or epidemics or other business interruptions.
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
•while we have assumed regulatory sponsorship for all current TCE trial programs, we may in the future, and in certain cases expect to, rely on licensors to continue serving as regulatory sponsors for clinical trial programs until a complete transition of sponsorship can be made, or alternatively transfer regulatory sponsorship from us to licensees or other collaborators, and in each case these other companies will execute all appropriate sponsorship responsibilities or delegate such responsibilities and thereby limit our ability to direct those clinical trial programs;
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
•disputes have arisen and may in the future arise between us and our strategic collaborators that result in costly litigation or arbitration that diverts resources and management’s attention from our core business;
•strategic collaborators may experience financial difficulties;
•any milestones that would trigger payments pursuant to our strategic collaborations may not occur on the anticipated timelines, or at all;
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
We integrate AI in our efforts to develop and engineer next-generation antibodies, including through the use of our proprietary dAIsY™ (data, AI structure and antibodY) platform, AI engine, and we might utilize AI in the future in connection with drug discovery activities. AI can be difficult to deploy successfully due to operational and technical issues inherent in such methods. In particular, AI algorithms’ use of machine learning and predictive analytics could lead to flawed, biased or inaccurate results, which, if detected, could lead to ineffective product or target candidates and exposure to competitive and reputational harm. In addition, any latency, disruption, or failure in our AI operations or infrastructure could result in failures, delays or errors in our discovery and development of next-generation antibodies or other investigational products. Developing, testing and deploying resource-intensive AI systems may also require additional investment and increase our costs, and there is no guarantee that our investment in such systems will lead to more effective or efficient discovery or development of antibodies or other investigational products, or lead to eventual regulatory approval or commercialization of any new products. In addition, our competitors may be able to use AI-powered technologies more effectively than we can.
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
Compared to us, our competitors may have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, and ultimately marketing and obtaining reimbursement approved products. The in-licensing or acquisition of third-party intellectual property rights is a competitive area as well, and more established companies may have greater success in pursuing strategies to in-license or acquire third-party intellectual property rights that we may consider attractive or necessary. These competitors also compete with us in acquiring third-party contract manufacturing capacity and raw materials, recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical studies, as well as acquiring technologies that are complementary to or necessary for our programs. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated amongst our competitors.
If our competitors are able to utilize new technologies more effectively to discover, develop and commercialize products that compete with any of our product candidates or potential commercial products, such technologies could adversely impact our ability to compete.
As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval or authorization of their products before we are able to, which could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may also develop therapies that demonstrate stronger safety and efficacy data, have fewer or less severe side effects, are more convenient, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing, marketing or obtaining reimbursement for their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the development and commercialization costs of such product candidates. For additional information regarding our competitors, see the section titled “Part I, Item 1. Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Our product candidates, if approved, may fail to achieve adoption by physicians, patients, third-party payors, clinical guidelines or others in the healthcare community necessary for commercial success.
Even if our product candidates receive regulatory approval, they may fail to achieve adoption by physicians, patients, third-party payors, clinical guidelines or others in the healthcare community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue, and the degree of market acceptance will depend on a number of factors, including but not limited to:
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
Even if we obtain regulatory approval in any particular jurisdiction, the applicable regulatory authorities may still impose significant restrictions on the indicated uses, marketing, manufacturing or distribution of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Additionally, the holder of an approved NDA or BLA is required to comply with FDA rules, including relating to record-keeping, reporting of adverse events and product deviations, periodic reporting, product sampling and distribution, lot release, and advertising and promotion, and is subject to FDA review and periodic inspections, in addition to other potentially applicable federal and state laws, to ensure compliance with current Good Manufacturing Practice (cGMP), current Good Pharmacovigilance Practice (cGPvP) and current Good Distribution Practice (cGDP), as well as adherence to commitments made in the NDA or BLA.
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
Failure to comply with such requirements, when and if applicable, could subject us to a number of actions by applicable regulatory authorities ranging from warning or untitled letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other federal and state government agencies, including the U.S. Department of Justice (DOJ), closely regulate and monitor the marketing and promotion of products in the United States to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Part I, Item 1. Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

In particular, obtaining marketing authorization for our product candidates in the European Union (EU) from the European Commission (EC) following the opinion of the EMA if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate receives marketing authorization, EU regulatory authorities may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical studies or reporting as conditions of approval. Approval of certain product candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United States, will be important to the commercial success of such product candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and additional costs for us and could delay or prevent the introduction of our product candidates in certain countries.
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
Risks Related to Regulatory Compliance
Any product candidates for which we intend to seek approval may face competition sooner than anticipated if biosimilar or generic products are approved in the same indications.
Even if we are successful in achieving regulatory approval to commercialize any product candidate faster than our competitors, such product candidates may face competition from biosimilar or generic products. For example, in the United States, biologic product candidates are subject to approval and licensure under the BLA pathway, and small molecules, such as our small interfering RNA (siRNA) product elebsiran, are subject to approval and licensure under the NDA pathway. The Biologics Price Competition and Innovation Act of 2009 creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) creates a similar pathway for seeking approval of a generic version of an approved, small molecule innovator drug product. For additional information regarding biosimilars and exclusivity, see the section titled “Part I, Item 1. Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity” in our Annual Report on Form 10-K for the year ended December 31, 2025.
If competitors are able to obtain marketing approval for generics or biosimilars referencing our licensed small molecule or biologic products after the expiration of applicable periods of regulatory exclusivity, our products may become subject to competition from such generics or biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval. In addition, the extent to which any regulatory exclusivity may apply to competing products authorized under an emergency use authorization (EUA) is unclear and may not apply.
Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Physicians, other healthcare professionals and third-party payors, both in the United States and elsewhere, play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, patients, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, such as the U.S. federal Anti-Kickback Statute, civil monetary penalty laws, the False Claims Act (FCA) and other federal civil and criminal false claims laws, and the healthcare fraud provisions of Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) and the Physician Payments Sunshine Act. These false claims laws and civil monetary penalty laws, among other things, may be enforced through civil whistleblower or qui tam actions and prohibit knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal government funds, including in federal healthcare programs.

These laws may impact the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Part I, Item 1. Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2025. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely continue to be costly. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.
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
It is currently unclear how certain new measures, including the drug pricing provisions of the Inflation Reduction Act of 2022 (and subsequent rulemaking and guidance) and changes to Medicaid eligibility requirements in the OBBBA, will ultimately be effectuated. Accordingly, we cannot predict with certainty what impact these or any other federal or state health reforms will have on us, including whether finalized rules will be implemented or withstand judicial review. Any such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations, financial condition and prospects. In addition, it is unclear whether the Trump Administration will reverse or modify any existing regulatory requirements, pursue the reform initiatives outlined in various executive orders and administrative proposals (such as the May 12, 2025 executive order supporting a "most favored nation" approach to drug pricing and related price reduction agreements with certain manufacturers) or otherwise influence the overall healthcare regulatory environment, and even if proposed, whether such changes or modifications would be implemented or withstand potential litigation. For additional information regarding healthcare legislative, administrative and other reform measures, see the sections titled “Part I, Item 1. Business—Government Regulation and Product Approval—Healthcare Reform” and “Part I, Item 1. Business—Government Regulation and Product Approval—Pharmaceutical Prices” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Should we seek and obtain regulatory approval in the United States, we expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain profitability from commercializing our products.
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
We are currently conducting process development and manufacturing materials for product candidates of three different therapeutic modalities: monoclonal antibodies, siRNAs and TCEs. Except for process, analytical and formulation development, cell line development, non-cGMP manufacturing and quality control testing for preclinical studies, we do not own or operate facilities for large-scale process development or product manufacturing, storage and distribution, or testing. We are dependent on multiple third parties, including strategic collaborators and contract development and manufacturing organizations (CDMOs), to obtain product raw materials and components, develop large-scale manufacturing processes for and manufacture clinical and future commercial supplies of our product candidates. The actual cost to manufacture our product candidates, including the requisite scale-up activities for commercial supplies, is difficult to estimate and could affect the commercial viability and competitive position of our product candidates. Additionally, scaling up a biologic manufacturing process is a difficult and uncertain task and involves additional risks, including cost overruns, process reproducibility, stability issues, cGMP compliance, lot consistency and timely availability of sufficient quantity of raw materials.
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
Suppliers and CDMOs may extend lead times, limit supplies, change manufacturing schedules, increase prices, or require significant upfront fees due to capacity and material supply constraints or other factors beyond our control. For example, the lead time needed to establish a relationship with a new raw material or component supplier or CDMO can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier or CDMO. The time and effort to effect a technology transfer to a new CDMO or to qualify a new supplier or CDMO could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing capacity or yields, any of which would negatively impact our operating results. Due to more limited knowledge of the manufacturing process for a product candidate during development stages, potential product loss and contaminations could lead to batch failures.
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
The U.S. government has made statements and taken actions that have led to certain changes and may lead to additional changes to U.S. and international trade policies. For example, President Trump has imposed or signaled to impose a series of tariffs on certain products manufactured outside the United States, including pharmaceutical products and raw materials and components for pharmaceutical products, and it is unknown whether and to what extent additional tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development, clinical manufacturing and future commercial activities. While the tariffs imposed under the International Emergency Economic Powers Act were overturned by the U.S. Supreme Court, if any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the ongoing trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.
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
We and our CROs are required to comply with current Good Laboratory Practice (cGLP) and current Good Clinical Practice (cGCP), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct cGLP-compliant and cGCP-compliant preclinical and clinical studies, we remain responsible for ensuring that each of our cGLP preclinical and clinical studies is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our CROs fail to comply with cGCP, the clinical data generated in our clinical studies may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical studies, which would delay the regulatory approval process.

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
We rely and expect to continue to rely on trademarks as one means to distinguish any of our products and product candidates that are approved for marketing from the products of our competitors. Additionally, the process of obtaining trademark protection can be expensive and time-consuming, and we may not be able to prosecute all necessary or desirable trademark applications at a reasonable cost or in a timely manner or obtain trademark protection in all jurisdictions that we consider to be important to our business. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications in certain jurisdictions, as well as challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.
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
In January 2022, we entered into an amended and restated letter agreement with the Gates Foundation (formerly known as the Bill & Melinda Gates Foundation, and the agreement, the Gates Agreement,) which amended and restated the original letter agreement with the Gates Foundation that we entered into in December 2016. In connection with the Gates Agreement, the Gates Foundation purchased an aggregate of $20.0 million of shares of our convertible preferred stock (which later converted to shares of our common stock after our initial public offering) and purchased $40.0 million of shares of our common stock in January 2022. We are obligated to use the proceeds of the Gates Foundation’s investment in furtherance of its charitable purposes to perform certain activities set forth in the Gates Agreement. For additional information regarding our obligations under the Gates Agreement, see the section titled “Part I, Item 1. Business—Our Collaboration, License and Grant Agreements—Amended and Restated Letter Agreement with the Gates Foundation” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

If our information systems, or those maintained by third parties on our behalf, fail, are compromised, or experience security breaches, we could experience, among other things, significant disruptions to our product development programs, inability to operate our business effectively, unauthorized access to or disclosure of the personal information we process, and other adverse effects on our business, financial condition, results of operations and prospects.
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
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to detect, investigate (including performing required forensics), mitigate and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations may require us to implement specific security measures or use industry-standard or otherwise reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, security breaches and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Although we maintain cybersecurity insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, if a significant security breach were to occur and cause significant interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions.
In addition, such a breach or cybersecurity incident may require public disclosure or notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. These notices may be costly and could harm our reputation and our ability to compete, and our ultimate disclosure or failure to comply with such requirements could lead to a material adverse effect on our reputation, business, or financial condition. Moreover, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.
We and the third parties with whom we work are subject to stringent and evolving laws, regulations, policies and contractual obligations related to data privacy and security, and failure by us or the third parties with whom we work to comply with such requirements could subject us to significant fines, penalties, investigations and/or reputational harm.
We and the third parties with whom we work are subject to local, state, federal and international data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and the United Kingdom (U.K.). The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and our use of AI and machine learning may subject us to additional laws and evolving regulations.

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
The collection, use, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (EEA), and the processing of personal data that takes place in the EEA, is regulated by the EU General Data Protection Regulation 2016/279 (GDPR), which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our collaboration partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. The U.K. and Switzerland, as well as other countries outside of Europe, have adopted privacy and data security laws that are comparable to the GDPR.
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
Our ability to use our net operating losses (NOLs) to offset future taxable income may be subject to certain limitations.
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
Transactions in Company securities by directors and officers are required to be made in accordance with the Company’s insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material non-public information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material non-public information.
During the quarterly period covered by this report, none of our directors or officers entered into or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) except as follows:

On February 22, 2026, the Company issued restricted stock units (RSUs) subject to mandatory sell-to-cover tax withholding arrangements intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) to the following officers of the Company:
•Marianne De Backer, M.Sc., Ph.D., MBA, our President and Chief Executive Officer;
•Vanina de Verneuil, J.D., our Executive Vice President, General Counsel and Corporate Secretary;
•Mark Eisner, M.D., M.P.H., our then-serving Executive Vice President and Chief Medical Officer;
•Jason O’Byrne, MBA, our Executive Vice President and Chief Financial Officer; and
•Brent Sabatini, CPA, MBA, our Senior Vice President and Chief Accounting Officer.

Item 6. Exhibits.
(a)Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39083	3.1	10/16/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39083	3.1	03/08/2023

10.1†	Collaboration and License Agreement between the Company and Astellas US LLC, dated February 19, 2026					X

10.2	Stock Purchase Agreement between the Company and Astellas US LLC, dated February 19, 2026					X

10.3	First Amendment to the Collaboration and License Agreement between the Company and Astellas US LLC, dated April 15, 2026					X

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
____________________________________________________________________
† Certain portions of this exhibit (indicated by [***]) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

VIR BIOTECHNOLOGY, INC.

Date: May 6, 2026	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Jason O’Byrne
Jason O’Byrne, MBA Executive Vice President and Chief Financial Officer (Principal Financial Officer)