Form 10-Q
period 2026-06-30
Vir Biotechnology, Inc.
filed 2026-08-05
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, the registrant had 169,215,958 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$278,729	$232,185
Short-term investments	249,864	228,753
Restricted cash and cash equivalents, current	1,929	1,922
Equity investments	4,133	6,077
Prepaid expenses and other current assets	39,084	45,143
Total current assets	573,739	514,080
Intangible assets, net	7,702	7,850
Goodwill	16,937	16,937
Property and equipment, net	50,430	55,620
Operating right-of-use assets	59,391	62,099
Restricted cash and cash equivalents, noncurrent	6,944	6,963
Long-term investments	475,016	314,575
Other assets	24,647	24,699
TOTAL ASSETS	$1,214,806	$1,002,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,754	$9,803
Accrued and other liabilities	77,207	83,012
Total current liabilities	94,961	92,815
Operating lease liabilities, noncurrent	84,137	89,054
Contingent consideration obligation, noncurrent	34,340	34,100
Other long-term liabilities	18,875	21,578
TOTAL LIABILITIES	232,313	237,547
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 169,185,671 and 139,474,954 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	17	14
Additional paid-in capital	2,230,464	1,965,090
Accumulated other comprehensive loss	(4,602)	(2,057)
Accumulated deficit	(1,243,386)	(1,197,771)
TOTAL STOCKHOLDERS’ EQUITY	982,493	765,276
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,214,806	$1,002,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
License and collaboration revenue	$238,935	$(495)	$238,894	$(565)
Grant revenue	11	183	23	1,421
Other revenue	—	1,526	—	3,390
Total revenues	238,946	1,214	238,917	4,246
Operating expenses:
Cost of revenue	—	11	—	11
Research and development	135,283	97,509	244,205	216,154
Selling, general and administrative	30,196	22,283	53,535	46,227
Restructuring, long-lived assets impairment and related charges, net	—	(172)	—	(182)
Total operating expenses	165,479	119,631	297,740	262,210
Income (loss) from operations	73,467	(118,417)	(58,823)	(257,964)
Other income:
Change in fair value of equity investments	(1,723)	(3,382)	(1,893)	3,000
Interest income	8,966	10,785	16,155	23,073
Other (expense) income, net	(451)	226	(705)	154
Total other income	6,792	7,629	13,557	26,227
Income (loss) before provision for income taxes	80,259	(110,788)	(45,266)	(231,737)
Provision for income taxes	(179)	(170)	(349)	(186)
Net income (loss)	$80,080	$(110,958)	$(45,615)	$(231,923)
Net income (loss) per share, basic	$0.48	$(0.80)	$(0.29)	$(1.68)
Net income (loss) per share, diluted	$0.47	$(0.80)	$(0.29)	$(1.68)
Weighted-average shares outstanding, basic	167,719,015	138,447,469	157,613,578	137,960,888
Weighted-average shares outstanding, diluted	168,879,127	138,447,469	157,613,578	137,960,888
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$80,080	$(110,958)	$(45,615)	$(231,923)
Other comprehensive loss:
Unrealized loss on investments	(1,155)	(295)	(2,617)	(598)
Pension actuarial gain	36	49	72	94
Total other comprehensive loss	(1,119)	(246)	(2,545)	(504)
Comprehensive income (loss)	$78,961	$(111,204)	$(48,160)	$(232,427)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2026	161,234,058	$16	$2,139,698	$(3,483)	$(1,323,466)	$812,765
Issuance of common stock related to a collaboration agreement	7,239,382	1	75,723	—	—	75,724
Adjustments of issuance costs related to a follow-on public offering	—	—	(144)	—	—	(144)
Vesting of restricted common stock	292,076	—	—	—	—	—
Exercise of stock options	171,822	—	1,440	—	—	1,440
Issuance of common stock under employee stock purchase plan	248,333	—	1,356	—	—	1,356
Stock-based compensation	—	—	12,391	—	—	12,391
Other comprehensive loss	—	—	—	(1,119)	—	(1,119)
Net income	—	—	—	—	80,080	80,080
Balance at June 30, 2026	169,185,671	$17	$2,230,464	$(4,602)	$(1,243,386)	$982,493

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	138,063,698	$14	$1,926,529	$(1,975)	$(880,749)	$1,043,819
Vesting of restricted common stock	286,057	—	—	—	—	—
Exercise of stock options	138,179	—	649	—	—	649
Issuance of common stock under employee stock purchase plan	398,340	—	1,757	—	—	1,757
Stock-based compensation	—	—	12,451	—	—	12,451
Other comprehensive loss	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(110,958)	(110,958)
Balance at June 30, 2025	138,886,274	$14	$1,941,386	$(2,221)	$(991,707)	$947,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	139,474,954	$14	$1,965,090	$(2,057)	$(1,197,771)	$765,276
Issuance of common stock related to a collaboration agreement	7,239,382	1	75,723	—	—	75,724
Issuance of common stock related to a follow-on public offering, net of issuance cost of $10,294	20,294,117	2	162,203	—	—	162,205
Vesting of restricted common stock	1,680,128	—	—	—	—	—
Exercise of stock options	248,757	—	1,614	—	—	1,614
Issuance of common stock under employee stock purchase plan	248,333	—	1,356	—	—	1,356
Stock-based compensation	—	—	24,478	—	—	24,478
Other comprehensive loss	—	—	—	(2,545)	—	(2,545)
Net loss	—	—	—	—	(45,615)	(45,615)
Balance at June 30, 2026	169,185,671	$17	$2,230,464	$(4,602)	$(1,243,386)	$982,493

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	136,959,446	$14	$1,911,872	$(1,717)	$(759,784)	$1,150,385
Vesting of restricted common stock	1,297,685	—	—	—	—	—
Exercise of stock options	230,803	—	1,247	—	—	1,247
Issuance of common stock under employee stock purchase plan	398,340	—	1,757	—	—	1,757
Stock-based compensation	—	—	26,510	—	—	26,510
Other comprehensive loss	—	—	—	(504)	—	(504)
Net loss	—	—	—	—	(231,923)	(231,923)
Balance at June 30, 2025	138,886,274	$14	$1,941,386	$(2,221)	$(991,707)	$947,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,615)	$(231,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,613	5,784
Amortization of premiums on investments, net	716	6,610
Noncash lease expense	2,707	2,358
Change in fair value of equity investments	1,893	(3,000)
Change in estimated fair value of contingent consideration	240	11,010
Payment of contingent consideration in excess of acquisition date fair value	—	(17,140)
Stock-based compensation	24,478	26,510
Non-cash restructuring, long-lived assets impairment and related charges	—	399
Other non-cash items, net	123	59
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,059	5,937
Other assets	53	(1,132)
Accounts payable	8,083	7,444
Accrued liabilities and other liabilities	(8,831)	(7,998)
Operating lease liabilities	(4,579)	(3,253)
Net cash used in operating activities	(9,060)	(198,335)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	326
Purchases of long-lived assets	(422)	(4,167)
Purchases of investments	(510,473)	(366,065)
Maturities and sales of investments	325,588	553,180
Net cash (used in) provided by investing activities	(185,307)	183,274
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,614	1,247
Proceeds from issuance of common stock under ESPP	1,356	1,757
Issuance of common stock related to a follow-on public offering, net of issuance costs	162,205	—
Issuance of common stock related to a collaboration agreement	75,724	—
Other financing activities	—	(360)
Net cash provided by financing activities	240,899	2,644
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	46,532	(12,417)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	241,070	318,695
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$287,602	$306,278
NONCASH INVESTING AND FINANCING ACTIVITIES:
Obtaining a right-of-use asset in exchange for a lease liability	—	7,591
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$278,729	$211,104
Restricted cash and cash equivalents, current	1,929	88,218
Restricted cash and cash equivalents, noncurrent	6,944	6,956
Total cash, cash equivalents and restricted cash and cash equivalents	$287,602	$306,278
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
In November 2023, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the 2023 Shelf Registration Statement. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of June 30, 2026, no shares have been sold under the Sales Agreement. The Sales Agreement will expire in November 2026.
In February 2026, the Company completed a follow-on public offering (2026 Public Offering) pursuant to the 2023 Shelf Registration Statement and issued 20,294,117 shares of its common stock (including the exercise by the underwriters of their option to purchase an additional 2,647,058 shares of common stock) at a price to the public of $8.50 per share. Net proceeds from the 2026 Public Offering were approximately $162.2 million, after deducting underwriting discounts and commissions, and other offering expenses of approximately $10.3 million.
As of June 30, 2026, the Company had approximately $1.01 billion in cash, cash equivalents, and investments, which the Company believes would be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company also had approximately $8.9 million in restricted cash and cash equivalents as of June 30, 2026.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. All intercompany balances and transactions have been eliminated upon consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.
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
Revenue Recognition
License and Collaboration Revenue
The Company analyzes its license and collaboration arrangements to determine whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808), and whether any units of account are within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). Units of account within the scope of ASC 606 are accounted for pursuant to ASC 606. For units of account outside the scope of ASC 606, the Company applies an appropriate recognition method by analogy to other authoritative accounting guidance or through a reasonable and consistently applied accounting policy election, which may include analogizing to ASC 606 or ASC 730, Research and Development (ASC 730), depending on the nature of the collaborative activities and the related contractual terms.
Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company applies the following five-step model: (i) identify the contract with a customer; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as the Company satisfies a performance obligation.
The Company determines the transaction price based on the amount of consideration it expects to receive in exchange for transferring promised goods or services to a customer. The transaction price may include fixed consideration, upfront payments, milestone payments, royalties, profit- and loss-sharing arrangements, development cost-share settlements and other forms of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company reassesses the transaction price, including estimates of variable consideration and related constraints, at each reporting date.
When an arrangement includes multiple units of account, the Company allocates consideration to the respective units of account based on the underlying economics of the arrangement and in a manner consistent with the overall allocation objective of reflecting the amount of consideration to which the Company expects to be entitled in exchange for satisfying each unit of account. In making this determination, the Company considers the nature of the consideration, the underlying contractual payment terms, and whether the consideration is specifically attributable to a license, collaboration services, or other distinct units of account within the arrangement, as well as the standalone selling prices (“SSP”) of the respective units of account. The Company also assesses whether the resulting allocation is consistent with the overall allocation objective. In certain circumstances, consideration may be allocated entirely to one or more, but not all, units of account when the terms of the consideration relate specifically to the Company’s efforts to satisfy the applicable unit of account or to a specific outcome resulting from the satisfaction of that unit of account, and such allocation is consistent with the overall allocation objective.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company estimates SSP using methods appropriate for the nature of each unit of account. SSP for licenses of intellectual property may be estimated using a multi-period excess earnings income approach, while SSP for research and development or other service-related activities may be estimated using a cost-plus-margin approach. These estimates may require significant judgment, including assumptions regarding expected future cash flows, development and commercialization timelines, probability of technical and regulatory success, market opportunity, expected costs, margins and discount rates.
For licenses of intellectual property that are distinct from other promised goods or services, revenue is recognized at a point in time when control of the license transfers to the customer and the customer is able to use and benefit from the license. For licenses that are not distinct from other promised goods or services, revenue is recognized based on the pattern in which the combined performance obligation is satisfied. Sales-based or usage-based royalties, including certain sales-based milestone payments that relate predominantly to a license of intellectual property, are recognized when the related sales or usage occur. Development, regulatory, commercial and other milestone payments are included in the transaction price only when the related uncertainty is resolved or when it is probable that a significant reversal of cumulative revenue recognized will not occur.
Payments to or reimbursements from collaboration partners related to cost-sharing arrangements or other collaborative activities that are not transactions with a customer are accounted for under ASC 808. Amounts payable to collaboration partners for the Company’s share of research and development activities are generally recorded as research and development expense, while amounts reimbursable from collaboration partners are generally recorded as reductions of research and development expense.
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
In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which addresses suggestions received from stakeholders on the Accounting Standards Codification (“the Codification”) and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (i) clarify, (ii) correct errors, or (iii) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$138,260	$—	$—	$138,260
U.S. government treasuries	Level 2	441,125	42	(1,090)	440,077
U.S. government agency bonds and discount notes	Level 2	58,275	—	(263)	58,012
Asset-backed securities	Level 2	67,474	47	(44)	67,477
Corporate bonds	Level 2	247,600	103	(309)	247,394
Equity securities	Level 1	N/A	N/A	N/A	4,133
Total financial assets		$952,734	$192	$(1,706)	$955,353
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(7,923)
Plus: Cash deposits					60,312
Total cash, cash equivalents and investments					$1,007,742

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$86,607	$—	$—	$86,607
U.S. government treasuries	Level 2	310,148	341	(3)	310,486
U.S. government agency bonds and discount notes	Level 2	45,773	6	(16)	45,763
Asset-back securities	Level 2	84,676	277	—	84,953
Corporate bonds	Level 2	156,160	499	(1)	156,658
Equity securities	Level 1	N/A	N/A	N/A	6,077
Total financial assets		$683,364	$1,123	$(20)	$690,544
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(7,916)
Plus: Cash deposits					98,962
Total cash, cash equivalents and investments					$781,590
Accrued interest receivables excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivables amounted to $5.6 million and $3.6 million as of June 30, 2026 and December 31, 2025, respectively. The Company did not write off any accrued interest receivables during the six months ended June 30, 2026 and 2025.
The Company recognized total net unrealized losses of $1.5 million and total net unrealized gains of $1.1 million in accumulated other comprehensive loss as of June 30, 2026 and December 31, 2025, respectively, on the its unaudited condensed consolidated balance sheet. The gross unrealized losses as of June 30, 2026 were due to changes in interest rates and temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of June 30, 2026, no securities have contractual maturities (or weighted average life for asset-backed securities) of longer than two years.
As of June 30, 2026, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (Brii Bio Parent). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities measured at fair value at each reporting date. Changes in fair value are recognized as other income in the unaudited condensed consolidated statement of operations.
Contingent Consideration
Contingent consideration primarily includes potential milestone payments in connection with the acquisition of Humabs BioMed SA (Humabs) in 2017. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of June 30, 2026 and December 31, 2025. The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved.
As of June 30, 2026, the Company calculated the estimated fair value of the remaining regulatory milestone related to tobevibart using the following significant unobservable inputs:

Unobservable input	Value
Discount rate	14.0%
Probability of achievement	85.5%

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of June 30, 2026, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	65.0%
Discount rate	11.0%
Probability of achievement	85.5%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of June 30, 2026 and December 31, 2025, the estimated fair value of the contingent consideration related to the Humabs acquisition was $34.3 million and $34.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations. The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions, which give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration Obligation
Balance at December 31, 2025	$34,100
Changes in fair value	240
Balance at June 30, 2026	$34,340
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
The fair market value of the common stock issued to the Gates Foundation was $28.5 million, based on the closing stock price of $37.65 per share on the closing date and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $11.3 million premium received by the Company. The Company accounted for the common stock issued to the Gates Foundation based on its fair market value on the closing date. The stock purchase premium is recognized over time as required research and development activities are performed to advance the Company’s vaccinal antibody program. As of June 30, 2026, the Company had unrecognized premium balance of $9.1 million on its unaudited condensed consolidated balance sheet, including $4.9 million as part of accrued and other liabilities and $4.2 million as part of other long-term liabilities.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Grant payments received in advance that are related to future research activities are deferred and recognized as revenue as the required research and development activities are performed. The grant revenue for the three and six months ended June 30, 2026 and 2025 was not material. As of June 30, 2026 and December 31, 2025, the Company had $1.8 million within accrued and other liabilities on its condensed consolidated balance sheet, related to funds to be refunded to the Gates Foundation. The funds related to the $1.8 million liability as of June 30, 2026 is classified within restricted cash and cash equivalents, current on the Company's condensed consolidated balance sheet.
5. Collaboration and License Agreements
License Agreement with Astellas US LLC
On April 15, 2026, the Company closed the previously announced Collaboration and License Agreement (the Astellas Collaboration Agreement) with Astellas US LLC (together with its subsidiaries and affiliates (including its indirect parent, Astellas Pharma Inc.), Astellas). Upon closing, the Company received $240.0 million upfront payment from Astellas.
Concurrently with the closing of the Astellas Collaboration Agreement, the Company also closed the Stock Purchase Agreement with Astellas (the Astellas SPA, together with the Astellas Collaboration Agreement, the Astellas Agreements), under which Astellas purchased 7,239,382 shares of the Company’s common stock for an aggregate purchase price of approximately $75.0 million. The fair value of these common stock was $75.7 million, based on the market price of $10.46 per share on the closing day. As a result, $0.7 million of the $240.0 million upfront payment under the Astellas Collaboration Agreement was attributed to the common stock issuance for accounting purposes, resulting in a residual upfront payment of $239.3 million. The Astellas SPA includes standstill, voting and lockup provisions, with customary exceptions, that expire one year after the date of the closing of the Astellas SPA. One year after the closing of the Astellas SPA, Astellas will have, under certain circumstances, a customary right to require the Company to register the resale of the shares purchased pursuant to the Astellas SPA.
Under the Astellas Collaboration Agreement the parties entered into a global strategic collaboration to co-develop and co-commercialize VIR-5500, an investigational PRO-XTEN® dual-masked CD3 TCE targeting PSMA (Prostate-Specific Membrane Antigen) for the treatment of prostate cancer that is currently in Phase 1 development, through a sharing of expenses and revenues. The Company granted Astellas, subject to certain intellectual property rights of Sanofi, an exclusive, worldwide license (the VIR-5500 Program License) to develop, manufacture, commercialize and otherwise exploit VIR-5500 and certain related derivative compounds for therapeutic, prophylactic, palliative and diagnostic uses.
The Company and Astellas will jointly develop VIR-5500, with global clinical development costs shared 40% by the Company and 60% by Astellas, while costs of U.S.-specific studies will be shared equally, and Astellas will be solely responsible for costs of ex-U.S.-specific studies. The Company will be eligible to receive up to $1.39 billion in future development, regulatory and ex-U.S. sales milestones, along with tiered, double-digit royalties on ex-U.S. net sales. In the U.S., the Company will share profits and losses from sales of VIR-5500 equally with Astellas, should VIR-5500 receive regulatory approval, and the Company will have the option to co-promote VIR-5500. Outside of the U.S., Astellas will obtain exclusive rights to commercialize VIR-5500 and be responsible for all commercialization costs. In addition, the Company has the option to opt out of development cost sharing responsibilities and U.S. profit sharing. In such case, the Company will be eligible to receive up to $1.39 billion (or $1.62 billion if the Company has met a pre-defined limited funding threshold at the time of the opt-out) in future development, regulatory and global sales milestones, along with tiered, double-digit royalties on global net sales. Further, certain opt-out milestones, if met, will include reimbursement of a portion of the Company’s previously expensed development and commercialization spend.
The Astellas Agreements represent a collaborative arrangement within the scope of ASC 808. Apart from the aforementioned issuance of common stock unit of account under the Astellas SPA, the Company identified two additional units of account under the Astellas Collaboration Agreement: (i) the VIR‑5500 Program License, and (ii) participation in collaboration to advance VIR-5500, predominantly including certain clinical development activities in the ongoing Phase 1 trial. The Company concluded that the VIR‑5500 Program License is distinct from the collaboration activities because those activities are not expected to significantly modify or customize the licensed intellectual property.
The Company further evaluated whether any elements of the arrangement were within the scope of ASC 606 and determined that Astellas is a customer only with respect to the VIR‑5500 Program License. Accordingly, the VIR‑5500 Program License was accounted for under ASC 606, and the collaboration activities were accounted for under ASC 808 using an accounting policy election that analogizes to certain recognition and measurement principles of ASC 730.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company allocated the upfront payment and other forms of consideration under the Astellas Collaboration Agreement, including clinical development and regulatory milestones, development cost-share settlement, sales milestones and royalties, and U.S. profit- and loss-share settlements, to the appropriate units of account based on the underlying economics of the arrangement. In making this determination, the Company considered the allocation principles in ASC 606. The Company evaluated the nature of the consideration, the underlying contractual payment terms, and whether the consideration was predominantly driven by the clinical, regulatory, or commercial outcomes associated with products incorporating the licensed intellectual property, or by the level of effort or costs incurred in performing collaboration activities, as well as the standalone selling prices of the respective units of account. The Company also considered whether the resulting allocation was consistent with the overall allocation objective, including whether the attribution reflected the amount to which the Company expected to be entitled in exchange for transferring the VIR‑5500 Program License to Astellas and performing the collaboration activities. Variable consideration is included in these assessments only to the extent that it is probable that a significant reversal of cumulative amounts recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved and is not subject to the sales- or usage-based royalty exception.
The Company estimated the SSP of the VIR‑5500 Program License using a multi-period excess earnings income approach based on the estimated present value of future cash flows expected to be generated from the licensed intellectual property. The SSP of the clinical development activities was estimated using a cost-plus-margin approach.
The Company determined that the VIR‑5500 Program License was transferred to Astellas upon closing of the Astellas Collaboration Agreement. Amounts allocated to the collaboration activities are recognized over time as the related development activities are performed and costs are incurred. Because these activities are conducted as part of a collaborative arrangement and are not transactions with a customer, amounts recognized for the collaborative activities are recorded within operating expenses depending on the nature of the activities, either within research and development expense or within selling, general and administrative expenses. Cost-share reimbursements from Astellas are recognized as reductions of expenses, while amounts payable to Astellas are recognized as additional expense.
During the three months ended June 30, 2026, the Company recognized the residual upfront payment of $239.3 million as license and collaboration revenue, related to the transfer of the VIR‑5500 Program License in its unaudited condensed consolidated statement of operations. The Company also recognized a $5.0 million reduction of research and development expense related to expected development cost-share reimbursements from Astellas. As of June 30, 2026, the Company had $5.0 million of collaboration receivables, which are classified within prepaid expenses and other current assets on its unaudited condensed consolidated balance sheet.
Additionally, in accordance with the Company’s license agreement with Sanofi, the Company will share with Sanofi 20% of certain collaboration proceeds from the Astellas Agreements, including the upfront payment and the portion of milestones, profit-share and royalties that exceed amounts already owed to Sanofi. In June 2026, after the closing of the Astellas Agreements, the Company made a $48 million payment to Sanofi, which was recorded as a research and development expense in the second quarter of 2026.
License Agreement with Norgine Pharma UK Limited
On December 15, 2025, the Company and Norgine Pharma UK Limited (together with its affiliates in the Norgine group of companies, Norgine) entered into a License Agreement (the Norgine Agreement) under which the Company granted Norgine an exclusive license with respect to commercial rights and certain development rights to the combination of elebsiran, an investigational small interfering ribonucleic acid (Licensed Product) and tobevibart, an investigational monoclonal antibody, for the treatment of people living with chronic hepatitis delta (CHD) in Europe, Australia, and New Zealand (collectively, the Norgine Territory), while Vir Bio will retain commercial rights for the Licensed Product in the United States and all other international markets outside of the People’s Republic of China and Taiwan.
The Company and Norgine collaborate on the development and commercialization of Licensed Product in Norgine Territory under the oversight of various joint committees, with the Company primarily responsible for development activities for the ongoing trials in Vir Bio’s ECLIPSE registrational program (ECLIPSE 1, 2 and 3) and Norgine primarily responsible for regulatory, medical affairs and commercialization activities. Vir Bio will also provide future commercial supply to Norgine.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
During the three and six months ended June 30, 2026, the Company recorded approximately $3.1 million and $7.5 million of cost reimbursement as reductions of research and development expenses, respectively, in its unaudited condensed consolidated statement of operations. As of June 30, 2026, the Company recorded $3.1 million of collaboration receivables, which are classified within prepaid expenses and other current assets on its unaudited condensed consolidated balance sheet.
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
Sanofi will also be eligible to receive up to an additional $323.0 million in future development and regulatory milestone payments, up to an additional $1.49 billion in commercial net sales-based milestone payments, and low single-digit to low double-digit tiered royalties on worldwide net sales. In addition, if, within a two-year period from the execution of the Sanofi Agreement, the Company executes a transaction that gives rise to Vir Bio receiving certain sublicense income related to the licenses obtained from the Sanofi Agreement, Sanofi may be eligible to receive 20% of such income that exceeds amounts already owed to them. Accordingly, after the closing of the Astellas Agreements and the receipt of a $240 million upfront payment from Astellas, the Company made a $48 million payment to Sanofi in June 2026, which was recorded as research and development expense in the unaudited condensed consolidated statement of operations.
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
In connection with the Restated Alnylam Agreement and Alnylam’s election to not opt-in to the profit-sharing arrangement, the Company paid Alnylam $30.0 million, which was recorded in the first quarter of 2025 as part of research and development expenses. After this payment, the remaining amount of the development and regulatory milestones is up to $145.0 million for elebsiran. Any development and regulatory milestones for elebsiran will be payable to Alnylam only once, irrespective of dosage, formulation forms, route of administration or indication. Following commercialization, the Company will be required to pay to Alnylam up to $250.0 million in the aggregate for the first achievement of specified levels of net sales by elebsiran products directed to HBV, whether for the treatment of HBV or HDV. The Company will also be required to pay Alnylam tiered royalties at percentages ranging from the low double-digits to mid-teens on annual net sales of siRNA products directed to HBV, such as elebsiran, whether for the treatment of HBV or HDV, subject to specified reductions and offsets. The royalties are payable on a product-by-product and country-by-country basis until the later of the expiration of all valid claims of specified patents covering such product in such country and 10 years after the first commercial sale of such product in such country. Alnylam is entitled to receive a portion of any consideration the Company receives as a result of granting a sublicense under the licenses granted to Vir Bio by Alnylam under the Alnylam Agreement.
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands). Depreciation expenses were $2.7 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $5.4 million and $5.7 million for the six months ended June 30, 2026 and 2025, respectively, in the Company's unaudited condensed consolidated statement of operations.

	Useful life (in years)	June 30, 2026	December 31, 2025
Leasehold improvements	8 - 12	$56,257	$56,180
Laboratory equipment	5	41,216	40,961
Furniture and fixtures	5	2,890	2,836
Computer equipment	3	2,692	2,689
Construction in progress	N/A	—	114
Property and equipment, gross		103,055	102,780
Less: accumulated depreciation		(52,625)	(47,160)
Total property and equipment, net		$50,430	$55,620
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development expenses	$35,465	$35,299
Payroll and related expenses	13,957	28,724
Excess funds payable under grant agreements	1,832	1,825
Operating lease liabilities, current	9,137	8,798
Other professional and consulting expenses	9,009	3,327
Other accrued expenses	7,807	5,039
Total accrued and other liabilities	$77,207	$83,012

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and Contingencies
Manufacturing and Supply Agreements
The Company has entered into various scopes of work with third-party CDMOs to support the advancement of its pipeline programs. As of June 30, 2026 , the Company had unaccrued unpaid commitments of approximately $15.0 million under manufacturing agreements related to elebsiran and tobevibart and unaccrued unpaid commitments of approximately $16.6 million under manufacturing agreements related to its TCE programs.
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
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term of options (in years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected stock price volatility	81.7% - 85.3%	87.6% - 88.7%	81.7% - 93.3%	87.6% - 89.9%
Risk-free interest rate	4.0%-4.4%	4.0% - 4.2%	3.8% - 4.4%	4.0% - 4.5%
Expected dividend yield	—	—	—	—
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

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$5,493	$6,946	$11,515	$13,951
Selling, general and administrative	6,898	5,505	12,963	12,559
Total stock-based compensation	$12,391	$12,451	$24,478	$26,510
9. Net Income (Loss) Per Share
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
The following is a calculation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$80,080	$(110,958)	$(45,615)	$(231,923)

Weighted-average shares outstanding, basic	167,719,015	138,447,469	157,613,578	137,960,888
Weighted-average effect of dilutive securities:
Options to purchase common stock	180,888	—	—	—
Restricted shares subject to future vesting	912,543	—	—	—
Shares to purchase under Employee Stock Purchase Plan	66,681	—	—	—
Weighted-average shares outstanding, diluted	168,879,127	138,447,469	157,613,578	137,960,888

Net income (loss) per share, basic	$0.48	$(0.80)	$(0.29)	$(1.68)
Net income (loss) per share, diluted	$0.47	$(0.80)	$(0.29)	$(1.68)
Securities that could potentially dilute basic net income (loss) per common share in the future that were not included in the computation of diluted net income (loss) per common share because to do so would have been antidilutive for the periods presented were primarily as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options issued and outstanding	9,941,060	10,017,308	10,336,678	10,017,308
Restricted shares subject to future vesting	432,275	6,281,058	7,058,395	6,281,058
Total	10,373,335	16,298,366	17,395,073	16,298,366

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Income Taxes
The table below presents our income (loss) before provision for income taxes, provision for income taxes and effective tax rate for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) before provision for income taxes	$80,259	$(110,788)	$(45,266)	$(231,737)
Provision for income taxes	$(179)	$(170)	$(349)	$(186)
Effective tax rate	0.2%	(0.2%)	(0.8%)	(0.1%)
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
Unrecognized tax benefits were $18.4 million and $17.3 million as of June 30, 2026 and December 31, 2025, respectively, and if recognized, would favorably affect the effective tax rate in future periods.
11. Segment Reporting
The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. The Company’s CODM is its Chief Executive Officer. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The measure of segment profit or loss is segment net income (loss) that also is reported on the condensed consolidated statements of operations as consolidated net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. The CODM uses segment net income (loss) to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals, decide how to allocate resources among the Company’s clinical and pre-clinical portfolios, and make strategic decisions about business development opportunities.
The following table summarizes segment revenues by geographic area (in thousands). Our revenues primarily include license and collaboration revenues recognized under the Company’s collaboration agreements with Astellas. Revenue is attributed to geographic areas based on the location of the Company’s customers and collaboration counterparties.

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenues attributed to:	2026	2025	2026	2025
U.S.
Astellas	$239,276	$—	$239,276	$—
Other	11	183	23	1,421
Foreign	(341)	1,031	(382)	2,825
Total segment and consolidated revenue	$238,946	$1,214	$238,917	$4,246
The Company’s long-lived assets are primarily located in the U.S.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The segment revenue, segment profit or loss, and significant segment expenses regularly provided to CODM are summarized as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment revenue	$238,946	$1,214	$238,917	$4,246
Less: Segment expenses (1)
Cost of revenue	—	11	—	11
Research and development
Contract manufacturing	23,967	14,063	59,974	23,399
Personnel (2)	28,512	33,165	60,040	66,883
Clinical costs	22,532	20,361	48,666	40,967
Licenses, collaborations and contingent consideration, net	41,211	11,301	38,402	47,892
Other R&D (3)	19,061	18,619	37,123	37,013
Selling, general and administrative (2)	30,196	22,283	53,535	46,227
Restructuring, long-lived assets impairment and related charges, net	—	(172)	—	(182)
Plus: Other segment items (4)	6,613	7,459	13,208	26,041
Segment and consolidated net income (loss)	$80,080	$(110,958)	$(45,615)	$(231,923)
(1) Refer to Note 6 Balance Sheet Components for depreciation and amortization expenses included in segment expenses.
(2) Refer to Note 8 Stock-Based Awards for stock-based compensation expenses included in segment expenses.
(3) Other research and development expenses primarily includes non-personnel research expenses, allocated facility and IT expenses, and depreciation expenses.
(4) Other segment items include change in fair value of equity investments, interest income, other (expense) income, net, and provision for income taxes, all of which were presented on the condensed consolidated statements of operations.

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
In HDV, our ECLIPSE registrational program is fully underway with all three trials initiated. Should the ECLIPSE program yield positive results that support regulatory approval and subsequent commercial launch, we believe the combination of elebsiran and tobevibart has the potential to be a new standard of care for hepatitis delta patients, for whom approved treatment options are either limited or unavailable. In oncology, we are advancing phase 1 clinical studies for our dual-masked TCEs: VIR-5500 in patients with PSMA-expressing metastatic castration-resistant prostate cancer (mCRPC), VIR-5818 in patients with HER2-expressing tumors, and VIR-5525 in patients with EGFR-expressing tumors. In addition, we are developing therapeutic candidates in HIV cure and other solid tumors, leveraging our expertise and platform strengths, and we have made available for external partnerships our next-generation preclinical influenza A and B antibodies and antibody-drug conjugates (ADCs) along with our next-generation COVID monoclonal antibodies (mAbs).
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
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2026. For additional developments or for a more comprehensive discussion of certain developments below, see our Annual Report on Form 10-K for the year ended December 31, 2025.
CHD
•We completed enrollment in the Phase 3 ECLIPSE 2 trial, and the entire ECLIPSE registrational program is now fully enrolled. ECLIPSE 2 evaluates the efficacy and safety of switching from bulevirtide to elebsiran and tobevibart in people with CHD who have not achieved viral suppression with bulevirtide therapy and is intended support medication transitions as appropriate. These data, along with data from ECLIPSE 1 and 3, will be part of a comprehensive global filing package.
◦Topline data from the Phase 3 ECLIPSE 1 trial are expected in the fourth quarter of 2026.
◦Topline data from the ECLIPSE 2 and ECLIPSE 3 trials are expected in the first quarter of 2027.
•We presented complete Week 96 Phase 2 SOLSTICE data at the European Association for the Study of the Liver (EASL) Congress in May 2026.
◦In the intent-to-treat (ITT) analysis, the data showed 88% (28/32) of participants treated with the combination of elebsiran and tobevibart achieved undetectable hepatitis delta virus RNA (HDV RNA Target Not Detected, TND) compared to 53% (17/32) of participants on antibody monotherapy.
◦In the last-observation carried forward analysis, the data showed the combination regimen achieved HDV RNA TND in 97% (31/32) of participants.

◦The combination regimen continues to be generally well tolerated. Treatment-emergent adverse events were generally mild to moderate and transient, and there were no treatment-related serious adverse events or discontinuations.
Solid Tumors
VIR-5500
•We closed our global strategic collaboration with Astellas US LLC (together with its subsidiaries and affiliates (including its indirect parent, Astellas Pharma Inc.), Astellas) to advance PSMA-targeted, PRO-XTEN® dual-masked T-cell engager (TCE) VIR-5500 for the treatment of prostate cancer. We and Astellas have built a strong operational infrastructure for collaboration and rapidly worked together on Phase 1 trial design to advance the dose-expansion cohorts.
•We initiated additional Phase 1 dose-expansion cohorts evaluating VIR-5500 at Q3W 800/2000/3500 µg/kg step-up dosing. The first patients were dosed in three monotherapy cohorts evaluating VIR-5500 in taxane naïve mCRPC, radioligand therapy naïve mCRPC and radioligand therapy exposed mCRPC, and one combination cohort evaluating VIR-5500 in combination with enzalutamide in early-line mCRPC.
•We anticipate initiating two additional Phase 1 dose-expansion cohorts, including VIR-5500 in combination with docetaxel in early-line mCRPC and VIR-5500 in combination with darolutamide in metastatic hormone-sensitive prostate cancer.
•We anticipate initiating pivotal Phase 3 trials in 2027.
VIR-5818
•We expect to report updated dose-escalation data from our Phase 1 trial evaluating VIR-5818, a HER2-targeted PRO-XTEN® dual-masked TCE, as a monotherapy and in combination with pembrolizumab, in the second half of 2026. The dose-escalation parts of the Phase 1 trial have a basket design, enrolling across multiple tumor types.
VIR-5525
•The Phase 1 trial of VIR-5525, an EGFR-targeted PRO-XTEN® dual-masked TCE, as a monotherapy and in combination with pembrolizumab continues enrollment as expected.
Preclinical Pipeline Candidates
•We are currently progressing a number of PRO-XTEN® masked TCEs in preclinical studies directed at clinically validated targets with potential applications across a variety of solid tumors.
Corporate Update
•On July 20, 2026, Jason O’Byrne, MBA, our Executive Vice President and Chief Financial Officer, informed us that he would be stepping down from his role, effective August 3, 2026. We have initiated a search for his successor. Additionally, on July 23, 2026, our Board of Directors appointed Brent Sabatini, CPA, MBA, our Senior Vice President and Chief Accounting Officer, as our interim “principal financial officer.”
•On June 9, 2026, we appointed Timothy Coughlin, CPA to our Board of Directors and as Chair of the Audit Committee.
•On May 25, 2026, we announced that Saira Ramasastry, M.S., M.Phil., a member of our Board of Directors and Chair of our Audit Committee, would be stepping down from her role as a member of our Board of Directors and the Audit Committee.
•On April 16, 2026, we announced that Vicki Sato, Ph.D., the Chair of our Board of Directors, would not stand for reelection at our 2026 Annual Meeting of Stockholders on May 26, 2026. On May 26, 2026, Jeffrey S. Hatfield, MBA assumed the role of Chair of our Board of Directors.
•On April 7, 2026, Mark Eisner, MD, M.P.H., our Executive Vice President and Chief Medical Officer, informed us that he would be stepping down from his role, effective April 24, 2026. We have initiated a search for his successor.

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
Our revenues consist of the following:
License and collaboration revenue includes revenues generated from license rights issued to Astellas, Norgine and GSK.
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
In addition, under some of our license agreements , we may incur additional clinical, and regulatory milestone payments based on the development progress of certain clinical programs. We may also be required to pay commercial milestone payments and royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report.
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
Other (Expense) Income, Net
Other (expense) income, net consists of gains and losses from foreign currency transactions and investment management expenses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes on our domestic and foreign operations.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues:
License and collaboration revenue	$238,935	$(495)	$239,430	$238,894	$(565)	$239,459
Grant revenue	11	183	(172)	23	1,421	(1,398)
Other revenue	—	1,526	(1,526)	—	3,390	(3,390)
Total revenues	238,946	1,214	237,732	238,917	4,246	234,671
Operating expenses:
Cost of revenue	—	11	(11)	—	11	(11)
Research and development	135,283	97,509	37,774	244,205	216,154	28,051
Selling, general and administrative	30,196	22,283	7,913	53,535	46,227	7,308
Restructuring, long-lived assets impairment and related charges, net	—	(172)	172	—	(182)	182
Total operating expenses	165,479	119,631	45,848	297,740	262,210	35,530
Income (loss) from operations	73,467	(118,417)	191,884	(58,823)	(257,964)	199,141
Other income:
Change in fair value of equity investments	(1,723)	(3,382)	1,659	(1,893)	3,000	(4,893)
Interest income	8,966	10,785	(1,819)	16,155	23,073	(6,918)
Other (expense) income, net	(451)	226	(677)	(705)	154	(859)
Total other income	6,792	7,629	(837)	13,557	26,227	(12,670)
Income (loss) before provision for income taxes	80,259	(110,788)	191,047	(45,266)	(231,737)	186,471
Provision for income taxes	(179)	(170)	(9)	(349)	(186)	(163)
Net income (loss)	$80,080	$(110,958)	$191,038	$(45,615)	$(231,923)	$186,308

Revenues
The increase in license and collaboration revenue for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to the recognition of $239.3 million in license and collaboration revenue related to the upfront payment received under our collaboration and license agreement with Astellas (Astellas Collaboration Agreement).
The decrease in other revenue for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to lower revenue recognized in connection with option-expiration and the sale of clinical supply to Brii Biosciences Limited (Brii Bio Parent).
Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Contract manufacturing	$23,967	$14,063	$9,904	$59,974	$23,399	$36,575
Personnel	28,512	33,165	(4,653)	60,040	66,883	(6,843)
Clinical costs	22,532	20,361	2,171	48,666	40,967	7,699
Licenses, collaborations and contingent consideration, net	41,211	11,301	29,910	38,402	47,892	(9,490)
Other	19,061	18,619	442	37,123	37,013	110
Total research and development expenses	$135,283	$97,509	$37,774	$244,205	$216,154	$28,051
The increase in research and development expenses for the three months ended June 30, 2026 compared to the same periods in 2025 was primarily due to:
•higher license, collaborations and contingent consideration expenses primarily due to a $48.0 million payment to Sanofi made after the closing of the Astellas Collaboration Agreement, partially offset by lower contingent consideration expense for the potential future milestone payments in connection with our CHD program and cost reimbursements in connection with our collaboration with Astellas and Norgine;
•higher contract manufacturing primarily attributable to process performance qualification (PPQ) batches for our CHD program and increased manufacturing activities supporting the advancement of our oncology program;
•higher clinical costs due to the advancement of our CHD and oncology programs.
partially offset by:
•lower personnel expenses associated with headcount reductions.
The increase in research and development expenses for the six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to:
•higher contract manufacturing attributable to PPQ batches for our CHD program and increased manufacturing activities supporting the advancement of our oncology program;
•higher clinical costs due to the advancement of our CHD and oncology programs.
partially offset by:
•lower license, collaborations and contingent consideration expenses primarily due to a $30.0 million expense recognized in the first quarter of 2025 in connection with the Restated Alnylam Agreement and a milestone payment triggered by the enrollment of the first patient in the Phase 3 ECLIPSE registrational program for CHD, as well as lower contingent consideration expense in 2026 related to potential future milestone payments in connection with our CHD program. The decrease was partially offset by a $48.0 million milestone payment to Sanofi after the closing of the Astellas Collaboration Agreement in the second quarter of 2026;
•lower personnel expenses associated with headcount reductions.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to higher one-time advisory and legal fees in connection with the Astellas Collaboration Agreement.
Restructuring, long-lived assets impairment and related charges
The change in restructuring, long-lived assets impairment and related charges for the three and six months ended June 30, 2026 compared to the same periods in 2025 was nominal.
Change in Fair Value of Equity Investments
Our equity investment consisted solely of shares of Brii Bio Parent, which is a marketable equity investment and remeasured to fair value at each reporting date. For the three and six months ended June 30, 2026, we recognized an unrealized loss of $1.7 million and $1.9 million due to the change in fair value, respectively, compared to an unrealized loss of $3.4 million and unrealized gain of $3.0 million for the same periods in 2025, respectively.
Interest Income
The decrease in interest income for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to lower interest rates.
Other (Expense) Income, Net
The change in other (expense) income, net for the three and six months ended June 30, 2026 compared to the same periods in 2025 was nominal.
Provision for Income Taxes
The provision for income taxes for the three and six months ended June 30, 2026 compared to the same periods in 2025 was nominal.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of June 30, 2026, we had approximately $1.01 billion in cash, cash equivalents, and investments and approximately $8.9 million in restricted cash and cash equivalents. As of June 30, 2026, our accumulated deficit was $1.2 billion.
In November 2023, we filed an automatic shelf registration statement on Form S-3 and a related prospectus (the “2023 Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (SEC) for the issuance of debt securities, common stock, preferred stock and warrants from time to time in one or more offerings.
In November 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the 2023 Shelf Registration Statement. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of June 30, 2026, no shares have been issued under the Sales Agreement. The Sales Agreement will expire in November 2026.
In February 2026, we completed a follow-on public offering (2026 Public Offering) pursuant to the 2023 Shelf Registration Statement and issued 20,294,117 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 2,647,058 shares of common stock) at a price to the public of $8.50 per share. Net proceeds from the 2026 Public Offering were approximately $162.2 million, after deducting underwriting discounts and commissions, and other offering expenses of approximately $10.3 million.

During the second quarter of 2026, we received $315.0 million from Astellas, including a $240.0 million upfront payment following the closing of the Astellas Collaboration Agreement and another $75.0 million upon the closing of the Astellas stock purchase agreement.
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
We do not expect to generate significant revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2026 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
Our primary operating lease arrangements are for office and laboratory spaces located in California and Switzerland with contractual lease periods expiring between 2033 and 2035. As of June 30, 2026, we expect to make total lease payments of approximately $114.2 million through 2035.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(9,060)	$(198,335)
Investing activities	(185,307)	183,274
Financing activities	240,899	2,644
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$46,532	$(12,417)
Operating activities
Cash used in operating activities is derived by adjusting our net income (loss) for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the six months ended June 30, 2026 decreased compared to the same period in 2025 primarily due to $240.0 million upfront payment received under the Astellas Collaboration Agreement, partially offset by a $48.0 million payment to Sanofi after the closing of the Astellas Collaboration Agreement and increase in payments for contract manufacturing and clinical costs related to the advancement of our CHD and oncology programs.
Investing activities
Cash used in investing activities during the six months ended June 30, 2026 increased compared to the same period in 2025 primarily due to lower cash provided by maturities and sales of investment, net of investment purchases. Cash used in investing activities during the six months ended June 30, 2026 was primarily related to purchases of investments of $510.5 million, partially offset by $325.6 million in proceeds received from investments that matured or were sold. Cash provided by investing activities during the six months ended June 30, 2025 was primarily due to $553.2 million in proceeds received from investments that matured or were sold, partially offset by purchases of investments of $366.1 million.
Financing activities
Cash provided by financing activities during the six months ended June 30, 2026 increased compared to the same period in 2025 primarily due to the issuance of our common stock in connection with our follow-on public offering of $162.2 million, and issuance of our common stock in connection with the Astellas Collaboration Agreement of $75.7 million.
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
There have been no significant changes in our critical accounting policies during the six months ended June 30, 2026, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 other than disclosed below.

License and Collaboration Arrangements
We enter into license and collaboration arrangements that may include upfront payments, equity investments, licenses to intellectual property, research and development activities, development cost-sharing arrangements, milestone payments, royalties, and profit- and loss-sharing arrangements. We evaluate these arrangements to determine whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808), and whether any units of account are within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606). For units of account within the scope of ASC 606, revenue is recognized when control of the promised goods or services transfers to the customer. For units of account outside the scope of ASC 606, we apply an appropriate recognition method by analogy to other authoritative accounting guidance or through a reasonable and consistently applied accounting policy election.
Accounting for these arrangements requires judgment, including identifying units of account, determining whether the collaboration partner is a customer for each unit of account, estimating the transaction price, assessing and constraining variable consideration, estimating standalone selling prices, allocating consideration among the units of account, and determining the timing and pattern of recognition. Variable consideration may include development milestones, sales milestones, sales royalties, profit- and loss-sharing amounts, and development cost-sharing settlements. We include variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue will not occur and reassess the transaction price, including estimates of variable consideration and related constraints, at each reporting date.
When an arrangement includes multiple units of account, we allocate consideration to the respective units of account based on the underlying economics of the arrangement and in a manner consistent with the overall allocation objective. In making this determination, we consider the nature of the consideration, the underlying contractual payment terms, and whether the consideration is specifically attributable to a license, collaboration services, or other distinct units of account within the arrangement, as well as the standalone selling prices (“SSP”) of the respective units of account. We also assess whether the resulting allocation is consistent with the overall allocation objective. In certain circumstances, consideration may be allocated entirely to one or more, but not all, units of account when the terms of the consideration relate specifically to our efforts to satisfy the applicable unit of account or to a specific outcome resulting from the satisfaction of that unit of account, and such allocation is consistent with the overall allocation objective. This determination requires judgment and may affect the amount and timing of revenue recognition or recognition of amounts within research and development expense.
We estimate standalone selling prices using methods appropriate for the nature of the related unit of account. For example, standalone selling prices for licenses to intellectual property may be estimated using income-based valuation approach, while standalone selling prices for research and development activities may be estimated using cost-plus-margin approach. These estimates require significant assumptions, including expected cash flows, development and commercialization timelines, probability of technical and regulatory success, market opportunity, expected costs, margins, and discount rates. Changes in these assumptions could affect the allocation of consideration and the amount and timing of revenue recognition or recognition of amounts within research and development expense.
Payments to or reimbursements from collaboration partners related to collaborative research and development activities that are not transactions with a customer are generally recorded within research and development expense, based on the nature of the underlying activity. To the extent reimbursement from partners are received in advance of the related research and development activities being performed, such amounts are recorded in the balance sheets and recognized as a reduction of research and development expense as the underlying activities are incurred. Amounts expected to be recognized within twelve months of the balance sheet date are classified as current, with the remainder classified as non-current.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate and market price sensitivities.
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $287.6 million as of June 30, 2026, which primarily consisted of deposits in checking and sweep accounts at financial institutions and money market funds. Excluding equity investment, we also had short-term and long-term investments of $724.9 million as of June 30, 2026. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration and consist of U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2026.
Foreign Currency
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are remeasured into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are remeasured to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to Euro, Swiss Franc and Australian dollar. Transaction gains and losses are included in other (expense) income, net on the unaudited condensed consolidated statements of operations. We estimated that a 10% increase or decrease in current exchange rates were not material for the three and six months ended June 30, 2026 and 2025.
Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $4.1 million as of June 30, 2026. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of June 30, 2026 by approximately $0.4 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors as well as the other information in this Quarterly Report on Form 10-Q, including our audited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.
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

•Although the combination of elebsiran and tobevibart has received Fast Track and Breakthrough Therapy designation from the U.S. Food and Drug Administration (FDA), as well as PRIME designation from the EMA and European orphan drug designation, in each case for the treatment of CHD, there can be no assurance that any of our product candidates that receive such designations in the United States or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
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
•We are a party to strategic collaboration and license agreements pursuant to which we are obligated to make substantial payments to fund our share of development activities, upon achievement of milestone events and, in certain cases, have relinquished important rights over the development and commercialization of certain current and future product candidates. We may explore additional strategic collaborations, which may never materialize or may require that we spend significant additional capital or that we relinquish rights to and control over the development and commercialization of our product candidates.
•The deployment of AI in our or our collaborators’ efforts to discover, develop and engineer next-generation antibodies or other investigational products or components, could have a material adverse effect on our business or financial results, and our competitors may be able to utilize such technologies more effectively than we can.
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
Although we recorded net income for the years ended December 31, 2022 and 2021 and for the three months ended June 30, 2026, we have otherwise incurred net losses since inception in April 2016. We had net loss of $45.6 million and $231.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.2 billion.
We expect to continue to incur significant expenses and net losses in the foreseeable future as we develop our product candidates and technology platforms.
There is substantial uncertainty around the future development and commercialization of our product candidates, and we may not ultimately commercialize any of our product candidates on the timelines we expect, or at all. Any net losses we incur may fluctuate significantly from quarter to quarter and year to year based on operating expenses and other factors. To become profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and clinical studies of our current and future product candidates, obtaining regulatory approval, procuring commercial-scale manufacturing and marketing, and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities, and we may never attain a level of commercial success that will generate sufficient revenue to offset our expenses and maintain profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of expenses, or if we will be able to return to profitability. If we are required by regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical studies or the development of any of our product candidates, our expenses could increase.
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
As of June 30, 2026, we had cash, cash equivalents and investments of approximately $1.01 billion. Based upon our current operating plans, we believe that this amount will fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. In addition, because the design and outcome of our clinical studies are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates, if approved, or any future product candidates that we develop. The dynamic and rapidly evolving nature of our business also makes it difficult to estimate with certainty our future revenue and expenses after any such successful development and commercialization.
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
We are pursuing development of the combination of elebsiran and tobevibart as a treatment for CHD, which includes both our ECLIPSE registrational trial program evaluating the doublet combination and an ongoing Phase 2 clinical trial evaluating tobevibart as a monotherapy in addition to the doublet combination. Each of these product candidates has demonstrated direct antiviral activity and the potential to stimulate an effective immune response.
In our early-stage oncology programs, we are evaluating each of VIR-5500, VIR-5818 and VIR-5525 in combination with existing cancer therapies. The inclusion of critically ill patients in our oncology clinical studies may result in serious adverse medical events, including death, due to these other therapies or additional medications that such patients may be using, or their combination with our product candidates. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate. There is also a risk that safety, efficacy, manufacturing or supply issues could arise with these other existing therapies. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. This could result in our own products being removed from the market or being less successful commercially.
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
From time to time, we have published, and may in the future publish, interim, “top-line” or preliminary data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data is available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the price and/or trading volume of our common stock to fluctuate significantly.
Although the combination of elebsiran and tobevibart has received Fast Track and Breakthrough Therapy designation from the FDA, as well as PRIME designation from the EMA and European orphan drug designation, in each case for the treatment of CHD, there can be no assurance that any of our product candidates that receive such designations in the United States or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
In June 2024 and December 2024, we announced that the FDA granted Fast Track designation and Breakthrough Therapy designation, respectively, for the combination of elebsiran and tobevibart for the treatment of CHD. In addition, the combination received PRIME designation from the EMA and European orphan drug designation in December 2024 for the same indication. We can provide no assurances that the combination of elebsiran and tobevibart or any of our other product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S., EU or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA, EMA or other foreign regulatory authorities may also withdraw or revoke any such designation or elect to treat designated candidates in a manner different from what was originally indicated, if determined that any such product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of any of these designations could materially and adversely affect our business, financial condition, cash flows and results of operations. For additional information, see the sections titled “Part I, Item 1. Business—Government Regulation and Product Approval—Expedited Development and Review Programs” and “Part I, Item 1. Business—Government Regulation and Product Approval—Foreign Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•be subject to lawsuits, investigations or other legal or regulatory proceedings; or
•experience reputational harm.
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
We are a party to strategic collaboration and license agreements pursuant to which we are obligated to make substantial payments to fund our share of development activities, upon achievement of milestone events and, in certain cases, have relinquished important rights over the development and commercialization of certain current and future product candidates. We may explore additional strategic collaborations, which may never materialize or may require that we spend significant additional capital or that we relinquish rights to and control over the development and commercialization of our product candidates.
We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates, pursuant to which we license a number of technologies to form our technology platforms and in-license certain product candidates, as well as out-license select product candidates or technologies to other companies for further development and potential commercialization. Certain of these agreements contain obligations that require us to make substantial payments to fund our share of development activities or in the event certain milestone events are achieved with respect to an in-licensed product candidate, or alternatively relinquish certain rights relating to the development and commercialization of an out-licensed product candidate.
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
At this time, we cannot predict what form such strategic collaborations or licenses might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and in addition such strategic collaborations, licenses and similar arrangements can be complex. We have in the past and may in the future need to renegotiate such arrangements from time to time, and we may not be able to negotiate these arrangements on acceptable terms, or at all. If we are unable to enter into new strategic collaborations or licenses related to our current or potential product candidates in certain geographies for certain indications, or if we are unable to maintain our current strategic collaborations or license on acceptable terms or remain aligned with our collaborators on particular development or commercialization strategies, we may not be able to realize the full value of certain of our product candidates or successfully develop and commercialize them at all, which would harm our business prospects, financial condition and results of operations.
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

•certain strategic collaborations may require us to fund a portion of future development or commercialization costs to maintain our participation in any profit-sharing or other economic arrangements for a product candidate, and if we are unable to satisfy those funding obligations, or determine that doing so no longer aligns with our business strategy, we may exercise opt-out rights or otherwise forego our participation in such profit-sharing or other arrangements, which could reduce our ultimate participation in the future value of that product candidate;
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
The deployment of AI in our or our collaborators’ efforts to discover, develop and engineer next-generation antibodies or other investigational products or components, could have a material adverse effect on our business or financial results, and our competitors may be able to utilize such technologies more effectively than we can.
We integrate AI in our efforts to develop and engineer next-generation antibodies, including through the use of our proprietary dAIsY™ (data, AI structure and antibodY) platform, AI engine, and we might utilize AI in the future in connection with drug discovery activities. AI can be difficult to deploy successfully due to operational and technical issues inherent in such methods. In particular, AI algorithms’ use of machine learning and predictive analytics could lead to flawed, biased or inaccurate results, which, if undetected, could lead to ineffective product or target candidates and exposure to competitive and reputational harm. In addition, any latency, disruption, or failure in our AI operations or infrastructure could result in failures, delays or errors in our discovery and development of next-generation antibodies or other investigational products. Developing, testing and deploying resource-intensive AI systems may also require additional investment and increase our costs, and there is no guarantee that our investment in such systems will lead to more effective or efficient discovery or development of antibodies or other investigational products, or lead to eventual regulatory approval or commercialization of any new products. In addition, our competitors may be able to use AI-powered technologies more effectively than we can.

If the market opportunities for our product candidates are smaller than we believe they are or any approval we obtain is based on a narrower definition of the patient population, our business may suffer.
We currently focus our product development on product candidates for the treatment and prevention of serious infectious diseases, cancer and other serious conditions. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our product candidates. Our estimates of the number of people who have these diseases, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, and the market demand for our product candidates, are each based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Furthermore, new studies may change the estimated incidence or prevalence of the diseases we are targeting. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request. Additionally, the availability of equivalent or superior therapies from our competitors could negatively impact or eliminate market demand for our product candidates. If the market opportunities for our product candidates are smaller than we estimate, it could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As a result of these factors, our competitors may achieve patent protection or obtain regulatory approval or authorization of their products before we are able to, which could result in our competitors establishing a strong market position before we are able to enter the market. For example, in May 2026, the FDA approved a therapy for the treatment of CHD in adults, the first such approved therapy in the United States. We are pursuing development of the combination of elebsiran and tobevibart as a treatment for CHD in registrational trials, and the availability of an approved therapy for CHD in the United States could affect the standard of care, physician adoption, patient expectations, the market size and the competitive landscape for our CHD program. Our competitors may also develop and obtain approval for therapies that demonstrate stronger safety and efficacy data, have fewer or less severe side effects, are more conveniently administered, or are more widely accepted or less expensive than ours, and such competitors may also be more successful than we are in manufacturing, marketing or obtaining reimbursement for their products. These advantages could render our product candidates obsolete or non-competitive before we can recover the development and commercialization costs of such product candidates. For additional information regarding our competitors, see the section titled “Part I, Item 1. Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•increased insurance costs;
•the inability to commercialize any product candidate that we may develop; and
•reputational harm and/or significant negative media attention.
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
Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations can be expensive and time-consuming and could divert management’s attention from our core business. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if research analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price or trading volume of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have a material adverse effect on our ability to compete in the marketplace.

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
Noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. In addition, responding to any action will likely divert resources and management’s attention from our core business, as well as cause us to incur significant defense costs and other professional fees. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, reputation, financial condition, results of operations and prospects could be materially harmed.

Risks Related to Our Dependence on Third Parties
We rely on third parties to produce clinical and future commercial supplies of our product candidates. There could be delays or supply shortages beyond our control limiting our access to clinical and future commercial supplies.
We are currently conducting process development and manufacturing materials for product candidates of three different therapeutic modalities: monoclonal antibodies, siRNAs and TCEs. Except for process, analytical and formulation development, cell line development, non-cGMP manufacturing and quality control testing for preclinical studies, we do not own or operate facilities for large-scale process development or product manufacturing, storage and distribution, or testing. We are dependent on multiple third parties, including strategic collaborators and contract development and manufacturing organizations (CDMOs), to obtain product raw materials and components, develop large-scale manufacturing processes for and manufacture clinical and future commercial supplies of our product candidates. The actual cost to manufacture our product candidates, including the requisite scale-up activities for commercial supplies, is difficult to estimate and could affect the commercial viability and competitive position of our product candidates. Additionally, scaling up a biologic manufacturing process is a difficult and uncertain task and involves additional risks, including cost overruns, process reproducibility, stability issues, cGMP compliance, lot consistency and timely availability of manufacturing slots and sufficient quantities of raw materials.
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
We also intend to rely on CDMOs to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization. Any shortfall in a CDMO’s manufacturing capacity or reduction in anticipated manufacturing titer, yield per batch or batch success rates may adversely impact our ability to meet market demand. Furthermore, if we are not able to produce supply at low enough costs, it could negatively impact our ability to generate revenue and/or lead to reputational harm, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

•reliance on single sources for raw materials, components or finished products, including the risk that such single source may not remain in business or will be purchased by a competitor or other company not interested in continuing production, or the lack of qualified backup suppliers for those raw materials or components;
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
The U.S. government has made statements and taken actions that have led to certain changes and may lead to additional changes to U.S. and international trade policies. For example, President Trump has imposed or signaled to impose a series of tariffs on certain products manufactured outside the United States, including pharmaceutical products and raw materials and components for pharmaceutical products, and it is unknown whether and to what extent additional tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. While the tariffs imposed under the International Emergency Economic Powers Act were overturned by the U.S. Supreme Court, the Trump Administration has used other statutory authorities to implement temporary import surcharges and has proposed additional tariffs on multiple trading partners, and related court challenges remain pending, contributing to ongoing uncertainty around the scope and duration of U.S. tariff measures. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and product used in our drug development, clinical manufacturing and future commercial activities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. We have in the past and may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, derivation proceedings, post grant review, inter partes review before the USPTO, or as counterclaims in litigation initiated by us. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts and any such license could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all, including because companies that perceive us to be a competitor may be unwilling to assign or licenses rights to use, and if such an instance arises, our ability to commercialize our product candidates may be impaired or delayed, or we may have to abandon development of the related program or product candidate, which could in turn significantly harm our business. Parties making claims against us may also seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. We may also have to redesign our products, which may not be commercially or technically feasible or require substantial time and expense.
In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right, and we may also be required to indemnify collaborators or contractors against such claims. Even if we are successful in defending against such claims, litigation can be expensive and time-consuming and could divert resources and management’s attention from our core business. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and if research analysts or investors perceive these results to be negative, it could have an adverse effect on the price or trading volume of our common stock.
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
We have in the past experienced, and expect to continue to experience, growth in the scope of our operations, particularly in the areas of research, clinical development and regulatory affairs as we continue to advance the clinical programs for our product candidates. In addition, if any of our product candidates receives marketing approval, we will need to build out our sales and marketing capabilities, either on our own or with others. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, improve our facilities, and continue to recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and could divert business development resources and management’s attention. We may not be able to effectively manage any further expansion of our operations, recruit and train additional qualified personnel, or succeed at effectively integrating employees into our operations. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Business disruptions could seriously impact our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our CDMOs, clinical trial sites, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, geopolitical events, including civil or political unrest in any of our business locations, terrorism, insurrection or war (such as the ongoing conflicts in the Middle East and Eastern Europe), as well as other business interruptions, for which we are predominantly self-insured. Our existing business continuity preparations may not sufficiently mitigate the occurrence of any of these business disruptions, which could have a material adverse impact on our operations and financial condition and increase our costs and expenses.
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
In addition, such a breach or cybersecurity incident may require public disclosure or notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, industry standards, our policies and our contracts, if applicable. These notices may be costly and could cause reputational harm and impede our ability to compete, and our ultimate disclosure or failure to comply with such requirements could lead to a material adverse effect on our business or financial condition. Moreover, federal, state and foreign laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail.
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
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, (v) insider trading laws that restrict the buying and selling of shares of securities while in possession of material non-public information, (vi) federal and state data privacy laws and regulations and (vii) contractual obligations of Vir Bio or such parties. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical studies, creating fraudulent data in our preclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and/or cause reputational harm.

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
Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, reputational harm or adverse changes to our business practices. Defending against litigation can be expensive and time-consuming and could divert resources and management’s attention from our core business. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.
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
During the quarterly period covered by this report, none of our directors or officers entered into or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) except as follows.

On April 27, 2026, Mark Eisner, M.D., M.P.H., our former Executive Vice President and Chief Medical Officer, terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the Eisner Trading Plan). The Eisner Trading Plan was originally adopted on May 19, 2025 for the purpose of selling shares of the Company’s common stock, with a duration lasting until December 31, 2026. As of April 27, 2026, a total of 1,889 shares had been sold pursuant to the Eisner Trading Plan. No further trades will be executed under the Eisner Trading Plan.
On May 26, 2026, for estate and financial planning purposes, Vanina de Verneuil, J.D., our Executive Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the de Verneuil Trading Plan). The de Verneuil Trading Plan provides for sales of RSU and employee stock purchase plan (ESPP) shares pursuant to market and limit orders, which orders will be in effect from approximately September 1, 2026 to August 31, 2027. The RSU share sales are intended to generate funds to satisfy Ms. de Verneuil’s tax obligations in connection with RSU shares that will vest in 2026 and 2027 pursuant to RSU awards granted to her. The total number of RSU and ESPP shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the number of ESPP shares purchased in the future, the Company’s stock price, and the number of RSU shares that are sold upon vesting pursuant to the mandatory sell to cover tax withholding arrangements included in her applicable RSU agreements. Under the Company’s 10b5-1 plan guidelines, Ms. de Verneuil is prohibited from selling more than 50,000 shares in a single trading day. The de Verneuil Trading Plan will expire upon the earlier of (i) the date all sales contemplated by the de Verneuil Trading Plan have been executed, or (ii) August 31, 2027.

Item 6. Exhibits.
(a)Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39083	3.1	10/16/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39083	3.1	03/08/2023

10.1†	Second Amendment to the License Agreement between the Company and Amunix Pharmaceuticals, Inc., dated June 24, 2026					X

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

VIR BIOTECHNOLOGY, INC.

Date: August 5, 2026	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Brent Sabatini
Brent Sabatini, CPA, MBA Senior Vice President and Chief Accounting Officer (Principal Financial Officer)