Form 10-Q
period 2026-09-30
Vir Biotechnology, Inc.
filed 2026-11-04
CIK 1706431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, the registrant had 171,270,773 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,866	$232,185
Short-term investments	235,769	228,753
Restricted cash and cash equivalents, current	1,933	1,922
Equity investments	3,722	6,077
Prepaid expenses and other current assets	47,983	45,143
Total current assets	508,273	514,080
Intangible assets, net	7,628	7,850
Goodwill	16,937	16,937
Property and equipment, net	47,769	55,620
Operating right-of-use assets	57,993	62,099
Restricted cash and cash equivalents, noncurrent	6,915	6,963
Long-term investments	442,932	314,575
Other assets	23,408	24,699
TOTAL ASSETS	$1,111,855	$1,002,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,324	$9,803
Accrued and other liabilities	69,335	83,012
Total current liabilities	80,659	92,815
Operating lease liabilities, noncurrent	81,459	89,054
Contingent consideration obligation, noncurrent	32,980	34,100
Other long-term liabilities	20,721	21,578
TOTAL LIABILITIES	215,819	237,547
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 169,414,129 and 139,474,954 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	17	14
Additional paid-in capital	2,242,553	1,965,090
Accumulated other comprehensive loss	(6,896)	(2,057)
Accumulated deficit	(1,339,638)	(1,197,771)
TOTAL STOCKHOLDERS’ EQUITY	896,036	765,276
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,111,855	$1,002,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
License and collaboration revenue	$(200)	$(65)	$238,694	$(630)
Grant revenue	12	305	35	1,726
Other revenue	—	—	—	3,390
Total revenues	(188)	240	238,729	4,486
Operating expenses:
Cost of revenue	—	(11)	—	—
Research and development	80,040	151,463	324,245	367,617
Selling, general and administrative	24,430	22,231	77,965	68,458
Restructuring, long-lived assets impairment and related charges, net	—	—	—	(182)
Total operating expenses	104,470	173,683	402,210	435,893
Loss from operations	(104,658)	(173,443)	(163,481)	(431,407)
Other income:
Change in fair value of equity investments	(409)	1,335	(2,302)	4,335
Interest income	9,323	9,363	25,478	32,436
Other expense, net	(651)	(228)	(1,356)	(74)
Total other income	8,263	10,470	21,820	36,697
Loss before benefit from (provision for) income taxes	(96,395)	(162,973)	(141,661)	(394,710)
Benefit from (provision for) income taxes	143	(168)	(206)	(354)
Net loss	$(96,252)	$(163,141)	$(141,867)	$(395,064)
Net loss per share, basic and diluted	$(0.57)	$(1.17)	$(0.88)	$(2.86)
Weighted-average shares outstanding, basic and diluted	169,275,049	138,930,173	161,555,686	138,287,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(96,252)	$(163,141)	$(141,867)	$(395,064)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(2,328)	260	(4,945)	(338)
Pension actuarial gain	34	50	106	144
Total other comprehensive (loss) income	(2,294)	310	(4,839)	(194)
Comprehensive loss	$(98,546)	$(162,831)	$(146,706)	$(395,258)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2026	169,185,671	$17	$2,230,464	$(4,602)	$(1,243,386)	$982,493
Vesting of restricted common stock	47,966	—	—	—	—	—
Exercise of stock options	180,492	—	1,634	—	—	1,634
Stock-based compensation	—	—	10,455	—	—	10,455
Other comprehensive loss	—	—	—	(2,294)	—	(2,294)
Net loss	—	—	—	—	(96,252)	(96,252)
Balance at September 30, 2026	169,414,129	$17	$2,242,553	$(6,896)	$(1,339,638)	$896,036

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	138,886,274	$14	$1,941,386	$(2,221)	$(991,707)	$947,472
Vesting of restricted common stock	69,063	—	—	—	—	—
Exercise of stock options	67,257	—	101	—	—	101
Stock-based compensation	—	—	11,356	—	—	11,356
Other comprehensive income	—	—	—	310	—	310
Net loss	—	—	—	—	(163,141)	(163,141)
Balance at September 30, 2025	139,022,594	$14	$1,952,843	$(1,911)	$(1,154,848)	$796,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	139,474,954	$14	$1,965,090	$(2,057)	$(1,197,771)	$765,276
Issuance of common stock in connection with a follow-on public offering, net of issuance cost of $10,294	20,294,117	2	162,203	—	—	162,205
Issuance of common stock related to a collaboration agreement	7,239,382	1	75,723	—	—	75,724
Vesting of restricted common stock	1,728,094	—	—	—	—	—
Exercise of stock options	429,249	—	3,248	—	—	3,248
Issuance of common stock under employee stock purchase plan	248,333	—	1,356	—	—	1,356
Stock-based compensation	—	—	34,933	—	—	34,933
Other comprehensive loss	—	—	—	(4,839)	—	(4,839)
Net loss	—	—	—	—	(141,867)	(141,867)
Balance at September 30, 2026	169,414,129	$17	$2,242,553	$(6,896)	$(1,339,638)	$896,036

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	136,959,446	$14	$1,911,872	$(1,717)	$(759,784)	$1,150,385
Vesting of restricted common stock	1,366,748	—	—	—	—	—
Exercise of stock options	298,060	—	1,348	—	—	1,348
Issuance of common stock under employee stock purchase plan	398,340	—	1,757	—	—	1,757
Stock-based compensation	—	—	37,866	—	—	37,866
Other comprehensive loss	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	(395,064)	(395,064)
Balance at September 30, 2025	139,022,594	$14	$1,952,843	$(1,911)	$(1,154,848)	$796,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,867)	$(395,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,383	8,782
(Accretion of discounts) amortization of premiums on investments, net	(26)	7,925
Noncash lease expense	4,106	3,655
Change in fair value of equity investments	2,302	(4,335)
Change in estimated fair value of contingent consideration	(1,120)	11,570
Payment of contingent consideration in excess of acquisition date fair value	—	(17,140)
Stock-based compensation	34,933	37,866
Non-cash restructuring, long-lived assets impairment and related charges	—	399
Other non-cash items, net	159	40
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,840)	10,152
Other assets	1,291	(3,924)
Accounts payable	1,652	2,042
Accrued liabilities and other liabilities	(15,037)	(22,828)
Operating lease liabilities	(7,077)	(5,045)
Net cash used in operating activities	(115,141)	(365,905)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	363
Purchases of long-lived assets	(456)	(4,484)
Purchases of investments	(638,957)	(630,512)
Maturities and sales of investments	498,665	858,353
Net cash (used in) provided by investing activities	(140,748)	223,720
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,248	1,348
Proceeds from issuance of common stock under ESPP	1,356	1,757
Issuance of common stock related to a follow-on public offering, net of issuance costs	162,205	—
Issuance of common stock related to a collaboration agreement	75,724	—
Other financing activities	—	(359)
Net cash provided by financing activities	242,533	2,746
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(13,356)	(139,439)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	241,070	318,695
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$227,714	$179,256
NONCASH INVESTING AND FINANCING ACTIVITIES:
Obtaining a right-of-use asset in exchange for a lease liability	$—	$7,329
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash paid for income tax	$184	$2,266
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$218,866	$170,084
Restricted cash and cash equivalents, current	1,933	2,215
Restricted cash and cash equivalents, noncurrent	6,915	6,957
Total cash, cash equivalents and restricted cash and cash equivalents	$227,714	$179,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Business Overview
Vir Biotechnology, Inc. (Vir Bio or the Company) is a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. Its clinical-stage portfolio includes programs for chronic hepatitis delta and multiple PRO-XTEN® dual-masked T-cell engagers (TCEs) across validated targets in solid tumor indications. Vir Bio also has a portfolio of preclinical programs across a range of oncologic malignancies. Vir Bio has exclusive rights to the PRO-XTEN® masking platform for oncology and infectious disease. PRO-XTEN® is a trademark of Amunix Pharmaceuticals, Inc., a Sanofi company.
Liquidity and Capital Resources
In November 2023, the Company filed an automatic shelf registration statement on Form S-3 and a related prospectus (the 2023 Shelf Registration Statement) with the U.S. Securities and Exchange Commission (SEC) for the issuance of debt securities, common stock, preferred stock and warrants from time to time in one or more offerings.
In November 2023, the Company entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the 2023 Shelf Registration Statement. The Company will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of September 30, 2026, no shares have been sold under the Sales Agreement. The Sales Agreement expired in November 2026.
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
As of September 30, 2026, the Company had approximately $901.3 million in cash, cash equivalents, and investments, which the Company believes would be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company also had approximately $8.8 million in restricted cash and cash equivalents as of September 30, 2026.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. All intercompany balances and transactions have been eliminated upon consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily includes funds to secure standby letters of credit and security deposits with financial institutions under lease agreements and funds restricted as to withdrawal or usage under grant agreements.
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
Cash Equivalents and Available-for-Sale Securities
The following tables summarize the Company’s Level 1 and Level 2 financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$80,101	$—	$—	$80,101
U.S. government treasuries	Level 2	421,395	41	(2,337)	419,099
U.S. government agency bonds and discount notes	Level 2	60,277	—	(569)	59,708
Asset-backed securities	Level 2	68,829	17	(143)	68,703
Corporate bonds	Level 2	228,146	43	(894)	227,295
Equity securities	Level 1	N/A	N/A	N/A	3,722
Total financial assets		$858,748	$101	$(3,943)	$858,628
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(7,927)
Plus: Cash deposits					50,588
Total cash, cash equivalents and investments					$901,289

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Assets:
Money market funds	Level 1	$86,607	$—	$—	$86,607
U.S. government treasuries	Level 2	310,148	341	(3)	310,486
U.S. government agency bonds and discount notes	Level 2	45,773	6	(16)	45,763
Asset-backed securities	Level 2	84,676	277	—	84,953
Corporate bonds	Level 2	156,160	499	(1)	156,658
Equity securities	Level 1	N/A	N/A	N/A	6,077
Total financial assets		$683,364	$1,123	$(20)	$690,544
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash equivalents invested in money market funds					(7,916)
Plus: Cash deposits					98,962
Total cash, cash equivalents and investments					$781,590
Accrued interest receivables excluded from both the fair value and amortized cost basis of the available-for-sale debt securities are presented within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. Accrued interest receivables amounted to $5.4 million and $3.6 million as of September 30, 2026 and December 31, 2025, respectively. The Company did not write off any accrued interest receivables during the nine months ended September 30, 2026 and 2025.
The Company recognized total net unrealized losses of $3.8 million and total net unrealized gains of $1.1 million in accumulated other comprehensive loss as of September 30, 2026 and December 31, 2025, respectively. The gross unrealized losses as of September 30, 2026 were due to changes in interest rates and temporary in nature. The Company currently does not intend, and it is highly unlikely that it will be required, to sell these securities before recovery of their amortized cost basis. As of September 30, 2026, no securities have contractual maturities (or weighted average life for asset-backed securities) longer than two years.
As of September 30, 2026, the Company’s equity investment consisted solely of ordinary shares of Brii Biosciences Limited (Brii Bio Parent). The equity securities of Brii Bio Parent are listed on the Stock Exchange of Hong Kong Limited and are considered to be marketable equity securities measured at fair value at each reporting date. Changes in fair value are recognized as other income in the unaudited condensed consolidated statement of operations.
Contingent Consideration
Contingent consideration primarily includes potential milestone payments in connection with the acquisition of Humabs BioMed SA (Humabs) in 2017. The Company classifies the contingent consideration as Level 3 financial liabilities within the fair value hierarchy as of September 30, 2026 and December 31, 2025. The estimated fair value of the contingent consideration related to the Humabs acquisition was determined by calculating the probability-weighted regulatory and commercial milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved.
As of September 30, 2026, the Company calculated the estimated fair value of the remaining regulatory milestone related to tobevibart using the following significant unobservable inputs:

Unobservable input	Value
Discount rate	17.5%
Probability of achievement	85.5%

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
For the commercial milestones, the Company used a Monte Carlo simulation because of the availability of discrete revenue forecasts. As of September 30, 2026, the Monte Carlo simulation assumed a commercial product launch and associated discrete revenue forecasts, as well as the following significant unobservable inputs for the remaining commercial milestones related to tobevibart:

Unobservable input	Value
Volatility	65.0%
Discount rate	12.0%
Probability of achievement	85.5%
The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due. As of September 30, 2026 and December 31, 2025, the estimated fair value of the contingent consideration related to the Humabs acquisition was $33.0 million and $34.1 million, respectively, with changes in the estimated fair value recorded in research and development expenses in the unaudited condensed consolidated statements of operations. The estimated fair value of the contingent consideration related to the Humabs acquisition involves significant estimates and assumptions, which give rise to measurement uncertainty.
The following table sets forth the changes in the estimated fair value of the Company’s contingent consideration obligations (in thousands):

Contingent Consideration Obligation
Balance at December 31, 2025	$34,100
Changes in fair value	(1,120)
Balance at September 30, 2026	$32,980
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
The fair market value of the common stock issued to the Gates Foundation was $28.5 million, based on the closing stock price of $37.65 per share on the closing date and taking into account a discount for the lack of marketability due to the restrictions in place on the underlying shares, resulting in a $11.3 million premium received by the Company. The Company accounted for the common stock issued to the Gates Foundation based on its fair market value on the closing date. The stock purchase premium is recognized over time as required research and development activities are performed to advance the Company’s vaccinal antibody program. As of September 30, 2026, the Company had unrecognized premium balance of $8.1 million on its unaudited condensed consolidated balance sheet, including $3.6 million as part of accrued and other liabilities and $4.5 million as part of other long-term liabilities.
During 2025, all of the grant agreements expired except for the HIV vaccine program. Upon the expiration of the vaccinal antibody program grant the Company returned $9.5 million of unused grant funds to the Gates Foundation. The term of the HIV vaccine program grant agreement will expire mid-2027, unless earlier terminated by the Gates Foundation for the Company’s breach, failure to progress the funded project, in the event of the Company’s change of control, change in the Company’s tax status, or significant changes in the Company’s leadership that the Gates Foundation reasonably believes may threaten the success of the project.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Grant payments received in advance that are related to future research activities are deferred and recognized as revenue as the required research and development activities are performed. The grant revenue for the three and nine months ended September 30, 2026 and 2025 was not material. As of September 30, 2026 and December 31, 2025, the Company had $1.8 million within accrued and other liabilities on its condensed consolidated balance sheet, related to funds to be refunded to the Gates Foundation. The funds related to the $1.8 million liability as of September 30, 2026 is classified within restricted cash and cash equivalents, current on the Company’s condensed consolidated balance sheet.
5. Collaboration and License Agreements
Collaboration and License Agreement with Astellas US LLC
On April 15, 2026, the Company closed the previously announced Collaboration and License Agreement (the Astellas Collaboration Agreement) with Astellas US LLC (together with its subsidiaries and affiliates (including its indirect parent, Astellas Pharma Inc.), Astellas). Upon closing, the Company received $240.0 million upfront payment from Astellas.
Concurrently with the closing of the Astellas Collaboration Agreement, the Company also closed the Stock Purchase Agreement with Astellas (the Astellas SPA, together with the Astellas Collaboration Agreement, the Astellas Agreements), under which Astellas purchased 7,239,382 shares of the Company’s common stock for an aggregate purchase price of approximately $75.0 million. The fair value of the common stock was $75.7 million, based on the market price of $10.46 per share on the closing day. As a result, $0.7 million of the $240.0 million upfront payment under the Astellas Collaboration Agreement was attributed to the common stock issuance for accounting purposes, resulting in a residual upfront payment of $239.3 million. The Astellas SPA includes standstill, voting and lockup provisions, with customary exceptions, that expire one year after the date of the closing of the Astellas SPA. One year after the closing of the Astellas SPA, Astellas will have, under certain circumstances, a customary right to require the Company to register the resale of the shares purchased pursuant to the Astellas SPA.
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
The Company recognized the residual upfront payment of $239.3 million in the second quarter of 2026 as license and collaboration revenue, related to the transfer of the VIR‑5500 Program License in its unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2026, the Company recorded approximately $8.6 million and $13.6 million reduction of research and development expense, respectively, related to expected development cost-share reimbursements from Astellas. As of September 30, 2026, the Company had $8.6 million of collaboration receivables, which are classified within prepaid expenses and other current assets on its unaudited condensed consolidated balance sheet.
Additionally, in accordance with the Company’s license agreement with Sanofi, the Company will share with Sanofi 20% of certain collaboration proceeds from the Astellas Agreements, including the upfront payment and the portion of milestones, profit-share and royalties that exceed amounts already owed to Sanofi. In June 2026, after the closing of the Astellas Agreements, the Company made a $48.0 million payment to Sanofi, which was recorded as a research and development expense in the second quarter of 2026.
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
During the three and nine months ended September 30, 2026, the Company recorded approximately $3.4 million and $10.9 million of cost reimbursement as reductions of research and development expenses, respectively, in its unaudited condensed consolidated statement of operations. As of September 30, 2026, the Company recorded $3.3 million of collaboration receivables, which are classified within prepaid expenses and other current assets on its unaudited condensed consolidated balance sheet.
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
6. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consists of the following (in thousands).

	Useful life (in years)	September 30, 2026	December 31, 2025
Leasehold improvements	8 - 12	$56,293	$56,180
Laboratory equipment	5	41,216	40,961
Furniture and fixtures	5	2,890	2,836
Computer equipment	3	2,692	2,689
Construction in progress	N/A	—	114
Property and equipment, gross		103,091	102,780
Less: accumulated depreciation		(55,322)	(47,160)
Total property and equipment, net		$47,769	$55,620
Depreciation expenses were $2.7 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and $8.1 million and $8.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Accrued and Other Liabilities
Accrued and other liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Research and development expenses	$28,660	$35,299
Payroll and related expenses	17,850	28,724
Operating lease liabilities, current	9,316	8,798
Other professional and consulting expenses	5,216	3,327
Excess funds payable under grant agreements	1,836	1,825
Other accrued expenses	6,457	5,039
Total accrued and other liabilities	$69,335	$83,012

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and Contingencies
Manufacturing and Supply Agreements
The Company has entered into various scopes of work with third-party CDMOs to support the advancement of its pipeline programs. As of September 30, 2026 , the Company had unaccrued unpaid commitments of approximately $5.3 million under manufacturing agreements related to elebsiran and tobevibart and unaccrued unpaid commitments of approximately $17.8 million under manufacturing agreements related to its oncology programs.
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
Stock Options Granted to Employees
The fair value of stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term of options (in years)	6.1	N/A	5.5 - 6.1	5.5 - 6.1
Expected stock price volatility	81.3% - 81.4%	N/A	81.3% - 93.3%	87.6% - 89.9%
Risk-free interest rate	4.4% - 4.9%	N/A	3.8% - 4.9%	4.0% - 4.5%
Expected dividend yield	—	—	—	—
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
Stock-Based Compensation Expense
Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The following table sets forth the total stock-based compensation expense for all awards granted to employees and non-employees and the ESPP in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,436	$5,546	$15,951	$19,497
Selling, general and administrative	6,019	5,810	18,982	18,369
Total stock-based compensation	$10,455	$11,356	$34,933	$37,866
9. Net Loss Per Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding and potential dilutive common stock equivalents outstanding during the period as determined in accordance with the treasury stock method. For periods that the Company was in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock equivalents outstanding would have been anti-dilutive.
The following is a calculation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(96,252)	$(163,141)	$(141,867)	$(395,064)
Weighted-average shares outstanding, basic and diluted	169,275,049	138,930,173	161,555,686	138,287,533
Net loss per share, basic and diluted	$(0.57)	$(1.17)	$(0.88)	$(2.86)
Securities that could potentially dilute basic net loss per common share in the future that were not included in the computation of diluted net loss per common share because to do so would have been antidilutive for the periods presented were primarily as follows:

	Three and Nine Months Ended September 30,
	2026	2025
Options issued and outstanding	9,487,422	8,808,357
Unvested restricted shares	6,417,276	5,984,554
Total	15,904,698	14,792,911

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Income Taxes
The table below presents our loss before benefit from (provision for) income taxes, benefit from (provision for) income taxes and effective tax rate for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss before benefit from (provision for) income taxes	$(96,395)	$(162,973)	$(141,661)	$(394,710)
Benefit from (provision for) income taxes	$143	$(168)	$(206)	$(354)
Effective tax rate	0.1%	(0.1%)	(0.1%)	(0.1%)
The Company is subject to income taxes in the United States and foreign jurisdictions. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, the Company’s effective tax rates will vary depending on the relative proportion of foreign to United States income or loss, the utilization of net operating loss and tax credit carry forwards and carrybacks, changes in jurisdictional mix of income and expense, changes in management’s assessment of matters such as the ability to realize deferred tax assets, and changes in tax laws.
Unrecognized tax benefits were $19.0 million and $17.3 million as of September 30, 2026 and December 31, 2025, respectively, and if recognized, would favorably affect the effective tax rate in future periods.
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
The following table summarizes segment revenues by geographic area (in thousands). The Company’s revenues primarily include license and collaboration revenues recognized under the Company’s collaboration with Astellas. Revenue is attributed to geographic areas based on the location of the Company’s customers and collaboration counterparties.

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment revenue attributed to:	2026	2025	2026	2025
U.S.
Astellas	$—	$—	$239,276	$—
Other	26	305	49	1,726
Foreign	(214)	(65)	(596)	2,760
Total segment and consolidated revenue	$(188)	$240	$238,729	$4,486
The Company’s long-lived assets are primarily located in the U.S.

VIR BIOTECHNOLOGY, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The segment revenue, segment profit or loss, and significant segment expenses regularly provided to CODM are summarized as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment revenue	$(188)	$240	$238,729	$4,486
Less: Segment expenses (1)
Cost of revenue	—	(11)	—	—
Research and development
Contract manufacturing	25,755	9,644	85,729	33,043
Personnel (2)	25,797	27,677	85,837	94,560
Clinical costs	22,785	21,017	71,451	61,984
Licenses, collaborations and contingent consideration, net	(11,852)	76,414	26,550	124,306
Other R&D (3)	17,555	16,711	54,678	53,724
Selling, general and administrative (2)	24,430	22,231	77,965	68,458
Restructuring, long-lived assets impairment and related charges, net	—	—	—	(182)
Plus: Other segment items (4)	8,406	10,302	21,614	36,343
Segment and consolidated net loss	$(96,252)	$(163,141)	$(141,867)	$(395,064)
(1) Refer to Note 6 Balance Sheet Components for depreciation and amortization expenses included in segment expenses.
(2) Refer to Note 8 Stock-Based Awards for stock-based compensation expenses included in segment expenses.
(3) Other research and development expenses primarily includes non-personnel research expenses, allocated facility and IT expenses, and depreciation expenses.
(4) Other segment items include change in fair value of equity investments, interest income, other expense, net, and benefit from (provision for) income taxes, all of which were presented on the condensed consolidated statements of operations.
12. Subsequent Event
On October 9, 2026, the Company and Gilead Sciences, Inc. (Gilead) entered into a Collaboration and License Agreement (the Gilead Collaboration Agreement). Under the terms of the Gilead Collaboration Agreement, the Company will be responsible for discovery, design and optimization of three novel PRO-XTEN® dual-masked TCE preclinical development candidates targeting selected solid tumor-associated antigens. Gilead will have an exclusive license to nominate and advance candidates generated under the collaboration and will be responsible for subsequent development, manufacturing and commercialization activities.
Concurrently with the execution of the Gilead Collaboration Agreement, the Company and Gilead also entered into a Stock Purchase Agreement (the Gilead SPA), pursuant to which Gilead purchased 1,765,486 shares of Vir Bio’s common stock at $14.16 per share for an aggregate purchase price of approximately $25.0 million. The Gilead SPA includes standstill, voting and lockup provisions, with customary exceptions, that expire one year after the date of the closing of the Gilead SPA.
The Company received $90.0 million cash consideration in October 2026, which included $65.0 million in upfront payment and the $25.0 million equity investment. The Company will be eligible to receive up to $45.0 million in potential near-term preclinical milestones and up to $1.74 billion in further development, regulatory and commercial milestones, along with tiered high single-digit to low double-digit royalties on net sales.

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
Overview
We are a clinical-stage biopharmaceutical company focused on powering the immune system to transform lives by discovering and developing medicines for serious infectious diseases and cancer. At Vir Bio, we have a bold vision – powering the immune system to transform lives. Our clinical-stage portfolio includes programs for chronic hepatitis delta (CHD) and multiple PRO-XTEN® dual-masked T-cell engagers (TCEs) across validated targets in solid tumor indications. We also have a preclinical portfolio of programs across a range of oncologic malignancies.
In CHD, our ECLIPSE registrational program is fully underway with all three trials initiated. Should the ECLIPSE program yield positive results that support regulatory approval and subsequent commercial launch, we believe the combination of elebsiran and tobevibart has the potential to be a new standard of care for hepatitis delta patients, for whom approved treatment options are either limited or unavailable. In oncology, we are advancing phase 1 clinical studies for our PRO-XTEN® dual-masked TCEs: VIR-5500 in patients with PSMA-expressing metastatic castration-resistant prostate cancer (mCRPC), VIR-5818 in patients with HER2-expressing tumors, and VIR-5525 in patients with EGFR-expressing tumors. In addition, we are developing therapeutic candidates in HIV cure and other solid tumors, leveraging our expertise and platform strengths, and we have made available for external partnerships our next-generation preclinical influenza A and B antibodies and antibody-drug conjugates.
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
Significant Developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2026. For additional developments or for a more comprehensive discussion of certain developments below, see our Annual Report on Form 10-K for the year ended December 31, 2025.
CHD
•We will present expanded Phase 2 SOLSTICE results in oral presentations at the American Association for the Study of Liver Diseases (AASLD) The Liver Meeting® 2026 on November 8.
•Topline data from the pivotal ECLIPSE 1 trial are expected in the fourth quarter of 2026.
•Topline data from the ECLIPSE 2 and ECLIPSE 3 trials are expected in the first quarter of 2027.
•Data from ECLIPSE 1, ECLIPSE 2 and ECLIPSE 3 will be part of a comprehensive global filing package.
Oncology
VIR-5500/ASP6958
•U.S. FDA granted Fast Track designation to VIR-5500, a PSMA-targeted PRO-XTEN® dual-masked TCE, for the treatment of late-line mCRPC.
•VIR-5500 has achieved proof of concept, reinforcing the scientific rationale for advancing the program into late-stage development. We expect multiple pivotal trials to begin in 2027.
•VIR-5500 is currently being evaluated in a Phase 1 trial (NCT05997615) as a monotherapy and combination therapy across six dose-expansion cohorts. Indications include taxane naïve mCRPC, radioligand therapy naïve mCRPC, radioligand therapy exposed mCRPC and metastatic hormone sensitive prostate cancer.

VIR-5818
•The Phase 1 trial (NCT05356741) evaluating VIR-5818, a HER2-targeted PRO-XTEN® dual-masked TCE, safety and pharmacokinetics, with dose-escalation and signal-finding components, has enrolled patients with a variety of HER2-expressing cancers. Following recent feedback from the FDA, we intend to add backfill cohorts in a more homogeneous patient population in the monotherapy arm of the study to determine optimal dose and schedule. This is aligned with the FDA’s Project Optimus, an initiative to reform the dose optimization and dose selection paradigm in oncology drug development.
•Dose escalation of VIR-5818 in combination with pembrolizumab, a PD1 inhibitor, is ongoing.
•We expect to present data at a future scientific conference.
VIR-5525
•The Phase 1 trial (NCT06960395) of VIR-5525, an EGFR-targeted PRO-XTEN® dual-masked TCE, continues enrollment as expected, both as a monotherapy and in combination with pembrolizumab.
Preclinical Pipeline Candidates
•We announced a collaboration and license agreement with Gilead Sciences, Inc. (Gilead) to discover and engineer three novel PRO-XTEN® dual-masked TCE development candidates targeting selected solid tumor-associated antigens. Under the agreement, Gilead will have an exclusive license to develop and commercialize the novel TCEs.
◦In October 2026, we received $90 million in cash consideration, including a $65 million upfront payment and a $25 million equity investment, and are eligible to receive up to $45 million in potential near-term preclinical milestones. We also have the potential to receive up to $1.74 billion in further development, regulatory and commercial milestones, along with tiered royalties on net sales.
Corporate Update
•On October 5, 2026, we appointed Aziz Sawaf, MBEE, MBA, CFA, as our Executive Vice President and Chief Financial Officer.
•On October 7, 2026, we appointed David Liu, M.D., Ph.D., as our Executive Vice President and Chief Medical Officer.
•On October 27, 2026, we appointed Suzanne Topalian, M.D., to our Board of Directors and as a member of the Science and Technology Committee.
Our Collaboration, License and Grant Agreements
We have entered into collaboration, license and grant arrangements with various third parties. For details regarding these and other agreements, see Note 4—Grant Agreements and Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 5—Grant Agreements and Note 6—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Grant revenue is comprised of revenue derived from grant agreements with private organizations.
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
In addition, under some of our license agreements, we may incur additional clinical, and regulatory milestone payments based on the development progress of certain clinical programs. We may also be required to pay commercial milestone payments and royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report.
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
Selling, General and Administrative
Our selling, general and administrative expenses consist primarily of personnel-related expenses for personnel in executive, finance and other administrative functions, facilities and other allocated expenses, other expenses for outside professional services, including legal, audit and accounting services, insurance costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation. In the long-term as we advance our research and development programs toward potential commercialization, we expect our selling, general, and administrative expenses to increase in absolute dollars to support commercialization activities and related expansion in research and development activities.
Restructuring, long-lived asset impairment and related charges
Restructuring, long-lived asset impairment and related charges consist primarily of charges incurred in connection with our cost saving initiatives.
Change in Fair Value of Equity Investments
Change in fair value of equity investments consists of the remeasurement of our investment in Brii Biosciences Limited’s, or Brii Bio Parent’s, ordinary shares based on the quoted market price at each reporting date.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues:
License and collaboration revenue	$(200)	$(65)	$(135)	$238,694	$(630)	$239,324
Grant revenue	12	305	(293)	35	1,726	(1,691)
Other revenue	—	—	—	—	3,390	(3,390)
Total revenues	(188)	240	(428)	238,729	4,486	234,243
Operating expenses:
Cost of revenue	—	(11)	11	—	—	—
Research and development	80,040	151,463	(71,423)	324,245	367,617	(43,372)
Selling, general and administrative	24,430	22,231	2,199	77,965	68,458	9,507
Restructuring, long-lived assets impairment and related charges, net	—	—	—	—	(182)	182
Total operating expenses	104,470	173,683	(69,213)	402,210	435,893	(33,683)
Loss from operations	(104,658)	(173,443)	68,785	(163,481)	(431,407)	267,926
Other income:
Change in fair value of equity investments	(409)	1,335	(1,744)	(2,302)	4,335	(6,637)
Interest income	9,323	9,363	(40)	25,478	32,436	(6,958)
Other expense, net	(651)	(228)	(423)	(1,356)	(74)	(1,282)
Total other income	8,263	10,470	(2,207)	21,820	36,697	(14,877)
Loss before benefit from (provision for) income taxes	(96,395)	(162,973)	66,578	(141,661)	(394,710)	253,049
Benefit from (provision for) income taxes	143	(168)	311	(206)	(354)	148
Net loss	$(96,252)	$(163,141)	$66,889	$(141,867)	$(395,064)	$253,197
Revenues
The decrease in license and collaboration revenue for the three months ended September 30, 2026 compared to the same period in 2025 was nominal. The increase in license and collaboration revenue for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to the recognition of $239.3 million in license and collaboration revenue related to the upfront payment received under our collaboration and license agreement with Astellas (Astellas Collaboration Agreement).
The change in grant revenue for three and nine months ended September 30, 2026 compared to the same periods in 2025 was nominal.
There was no other revenue for the three months ended September 30, 2026 and 2025. The decrease in other revenue for the nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to one-time nonrecurring revenue recognized in the second quarter of 2025 in connection with option-expiration and the sale of clinical supply to Brii Bio Parent.

Research and Development Expenses
The following table shows the primary components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Contract manufacturing	$25,755	$9,644	$16,111	$85,729	$33,043	$52,686
Personnel	25,797	27,677	(1,880)	85,837	94,560	(8,723)
Clinical costs	22,785	21,017	1,768	71,451	61,984	9,467
Licenses, collaborations and contingent consideration, net	(11,852)	76,414	(88,266)	26,550	124,306	(97,756)
Other	17,555	16,711	844	54,678	53,724	954
Total research and development expenses	$80,040	$151,463	$(71,423)	$324,245	$367,617	$(43,372)
The decrease in research and development expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to:
•lower license, collaborations and contingent consideration expenses primarily due to a $75.0 million milestone payment due upon VIR-5525 achieving “first in human dosing” in the third quarter of 2025, as well as the recognition of cost recoveries in connection with our collaborations with Astellas and Norgine in the third quarter of 2026.
partially offset by:
•higher contract manufacturing attributable to our oncology and CHD programs.
The decrease in research and development expenses for the nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to:
•lower license, collaborations and contingent consideration expenses primarily due to a $75.0 million milestone payment due upon VIR-5525 achieving “first in human dosing” in the third quarter of 2025, a $30.0 million expense recognized in the first quarter of 2025 in connection with the Restated Alnylam Agreement, as well as lower contingent consideration expense in 2026 related to potential future milestone payments in connection with our CHD program and higher cost reimbursements in 2026 in connection with our collaboration with Astellas and Norgine. The decrease was partially offset by a $48.0 million payment to Sanofi made after the closing of the Astellas Collaboration Agreement in the second quarter of 2026;
•lower personnel expenses associated with headcount reductions.
partially offset by:
•higher contract manufacturing attributable to PPQ batches for our CHD program and increased manufacturing activities supporting the advancement of our oncology programs;
•higher clinical costs due to the advancement of our oncology and CHD programs.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to higher advisory and legal fees.
Restructuring, long-lived assets impairment and related charges
The change in restructuring, long-lived assets impairment and related charges for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was nominal.
Change in Fair Value of Equity Investments
Our equity investment consisted solely of shares of Brii Bio Parent, which is a marketable equity investment and remeasured to fair value at each reporting date. For the three and nine months ended September 30, 2026, we recognized an unrealized loss of $0.4 million and $2.3 million due to the change in fair value, respectively, compared to an unrealized gain of $1.3 million and $4.3 million for the same periods in 2025, respectively.

Interest Income
The change in interest income for the three months ended September 30, 2026 compared to the same period in 2025 was nominal. The decrease in interest income for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to lower cash balances and lower interest rates.
Other Expense, Net
The change in other expense, net for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was nominal.
Benefit from (Provision for) Income Taxes
The change in benefit from (provision for) income taxes for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was nominal.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
To date, we have financed our operations primarily through sales of our common stock from our initial public offering and subsequent follow-on offering, sales of our convertible preferred securities, and payments received under our grant and collaboration agreements. As of September 30, 2026, we had approximately $901.3 million in cash, cash equivalents, and investments and approximately $8.8 million in restricted cash and cash equivalents. As of September 30, 2026, our accumulated deficit was $1.3 billion.
In November 2023, we filed an automatic shelf registration statement on Form S-3 and a related prospectus (the “2023 Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (SEC) for the issuance of debt securities, common stock, preferred stock and warrants from time to time in one or more offerings.
In November 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC, as sales agent (TD Cowen), pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $300.0 million, through or to TD Cowen, acting as sales agent or principal. The shares will be offered and sold under the 2023 Shelf Registration Statement. We will pay TD Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. As of September 30, 2026, no shares have been issued under the Sales Agreement. The Sales Agreement expired in November 2026.
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
Subsequent to the end of the third quarter of 2026, we received $90.0 million cash consideration in connection with the closing of our Collaboration and License Agreement with Gilead Sciences, Inc. on October 9, 2026, consisting of a $65.0 million upfront payment and a $25.0 million equity investment.
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

We do not expect to generate significant revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings and receive approvals from the applicable regulatory bodies for such product candidates, if ever. We may continue to incur net losses for the foreseeable future. Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2026 as noted above will enable us to fund our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
Our primary operating lease arrangements are for office and laboratory spaces located in California and Switzerland with contractual lease periods expiring between 2033 and 2035. As of September 30, 2026, we expect to make total lease payments of approximately $110.4 million through 2035.
To date, we have entered into collaboration, license and acquisition agreements where the payment obligations are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we are required to make royalty payments in connection with the sale of products developed under those agreements. For additional information regarding these agreements, including our payment obligations thereunder, see Note 5—Collaboration and License Agreements to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 6—Collaboration and License Agreements to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. For information related to our future commitments under our facilities and manufacturing agreements, see Note 7—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and Note 9—Leases and Note 10—Commitments and Contingencies to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(115,141)	$(365,905)
Investing activities	(140,748)	223,720
Financing activities	242,533	2,746
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(13,356)	$(139,439)

Operating activities
Cash flows from operating activities is derived by adjusting our net income (loss) for non-cash items and changes in operating assets and liabilities. Cash used in operating activities during the nine months ended September 30, 2026 decreased compared to the same period in 2025 primarily due to the $240.0 million upfront payment received in 2026 under the Astellas Collaboration Agreement and milestone payments made in 2025 related to the first patient dosed in Phase 1 study evaluating VIR-5525 and the enrollment of the first patient in ECLIPSE registrational program for CHD, partially offset by a $48.0 million payment to Sanofi in 2026 after the closing of the Astellas Collaboration Agreement and increase in payments for contract manufacturing and clinical costs related to the advancement of our CHD and oncology programs.
Investing activities
Net cash from investing activities shifted from cash provided by investing activities in 2025 to cash used in investing activities in 2026. Cash used in investing activities during the nine months ended September 30, 2026 was primarily related to purchases of investments of $639.0 million, partially offset by $498.7 million in proceeds received from investments that matured or were sold. Cash provided by investing activities during the nine months ended September 30, 2025 was primarily due to $858.4 million in proceeds received from investments that matured or were sold, partially offset by purchases of investments of $630.5 million.
Financing activities
Cash provided by financing activities during the nine months ended September 30, 2026 increased compared to the same period in 2025 primarily due to the issuance of our common stock in connection with our follow-on public offering of $162.2 million and issuance of our common stock in connection with the Astellas Collaboration Agreement of $75.7 million.
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
There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2026, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 other than disclosed below.
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
Interest Rate Risk
We had cash, cash equivalents and restricted cash and cash equivalents of $227.7 million as of September 30, 2026, which primarily consisted of deposits in checking and sweep accounts at financial institutions and money market funds. Excluding equity investment, we also had short-term and long-term investments of $678.7 million as of September 30, 2026. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Our investment portfolio consists primarily of U.S. government treasuries, U.S. government agency bonds and discount notes, and securities issued by institutions with investment-grade credit ratings. These investments generally mature within two years and prior to our expected need for liquidity. Accordingly, we believe that our exposure to interest rate risk is not significant, and one percent movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2026.
Foreign Currency
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar. The functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of our foreign subsidiaries are remeasured into U.S. dollars at period end exchange rates and non-monetary assets and liabilities are remeasured to U.S. dollars using historical exchange rates. Revenue and expenses are translated at average rates throughout the respective periods. As of the date of this Quarterly Report on Form 10-Q, we are exposed to foreign currency risk primarily related to Euro, and Swiss Franc. Transaction gains and losses are included in other expense, net on the unaudited condensed consolidated statements of operations. We estimated that a 10% increase or decrease in current exchange rates were not material for the three and nine months ended September 30, 2026 and 2025.

Equity Investment Risk
We hold ordinary shares of Brii Bio Parent, which we acquired in connection with our collaboration, option and license agreement. These equity securities are measured at fair value with any changes in fair value recognized in our unaudited condensed consolidated statements of operations. The fair value of these equity securities was approximately $3.7 million as of September 30, 2026. Changes in the fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 10% increase or decrease in the stock price of these equity securities would increase or decrease their fair value as of September 30, 2026 by approximately $0.4 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Although certain of our product candidates have received Fast Track and/or Breakthrough Therapy designation from the U.S. Food and Drug Administration (FDA), as well as PRIME designation from the EMA and European orphan drug designation, there can be no assurance that any of our product candidates that receive such designations in the United States or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
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
•We are a party to strategic collaboration and license agreements pursuant to which we are obligated to make substantial payments, including to fund our share of development activities and upon achievement of milestone events, and in certain cases, we have relinquished important rights over the development and commercialization of certain current and future product candidates. We may explore additional strategic collaborations, which may never materialize or may require that we spend significant additional capital or that we relinquish rights to and control over the development and commercialization of our product candidates.
•The deployment of AI in our or our collaborators’ efforts to discover, develop and engineer next-generation antibodies or other investigational products or components, could have a material adverse effect on our business, financial condition or results of operations, and our competitors may be able to utilize such technologies more effectively than we can.
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
Although we recorded net income for the years ended December 31, 2022 and 2021 and for the three months ended June 30, 2026, we have otherwise incurred net losses since inception in April 2016. We had net loss of $141.9 million and $395.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.3 billion.
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
As of September 30, 2026, we had cash, cash equivalents and investments of approximately $901.3 million. Based upon our current operating plans, we believe that this amount will fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. In addition, because the design and outcome of our clinical studies are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of our product candidates, if approved, or any future product candidates that we develop. The dynamic and rapidly evolving nature of our business also makes it difficult to estimate with certainty our future revenue and expenses after any such successful development and commercialization.

We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as clinical trial financing and other collaborations, strategic alliances and licensing arrangements with other companies, or any combination of these approaches. Our future capital requirements will depend on many factors, including:
•the scope, timing, progress, results and costs of preclinical development, laboratory testing and clinical studies of our product candidates and of potential product candidates that we may pursue in the future;
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
We are pursuing development of the combination of elebsiran and tobevibart as a treatment for CHD, which includes both our ECLIPSE registrational trial program evaluating the doublet combination and an ongoing Phase 2 SOLSTICE clinical trial evaluating tobevibart as a monotherapy in addition to the doublet combination. Each of these product candidates has demonstrated direct antiviral activity and the potential to stimulate an effective immune response.
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

If we are unable to design and execute a clinical trial to support regulatory approval, we will suffer setbacks that could negatively impact our business, financial condition, results of operations and prospects. Moreover, our inability to bring a product to market or a significant delay in the expected approval and related launch date of a new product could have a negative effect on our stock price and related market capitalization, or on our ability to raise capital.
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
Although certain of our product candidates have received Fast Track and/or Breakthrough Therapy designation from the FDA, as well as PRIME designation from the EMA and European orphan drug designation, there can be no assurance that any of our product candidates that receive such designations in the United States or similar designations in any other regulatory jurisdictions will maintain such designations or receive regulatory approval any sooner than other product candidates that do not have such designations, or at all.
In June 2024 and December 2024, we announced that the FDA granted Fast Track designation and Breakthrough Therapy designation, respectively, for the combination of elebsiran and tobevibart for the treatment of CHD. In addition, the combination received PRIME designation from the EMA and European orphan drug designation in December 2024 for the same indication. Moreover, in October 2026, we announced that the FDA granted Fast Track designation to VIR-5500 for the treatment of late-line mCRPC. We can provide no assurances that the combination of elebsiran and tobevibart, VIR-5500, or any of our other product candidates that receive Fast Track, Breakthrough Therapy, Priority Review or similar designations in the U.S., EU or in any other regulatory jurisdictions will receive regulatory approval any sooner than other product candidates that do not have such designations, or at all. The FDA, EMA or other foreign regulatory authorities may also withdraw or revoke any such designation or elect to treat designated candidates in a manner different from what was originally indicated, if determined that any such product candidates that receive such designations no longer meet the relevant criteria. Failure to realize the potential benefits of any of these designations could materially and adversely affect our business, financial condition, cash flows and results of operations. For additional information, see the sections titled “Part I, Item 1. Business—Government Regulation and Product Approval—Expedited Development and Review Programs” and “Part I, Item 1. Business—Government Regulation and Product Approval—Foreign Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

A failure or significant delay of a clinical study can occur at any stage. For example, during initial dose escalation, we, the FDA or comparable foreign regulatory authorities have in the past imposed and may in the future impose, restrictions relating to chemistry, manufacturing and control (CMC) standards, and such restrictions could delay or limit our evaluation of a product candidate and its subsequent advancement to late-stage studies. Similarly, consistent with the FDA's Project Optimus initiative, FDA feedback has in the past required, and may in the future require, us to modify our oncology clinical trials to further evaluate dose and schedule. In addition, we, the FDA or comparable foreign regulatory authorities, or any institutional review boards for any planned or ongoing study, could impose a clinical hold on such study, which could halt enrollment and/or require discontinuation for any product candidates under evaluation. Also, the availability of superior or competitive therapies coupled with changing standards of care could limit our ability to perform placebo-controlled studies or require us to enroll a larger number of subjects to address competing treatments. Moreover, preclinical and clinical data are susceptible to varying interpretations and analyses that can result in product candidates failing to obtain marketing approval. Any of these or other unforeseen events could delay or prevent us from receiving marketing approval and ultimately commercializing our product candidates.
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
We are a party to strategic collaboration and license agreements pursuant to which we are obligated to make substantial payments, including to fund our share of development activities and upon achievement of milestone events, and in certain cases, we have relinquished important rights over the development and commercialization of certain current and future product candidates. We may explore additional strategic collaborations, which may never materialize or may require that we spend significant additional capital or that we relinquish rights to and control over the development and commercialization of our product candidates.
We are a party to various strategic collaboration and license agreements that are important to our business and to our current and future product candidates, pursuant to which we license a number of technologies to form our technology platforms and in-license certain product candidates, as well as out-license select product candidates or technologies to other companies for further development and potential commercialization. Certain of these agreements contain obligations that require us to make substantial payments to fund our share of development activities or in the event certain milestone events are achieved with respect to an in-licensed product candidate, or alternatively to relinquish certain rights relating to the development and commercialization of an out-licensed product candidate. In addition, some of our strategic collaborations include target- or program-specific exclusivity provisions that may limit our ability to pursue overlapping preclinical or clinical development programs or enter into collaborations with other partners involving the same or related targets or product candidates.
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
•while we assumed regulatory sponsorship for certain in-licensed TCE trial programs, regulatory sponsorship for certain programs has subsequently been transferred from us to our co-development partners or other collaborators, and we also have in the past and may in the future rely on licensors to continue serving as regulatory sponsors until a complete transition of sponsorship could be made, and in each case these other companies will execute all appropriate sponsorship responsibilities or delegate such responsibilities and thereby limit our ability to direct those clinical trial programs;
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
•our strategic collaborators may select dosages or indications, or design clinical studies, in a way that may be less successful than if we were doing so or in a way that may differ from our strategy, which could negatively impact our development, manufacturing and commercialization of the same or a similar product candidate;
•our strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement, or may delay or deprioritize such programs based on data readouts, changes in their strategic focus as a result of an acquisition of competitive products or other internal pipeline advancements, availability of funding or other external factors, that diverts resources or creates competing priorities, which could reduce or eliminate our ability to realize the anticipated future value from such collaborations;
•several programs that are or may be the subject of our strategic collaborations are preclinical or in early-stage clinical development and our strategic collaborators may determine that such programs do not meet their internal technical, safety, efficacy or commercial thresholds to justify further development or commercialization, which could limit our ability to realize their anticipated future value;
•disputes have arisen and may in the future arise between us and our strategic collaborators that result in costly litigation or arbitration that diverts resources and management’s attention from our core business;
•our strategic collaborators may experience financial difficulties;
•any milestones that would trigger payments pursuant to our strategic collaborations may not occur on the anticipated timelines, or at all;
•our strategic collaborators may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation, or may allege such claims against us; and
•our strategic collaborators could terminate the arrangement or not exercise their opt-in rights, which may delay the development or increase the cost of developing our product candidates and result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
If these or other risks from our current or potential future strategic collaborations and licenses occur, our business, financial condition, results of operations or prospects could be harmed.

The deployment of AI in our or our collaborators’ efforts to discover, develop and engineer next-generation antibodies or other investigational products or components, could have a material adverse effect on our business, financial condition or results of operations, and our competitors may be able to utilize such technologies more effectively than we can.
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
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and an emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Regulatory incentives to develop products for treatment of serious infectious diseases, cancer and other serious conditions may lead to increased competition for clinical investigators and clinical trial subjects, as well as for future prescriptions, if any of our product candidates are successfully developed and approved.
Compared to us, our competitors may have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, and ultimately marketing and obtaining reimbursement for their approved products. The in-licensing or acquisition of third-party intellectual property rights is a competitive area as well, and more established companies may have greater success in pursuing strategies to in-license or acquire third-party intellectual property rights that we may consider attractive or necessary. These competitors also compete with us in acquiring third-party contract manufacturing capacity and raw materials, recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical studies, as well as acquiring technologies that are complementary to or necessary for our programs. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated amongst our competitors.
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
•the safety profiles of our products, including as compared to alternative treatments and therapies; and
•any restrictions on the use of our products together with other medications.
The resulting inability of any approved products to generate significant revenue would compromise our ability to return to profitability.
Our product candidates, if approved, will remain subject to ongoing regulatory oversight and potential enforcement actions.
Even if we obtain regulatory approval in any particular jurisdiction, the applicable regulatory authorities may still impose significant restrictions on the indicated uses, marketing, manufacturing or distribution of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Additionally, the holder of an approved NDA or BLA is required to comply with FDA rules, including as relating to record-keeping, reporting of adverse events and product deviations, periodic reporting, product sampling and distribution, lot release, and advertising and promotion. The holder of an approved NDA or BLA is also subject to FDA review and periodic inspections, in addition to other potentially applicable federal and state laws, to ensure compliance with current Good Manufacturing Practice (cGMP), current Good Pharmacovigilance Practice (cGPvP) and current Good Distribution Practice (cGDP), as well as adherence to commitments made in the NDA or BLA.

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
Failure to comply with such requirements, when and if applicable, could subject us to a number of actions by applicable regulatory authorities ranging from warning or untitled letters to product seizures or significant fines or monetary penalties, among other actions. The FDA and other federal and state government agencies, including the U.S. Department of Justice (DOJ), closely regulate and monitor the marketing and promotion of products in the United States to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our medicines for uses other than their respective approved indications, we may be subject to DOJ-led enforcement actions for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant civil, criminal and administrative penalties. Any government investigation of alleged violations of laws or regulations could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. For additional information regarding regulatory approval and ongoing regulatory oversight, see the section titled “Part I, Item 1. Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In particular, should we choose to submit marketing authorizations for our product candidates in the European Union (EU), the process could be expensive and time-consuming as it requires a positive opinion from the EMA and ultimately approval from the European Commission (EC). Even if a product candidate receives marketing authorization, the EC and other EU regulatory authorities may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical studies or reporting as conditions of approval. Approval of certain product candidates outside of the United States, particularly those that target diseases that are more prevalent outside of the United States, will be important to the commercial success of such product candidates. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and additional costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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
Increased negative public opinion, or more restrictive government regulations in response thereto, would have a negative effect on our business, financial condition, results of operations or prospects, and may delay or impair the development and commercialization of our product candidates or demand for such product candidates. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause regulators’ or the public’s confidence in AI to be undermined, which could impede our ability to develop products using AI. Also, adverse events and any resulting negative publicity related to our preclinical or clinical studies or those of our competitors or of academic researchers utilizing similar technologies, even if not ultimately attributable to those particular product candidates we may discover and develop, could result in:
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

Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate in the future. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable operational risks that we identify; however, we may fail to correctly anticipate or quantify insurable operational risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Conditions in the insurance markets relating to nearly all areas of traditional corporate insurance change rapidly and may result in higher premium costs, higher policy deductibles and lower coverage limits. For some risks, we may not have insurance coverage at all because of high cost and/or limited availability, and our financial condition could be negatively impacted should such risks come to fruition.
Risks Related to Regulatory Compliance
Any product candidates for which we intend to seek approval may face competition sooner than anticipated if biosimilar or generic products are approved in the same indications.
Even if we are successful in achieving regulatory approval to commercialize any product candidate faster than our competitors, such product candidates may face competition from biosimilar or generic products. For example, in the United States, biologic product candidates are subject to approval and licensure under the BLA pathway, and small molecules, such as our small interfering RNA (siRNA) product candidate, elebsiran, are subject to approval and licensure under the NDA pathway. The Biologics Price Competition and Innovation Act of 2009 creates an abbreviated pathway for the approval of biosimilar and interchangeable biologic products following the approval of an original BLA. The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) creates a similar pathway for seeking approval of a generic version of an approved, small molecule innovator drug product. For additional information regarding biosimilars and exclusivity, see the section titled “Part I, Item 1. Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Physicians, other healthcare professionals and third-party payors, both in the United States and elsewhere, play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, patients, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, such as the U.S. federal Anti-Kickback Statute, civil monetary penalty laws, the False Claims Act (FCA) and other federal and state civil and criminal fraud and abuse laws, and the healthcare fraud provisions of Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) and the Physician Payments Sunshine Act. These false claims laws and civil monetary penalty laws, among other things, may be enforced through civil whistleblower or qui tam actions and prohibit knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal government funds, including in federal healthcare programs.

These laws may impact the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product candidates, if approved. For additional information regarding these laws, see the section titled “Part I, Item 1. Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2025. Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely continue to be costly. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs (such as Medicare and Medicaid), additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Should we seek and obtain regulatory approval in the United States, we expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, which could have an adverse effect on demand for our product candidates, as well as additional downward pressure on the price for any approved product. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain profitability from commercializing our products.
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

While we have policies and procedures to address compliance with applicable laws in the United States and other jurisdictions, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Detecting, investigating and resolving actual or alleged violations can be expensive and time-consuming, and could divert resources and management’s attention from our core business.
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
•inability of our CDMOs to execute process development, technology transfers, testing procedures, manufacturing and other logistical support requirements appropriately or on a timely basis;
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
•carrier disruptions or increased costs that are beyond our control, including increases in materials, labor or other manufacturing-related costs or higher supply chain logistics costs; and
•our inability to meet our supply obligations under applicable agreements with our development or commercial collaboration partners as a result of any failures, limitations or delays that originate from our third-party suppliers and CDMOs.
Suppliers and CDMOs may extend lead times, limit supplies, change manufacturing schedules, increase prices, or require significant upfront fees due to capacity and material supply constraints or other factors beyond our control. For example, the lead time needed to establish a relationship with a new raw material or component supplier or CDMO can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier or CDMO. The time and effort to effect a technology transfer to a new CDMO or to qualify a new supplier or CDMO could result in manufacturing delays, additional costs, diversion of resources or reduced manufacturing capacity or yields, any of which would negatively impact our operating results. Also, due to more limited knowledge of the manufacturing process for a product candidate during development stages, potential product loss and contaminations could lead to batch failures.
Specifically for synthetic siRNAs, we currently rely on a limited number of third-party suppliers and CDMOs that are able to meet our supply requirements. Our CDMOs could face risks in meeting our delivery time requirements or provide adequate amounts of synthetic siRNAs to meet our needs, which may include extended lead times, delays or shortages of raw materials and components, synthesis and purification failures and/or contamination during the manufacturing process, or difficulty complying with the applicable manufacturing requirements. To fulfill our siRNA supply requirements, we may need to secure alternative suppliers of synthetic siRNAs or key raw materials and components, and such alternative third-party suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Furthermore, engaging alternative suppliers could require additional regulatory filings and approvals.

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
We may not successfully integrate and realize the anticipated benefits from any acquired business. We face many risks in connection with acquisitions and investments, whether or not consummated. A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may in the future be required to take charges to our operating results based on this impairment assessment process, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our operations, and those of our CDMOs, clinical trial sites, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, geopolitical events, including civil or political unrest in any of our business locations, terrorism, insurrection or war (such as the ongoing conflicts in the Middle East and Eastern Europe), as well as other business interruptions, for which we are predominantly self-insured. Our existing business continuity preparations may not sufficiently mitigate the occurrence of any of these business disruptions, which could have a material adverse effect on our operations and financial condition and increase our costs and expenses.
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
Our computer and information technology systems, cloud-based computing services and those of our current and any future collaborators, service providers and other parties upon whom we rely can be vulnerable to malware, computer viruses, denial-of-service attacks, ransomware attacks, user error or malfeasance, data corruption, cyber-based attacks, natural disasters, public health pandemics or epidemics, geopolitical events, including civil or political unrest, terrorism, war and telecommunication and electrical failures that can result in damage to or the interruption or impairment of key business processes, or the loss or corruption of our information, including intellectual property, proprietary business information and personal information. We have in the past and may in the future experience server malfunction, software or hardware failures, supply-chain cyber-attacks, loss of data or other computer assets and other similar issues. In addition, we have in the past and may in the future experience security events affecting our information technology systems, such as through business email compromises or other network intrusions, including threats to exfiltrate and disclose proprietary information; however, none of these attacks to date, either individually or in the aggregate, have had a material adverse effect on our business, financial condition, results of operations or prospects. The techniques used to sabotage or to obtain unauthorized access to information systems, and networks in which cyber threat actors store data or through which they transmit data change frequently and we may be unable to implement adequate preventative measures. For example, threat actors may use artificial intelligence, including increasingly autonomous AI-enabled capabilities, to automate, enhance and scale cyber-attacks against us, our third-party service providers and other business partners. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to detect, investigate (including performing required forensics), mitigate and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations may require us to implement specific security measures or use industry-standard or otherwise reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, security breaches and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, as well as develop and implement protections to prevent the future occurrence of similar events. Although we maintain cybersecurity insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, if a significant security breach were to occur and cause significant interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions.
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
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violate (i) the laws and regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state security, fraud and abuse, and other laws and regulations impacting healthcare in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, (v) insider trading laws that restrict the buying and selling of shares of securities while in possession of material non-public information, (vi) federal and state data privacy laws and regulations and (vii) our contractual obligations or those of such parties. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical studies, creating fraudulent data in our preclinical or clinical studies or illegal misappropriation of drug product, which could result in regulatory sanctions and/or cause reputational harm.
It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these contractual provisions, laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud, violations or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs (such as Medicare and Medicaid), additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our ability to use our net operating losses (NOLs) to offset future taxable income may be subject to certain limitations.
As of December 31, 2025, we had $1.2 billion and $446.4 million of US federal and state net operating loss (NOL) carryforwards available to offset future federal and state taxable income. If not utilized, net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but utilization is limited to 80% of taxable income generated in the carryforward year. Any net operating losses generated in taxable years prior to December 31, 2017 are not limited in their utilization but will begin to expire in 2036. Under current state law, the state net operating loss carryforwards will begin to expire in 2037. Our ability to use our federal and state NOLs to offset potential future taxable income is dependent upon our generation of future taxable income before any expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting could also restrict our future access to the capital markets.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board or the SEC, as well as various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations and may require us to make costly changes to our operational processes and accounting systems.

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
On August 25, 2026, for estate and financial planning purposes, Brent Sabatini, CPA, MBA, our Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the Sabatini Trading Plan). The Sabatini Trading Plan provides for a sale of employee stock purchase plan (ESPP) shares pursuant to a market order on December 1, 2026. The total number of ESPP shares that will be sold under this arrangement will be less than 2,500 shares. The actual number of shares to be sold is not currently determinable as it will be based on the number of ESPP shares purchased by Mr. Sabatini on November 30, 2026. Under the Company’s 10b5-1 plan guidelines, Mr. Sabatini is prohibited from selling more than 50,000 shares in a single trading day. The Sabatini Trading Plan will expire on December 1, 2026, the date that all sales contemplated by the Sabatini Trading Plan will be executed.

Item 6. Exhibits.
(a)Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File Number	Exhibit Reference	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39083	3.1	10/16/2019

3.2	Amended and Restated Bylaws of the Company	8-K	001-39083	3.1	03/08/2023

10.1+	Offer Letter between the Company and Aziz Sawaf, dated September 1, 2026					X

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

VIR BIOTECHNOLOGY, INC.

Date: November 4, 2026	By:	/s/ Marianne De Backer
Marianne De Backer, M.Sc., Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Aziz Sawaf
Aziz Sawaf, MBEE, MBA, CFA Executive Vice President and Chief Financial Officer (Principal Financial Officer)